Form 10-Q
period 1996-04-13
WESTERN STAFF SERVICES INC
filed 1996-06-14
CIK 931911

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended APRIL 13, 1996

                            Commission file number 0-24990


                             WESTERN STAFF SERVICES, INC.
                (Exact name of registrant as specified in its charter)

      DELAWARE                                        94-1266151
   (State or other jurisdiction                     (I.R.S. employer
of incorporation or organization)                  identification number)


                                   301 LENNON LANE
                         WALNUT CREEK, CALIFORNIA  94598-2453
                                   (510)  930-5300
                 (Address, including zip code, and telephone number,
          including area code, of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes        No   X
                                           -----     -----

THIS IS THE FIRST FILING ON FORM 10-Q REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934. THE EFFECTIVE DATE OF THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 UNDER THE SECURITIES ACT OF 1933 WAS APRIL 30, 1996.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                       Outstanding at June 14, 1996
         ------------------                 ----------------------------

    Common Stock, $.01 par value                 10,338,116 shares

                    WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                        INDEX


                                                                          PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
              October 28, 1995 and April 13, 1996                           3

         Condensed Consolidated Statements of Operations -
              12 and 24 weeks ended April 15, 1995 and April 13, 1996       4

         Condensed Consolidated Statements of Cash Flows -
              24 weeks ended April 15, 1995 and April 13, 1996              5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities                                             15

Item 3.  Defaults upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 17

PART I  FINANCIAL INFORMATION

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                       OCTOBER 28,   APRIL 13,
                                                          1995         1996
                                                       -----------  -----------
                                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                          $   3,014     $  4,433
     Trade accounts receivable, less allowance for
       doubtful accounts of $823 and $796                  53,937       49,534
     Due from licensees                                     7,143        5,646
     Deferred income taxes                                  1,015        1,039
     Other current assets                                   3,143        2,934
                                                        ---------     --------
          Total current assets                             68,252       63,586
Property, plant and equipment, net                         16,438       17,913
Deferred income taxes                                         694          708
Intangible assets, net of accumulated
     amortization of $4,709 and $5,003                      9,476       10,173
Other assets                                                1,309        1,828
                                                        ---------     --------
                                                        $  96,169     $ 94,208
                                                        ---------     --------
                                                        ---------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                              $  12,600     $ 13,100
     Current portion of loans payable                       1,770        1,492
     Current portion of note payable to related party       2,468          973
     Accounts payable and accrued expenses                 33,135       30,148
     Income taxes payable                                     930          547
                                                        ---------     --------
          Total current liabilities                        50,903       46,260
Loans payable                                               3,678        2,014
Note payable to related party                               1,945        1,945
Deferred income taxes                                         299          304
Other long-term liabilities                                 7,552        7,515
                                                        ---------     --------
          Total liabilities                                64,377       58,038
                                                        ---------     --------
Commitments and contingencies (Note 3)
Stockholders' equity:
     Common stock, no par value; 15,420 shares authorized;
     8,838 shares issued and outstanding                       50           50
     Additional paid-in-capital                             3,999        3,999
     Retained earnings                                     27,386       31,771
     Cumulative currency translation                          357          350
                                                        ---------     --------
     Total stockholders' equity                            31,792       36,170
                                                        ---------     --------
                                                        $  96,169     $ 94,208
                                                        ---------     --------
                                                        ---------     --------


     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------



                                                              12 WEEKS ENDED                24 WEEKS ENDED
                                                        --------------------------   ---------------------------
                                                         APRIL 15,      APRIL 13,      APRIL 15,    APRIL 13,
                                                          1995            1996           1995         1996
                                                        ---------      ---------     ----------     ----------

Sales of services                                       $  88,334      $  96,231     $  171,596     $  193,365
License fees                                                  700            709          1,467          1,600
                                                        ---------      ---------     ----------     ----------

Total sales of services and license fees                   89,034         96,940        173,063        194,965
                                                        ---------      ---------     ----------     ----------

Costs of services                                          68,322         75,634        134,032        152,313
Franchise agents' share of gross profit                     4,811          4,010          9,177          7,899
Selling and administrative expenses                        12,834         14,903         24,542         29,440
                                                        ---------      ---------     ----------     ----------

Total costs and expenses                                   85,967         94,547        167,751        189,652
                                                        ---------      ---------     ----------     ----------

Operating income                                            3,067          2,393          5,312          5,313
Interest expense                                              234            325            434            762
Interest income                                               (65)           (33)          (125)           (98)
                                                        ---------      ---------     ----------     ----------

Income before income taxes                                  2,898          2,101          5,003          4,649
Provision for income taxes                                    145             95            250            264
                                                        ---------      ---------     ----------     ----------

Net income                                              $   2,753      $   2,006     $    4,753     $    4,385
                                                        ---------      ---------     ----------     ----------
                                                        ---------      ---------     ----------     ----------


PRO FORMA DATA:

Income before income taxes                              $   2,898      $   2,101     $    5,003     $    4,649
Provision for income taxes                                    985            819          1,701          1,780
                                                        ---------      ---------     ----------     ----------

Net income                                              $   1,913      $   1,282     $    3,302     $    2,869
                                                        ---------      ---------     ----------     ----------
                                                        ---------      ---------     ----------     ----------

Net income per common share                             $    0.21      $    0.15     $     0.37     $     0.32
                                                        ---------      ---------     ----------     ----------
                                                        ---------      ---------     ----------     ----------

Weighted average common shares outstanding                  8,838          8,838          8,838          8,838
                                                        ---------      ---------     ----------     ----------
                                                        ---------      ---------     ----------     ----------


     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                           24 WEEKS ENDED
                                                       ------------------------
                                                       APRIL 15,     APRIL 13,
                                                          1995          1996
                                                       -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                         $   4,753   $    4,385
     Adjustments to reconcile net income to
       net cash flows from operating activities:
         Depreciation                                       1,168        1,556
         Amortization                                          76          293
         Provision for losses on doubtful accounts            182          164
         Deferred income taxes                                 65          (30)
         Changes in assets and liabilities:
            Trade accounts receivable                      (3,184)       4,220
            Due from licensees                             (1,236)       1,497
            Other assets                                   (1,224)        (454)
            Accounts payable and accrued expenses          (2,473)      (3,202)
            Income taxes payable                              684         (370)
            Other long-term liabilities                       120          (47)
                                                        ---------   ----------

Net cash flows from operating activities                   (1,069)       8,012
                                                        ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditures for purchases of fixed assets            (1,712)      (3,163)
     Other, net                                               141         (455)
                                                        ---------   ----------

Net cash flows from investing activities                   (1,571)      (3,618)
                                                        ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under line of
       credit agreements                                    6,500          500
     Principal payments on loans payable                     (709)      (1,943)
     Repayment of note payable to related party                         (1,495)
     Distributions to stockholders                         (4,477)
                                                        ---------   ----------

Net cash flows from financing activities                    1,314       (2,938)
                                                        ---------   ----------

Effect of exchange rates on cash                               81          (37)
                                                        ---------   ----------

Net change in cash and cash equivalents                    (1,245)       1,419
Cash and cash equivalents at beginning of period            2,866        3,014
                                                        ---------   ----------

Cash and cash equivalents at end of period              $   1,621   $    4,433
                                                        ---------   ----------
                                                        ---------   ----------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
- --------------------------------------------------------------------------------


 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Western Staff Services, Inc. (the Parent) and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 15, 1995 and April 13, 1996 are unaudited. The principal stockholder of the Parent owns minority interests in each of the Parent's foreign and domestic subsidiaries and also owns Kontorservice, Inc. (Norwegian Branch), a temporary personnel services company doing business in Norway. Based on common control and management, these minority interests and the Norwegian Branch have been retroactively combined with the Company's financial statements for all periods presented in a manner similar to a pooling of interests. Material intercompany accounts and transactions have been eliminated.

     The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 33-85536).

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 24 week periods ended April 13, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.

 2.  INITIAL PUBLIC OFFERING OF COMMON STOCK AND PRO FORMA INFORMATION

     On May 3, 1996, the Company completed an initial public offering of 2,300,000 shares of common stock at $14.00 per share (the Offering) of which 1,500,000 shares were sold by the Company and 800,000 shares were sold by certain of the Company's stockholders. Prior to the Offering, there was no public market for the Company's common stock. The common stock is traded on the Nasdaq National Market under the symbol "WSTF".

     The net proceeds to the Company from the sale of the 1,500,000 shares of common stock, after deduction of associated expenses, were approximately $19,000. A portion of the net proceeds was used to repay $13,800 outstanding under the Company's revolving credit facility, with the remaining balance reserved for further debt reduction or for working capital and other general corporate use. The Company did not receive any of the proceeds from the sale of the shares of common stock offered by the stockholders.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
- --------------------------------------------------------------------------------


2.   INITIAL PUBLIC OFFERING OF COMMON STOCK AND PRO FORMA INFORMATION
     (CONTINUED)

     Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split, established a par value of $0.01 per share and increased the authorized shares to 25,000,000. The Company also issued 202,857 shares valued at $2,800 to the Company's principal stockholder in exchange for the contribution of his minority interests in each of the Company's foreign and domestic subsidiaries and the capital stock of the Norwegian Branch (see
     Note 1 - Basis of Presentation). In addition, the Company established a preferred stock series, $0.01 par value per share and authorized 1,000,000 shares. No shares of the preferred stock are outstanding.

     The effect of the Offering on the Company's capital structure was to increase common stock by $53 (10,338,116 shares issued and outstanding) and to increase additional paid-in-capital by approximately $18,952.

     On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company is required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination will result in a non-recurring net charge to earnings in the third quarter of fiscal 1996. This charge is due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes and will be reflected through an increase in current and deferred income tax liabilities, partially offset by an increase in the Company's deferred tax assets. The actual current and deferred income tax assets and liabilities and the related income tax provision will be recorded in the third quarter of fiscal 1996, based on temporary differences as of April 30, 1996, the effective date of the termination. The Company has not yet finalized its detailed calculation of the current and deferred income tax assets and liabilities and the related income tax provision; however, the Company currently estimates that the net charge to earnings will be approximately $7,500 consisting of a $12,500 income tax liability partially offset by $5,000 of deferred tax assets. These amounts may be subject to change pending completion of the actual calculation of the current and deferred income tax assets and liabilities and the related income tax provision. The income tax liability will be payable in quarterly installments due over four years. The initial quarterly installment relating to such estimated tax liability is due on July 15, 1996.

     Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented, divided by the pro forma weighted average shares of common stock outstanding during the period. The pro forma weighted average shares outstanding gives effect to the common stock split and the additional shares issued to the principal stockholder. Historical net income per share is not presented in view of prior period S corporation status.

     Prior to consummation of the Offering, the Company declared a dividend payable to its current stockholders consisting of all of the remaining undistributed earnings of the Company

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
- --------------------------------------------------------------------------------


2.   INITIAL PUBLIC OFFERING OF COMMON STOCK AND PRO FORMA INFORMATION
     (CONTINUED)

     accumulated from November 1, 1987 to April 30, 1996, the effective date of the Company's S corporation termination, which were subject to taxation at the stockholder level. The Company has not yet finalized its detailed calculation of the undistributed earnings of the Company from November 1, 1987 to April 30, 1996. The Company currently estimates that the undistributed earnings will be approximately $9,000; however, this amount is subject to change pending completion of the actual calculation. The Company has entered into an agreement which limits the S corporation distribution to $5,000. The difference between the actual distribution of $5,000 and the undistributed earnings will be reclassified for financial reporting purposes from retained earnings to additional paid-in-capital in the third fiscal quarter of 1996. The distribution will be paid in quarterly installments over a one-year period.

3.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits will not have a material adverse effect on the financial position or results of operations of the Company and that such obligations, if any, would be adequately covered by insurance.

4.   SUBSEQUENT EVENT

     On May 3, 1996 the Company granted options to purchase 426,000 shares of common stock to certain of its directors, executive officers and management employees pursuant to the 1996 Stock Option/Stock Issuance Plan at the initial public offering price of $14.00.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Western Staff Services, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein and with the Consolidated Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1 (File No. 33-85536).

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such factors include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer, the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of the public market analysts and investors. In addition, the Company's results of operations have historically been subject to seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the business are described in detail in the "Risk Factors" and "Business" sections of the Company's Registration Statement on Form S-1 (File No. 33-85536) which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company was founded in 1948 with an office in San Francisco, gradually expanding to over 350 offices in the United States, the United Kingdom, Australia, New Zealand, Denmark and Norway. Beginning in the late 1950s, the Company began its franchise agent program and in fiscal 1993 introduced its licensing program.

Demand for the Company's temporary staffing services is significantly affected by the general level of economic activity in the United States and certain international markets. During periods of economic expansion, temporary employees are often added before full-time employees are hired, resulting in strong industry growth. The temporary staffing industry also benefits during periods of economic uncertainty when employers are reluctant to hire new full-time workers and instead choose to utilize temporary employees. When economic activity slows, however, companies often choose to reduce their usage of temporary employees before laying off regular employees, resulting in a contraction in the temporary staffing industry.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------



RESULTS OF OPERATIONS

FISCAL QUARTER ENDED APRIL 13, 1996 COMPARED TO FISCAL QUARTER ENDED APRIL 15, 1995

     SALES OF SERVICES AND LICENSE FEES. Sales of services and license fees increased $7.9 million or 8.9% for the fiscal quarter ended April 13, 1996 as compared to the fiscal quarter ended April 15, 1995. The increase resulted from a 7.7% increase in billed hours and a 1.7% increase in average billing rates per hour. Billed hours increased primarily due to increased demand in the Company's existing offices and the addition of new offices. Sales of services for the second quarter of fiscal 1996 increased 10.5% and 9.0%, respectively, for the Company's domestic business services and international business services and declined 2.6% for the Company's medical services, as compared to the second quarter of fiscal 1995. The increase in average billing rates primarily reflects inflationary factors as well as changes in the overall business mix.

License fees are charged to licensed offices based upon a percentage of the gross profit generated by the licensed offices. License fees increased $9,000 or 1.3% for the fiscal quarter ended April 13, 1996 as compared to the fiscal quarter ended April 15, 1995. Approximately $204,000 of the license fees and gross profit for the fiscal quarter ended April 15, 1995 was associated with a major customer of one of the Company's licensees. This licensee's contract with this customer was completed on December 31, 1995. The Company added one new licensee and converted one franchise agent to the license program during the fiscal quarter ended April 13, 1996.

     COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $7.3 million or 10.7% for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. Gross margin decreased from 23.3% for the second quarter of fiscal 1995 to 22.0% for the second quarter of fiscal 1996. Workers' compensation costs were 3.3% of payroll in the second quarter of fiscal 1996 as compared to 2.2% during the second quarter of fiscal 1995. The second quarter of fiscal 1995 included a reduction in workers' compensation costs of $980,000 due to the settlement of all workers' compensation claims associated with policy years 1986 through 1991. The $980,000 reflects the difference between the final settlement payment to the insurance carrier and the remaining workers' compensation accruals for those policy years. In addition, gross margins for the international business declined slightly during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

     FRANCHISE AGENT'S SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based upon a percentage of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $801,000 or 16.6% for the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 5.4% during the second quarter of fiscal 1995 to 4.1% for the second quarter of fiscal 1996. This decrease is the result of the acquisition by the Company of the operations of two of its ten largest franchise agents and the conversion of these offices to Company-owned offices during the fourth quarter of fiscal 1995.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $2.1 million or 16.1% for the fiscal quarter ended April 13, 1996 as compared to the fiscal quarter ended April 15, 1995. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.4% to 15.4% for the same period. This increase is principally due to the conversion of franchise agent offices to Company-owned offices during the fourth quarter of fiscal 1995. When offices are converted from franchise agent offices to Company-owned offices, the Company becomes responsible for the operating expenses of the new Company-owned offices, resulting in an increase in the overall selling and administrative costs and a decrease in the franchise agents' share of gross profit.

     INTEREST EXPENSE. Interest expense increased $91,000 or 38.9% for the fiscal quarter ended April 13, 1996 as compared to the fiscal quarter ended April 15, 1995, reflecting higher average borrowings outstanding during the fiscal 1996 quarter.

     PRO FORMA PROVISION FOR INCOME TAXES. Pro forma provision for income taxes decreased from $985,000 for the fiscal quarter ended April 15, 1995 to $819,000 for the fiscal quarter ended April 13, 1996, due primarily to the decrease in income before income taxes of $797,000. The effective income tax rate increased from 34% for the fiscal quarter ended April 15, 1995 to 39% for the fiscal quarter ended April 13, 1996. The fiscal 1995 rate was lower due to income tax credits and the recognition of the benefit of foreign net operating loss carryforwards.

24 WEEK PERIOD ENDED APRIL 13, 1996 COMPARED TO 24 WEEK PERIOD ENDED APRIL 15, 1995

     SALES OF SERVICES AND LICENSE FEES. Sales of services and license fees increased $21.9 million or 12.7% for the 24 week period ended April 13, 1996 as compared to the 24 week period ended April 15, 1995. The increase resulted from a 9.5% increase in billed hours and a 3.1% increase in average billing rates per hour. Billed hours increased primarily due to increased demand in the Company's existing offices and the addition of new offices. Sales of services for the 24 week period ended April 13, 1996 increased 14.3%, 12.2% and 0.8%, respectively, for the Company's domestic business services, international business services and medical services as compared to the 24 week period ended April 15, 1995.
The increase in average billing rates primarily reflects inflationary factors as well as changes in the overall business mix.

License fees increased $133,000 or 9.1% for the 24 week period ended April 13, 1996 as compared to the 24 week period ended April 15, 1995 as a result of the overall growth in the gross profits generated by existing licensees and the addition of one new licensee and the conversion of one franchise agent to the
license program during the second quarter of fiscal 1996.   Approximately
$432,000 and $589,000 of the license fees and gross profit for the 24 week periods ended April 13, 1996 and April 15, 1995, respectively, were associated with a major customer of one of the Company's licensees. The licensee's contract with this customer was completed on December 31, 1995.

     COSTS OF SERVICES. Costs of services increased $18.3 million or 13.6% for the 24 week period ended April 13, 1996 as compared to the 24 week period ended April 15, 1995. Gross margin decreased from 22.6% for the 24 week period ended April 15, 1995 to 21.9% for the 24 week period ended April 13, 1996. Workers' compensation costs were 3.4% of payroll for the 24 week period ended April 13,

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


1996 as compared to 3.2% during the 24 week period ended April 13, 1995. The fiscal 1995 period included a reduction in workers' compensation costs of $980,000 due to the settlement of all workers' compensation claims associated with policy years 1986 through 1991. The $980,000 reflects the difference between the final settlement payment to the insurance carrier and the remaining workers' compensation accruals for those policy years. Also affecting the gross margin was a slight decrease in the gross margins for the international offices.

     FRANCHISE AGENT'S SHARE OF GROSS PROFIT. Franchise agents' share of gross profit decreased $1.3 million or 13.9% for the 24 week period ended April 13, 1996 as compared to the 24 week period ended April 15, 1995. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 5.3% during the 24 week period ended April 15, 1995 to 4.1% for the 24 week period ended April 13, 1996. This decrease is the result of the acquisition by the Company of the operations of two of its ten largest franchise agents and the conversion of these offices to Company-owned offices during the fourth quarter of fiscal 1995.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $4.9 million or 20.0% for the 24 week period ended April 13, 1996 as compared to the 24 week period ended April 15, 1995. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.2% to 15.1% over the same period. This increase is principally due to the conversion of franchise agent offices to Company-owned offices during the fourth quarter of fiscal 1995. When offices are converted from franchise agent offices to company-owned offices, the Company becomes responsible for the operating expenses of the new Company-owned offices, resulting in an increase in the overall selling and administrative costs and a decrease in the franchise agents' share of gross profit.

     INTEREST EXPENSE. Interest expense increased $328,000 or 75.6% for the 24 week period ended April 13, 1996 as compared to the 24 week period ended April 15, 1995 reflecting higher average borrowings outstanding during the fiscal 1996 period.

     PRO FORMA PROVISION FOR INCOME TAXES. Pro forma provision for income taxes increased from $1.7 million for the 24 week period ended April 15, 1995 to $1.8 million for the 24 week period ended April 13, 1996. The effective income tax rate increased from 34% for the fiscal 24 week period ended April 15, 1995 to 38% for the 24 week period ended April 13, 1996. The fiscal 1995 rate was lower due to income tax credits and the recognition of the benefit of foreign net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of external financing, including term loans, mortgage financing and bank lines of credit. The principal use of cash is for financing of accounts receivable, particularly during periods of growth. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Short-term borrowings used to finance accounts receivable follow a similar seasonal pattern.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


Net cash flows from operating activities was $8.0 million for the 24 week period ended April 13, 1996 as compared to ($1.1) million for the comparable 1995 period. The increase in cash flows from operating activities was largely due to decreases in accounts receivable and decreases in amounts due from licensees. During the 1995 period, revenues were increasing more rapidly than the 1996 period requiring additional funding of accounts receivables. While revenues have continued to grow during 1996, the rate of increase is not as significant as in the prior year. Due from licensees decreased due to the completion of the contract for a major customer of one of the licensees on December 31, 1995.
Cash flows were also positively impacted by increased depreciation and amortization costs resulting from recent acquisitions and investments in the Company's payroll and billing system.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $3.2 million for the 24 weeks ended April 13, 1996 and $1.7 million for the 24 weeks ended April 15, 1995. The 1996 period included approximately $1.3 million associated with the Company's new management information system, including costs for both the payroll and billing portion of the system as well as costs for new modules under development.

The Company expects to spend an additional $200,000 in fiscal 1996 to fully implement the payroll and billing portion of the new system. The Company has no other significant commitments for capital purchases.

During the 24 weeks ended April 13, 1996, the Company made payments totaling $564,000 for new acquisitions and for contingent payments under existing acquisitions.

Net cash used for debt reduction totaled $2.9 million for the 24 weeks ended April 15, 1996, including a payment of $1.5 million for fiscal 1995 acquisitions. During the 24 week period ended April 15, 1995, the Company increased borrowings by a net $5.8 million in order to provide working capital to support the Company's growth and to pay dividends to the Company's stockholders. Distributions to stockholders totaled $4.5 million for the 24 week period ended April 15, 1995, of which, approximately $3.5 million was used to fund income tax obligations.

During the second quarter of fiscal 1996, the Company executed a new term loan and revolving credit agreement. The new facility provides for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. The new facility also provides for a non-revolving line of credit, to be used primarily for acquisitions, converting on March 31, 1997 to a six-year fully amortized term loan in an amount up to $21.8 million. Amounts borrowed under the new facility will bear interest at variable rates based on the prime rate or at fixed rates based on LIBOR plus applicable margins on the date of borrowing.
The new credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers, loans to affiliates and purchases of investments. The facility also prohibits cash dividend payments on its capital stock. The revolving line of credit will mature on March 31, 1998 and the term loan will mature no later than March 31, 2003.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


SUBSEQUENT EVENT

On May 3, 1996, the Company completed its initial public offering (the Offering) of 2.3 million shares of Common Stock, 800,000 of which were sold by certain stockholders of the Company. The Company received net proceeds of approximately $19.0 million and used a portion of the net proceeds to repay all $13.8 million of borrowings outstanding under its revolving credit facility. The remaining net proceeds will be used for working capital and general corporate purposes or to further reduce debt.

On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company is required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination will result in a non-recurring net charge to earnings in the third quarter of fiscal 1996. This charge is due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes and will be reflected through an increase in current and deferred income tax liabilities, partially offset by an increase in the Company's deferred tax assets. The actual current and deferred income tax assets and liabilities and the related income tax provision will be recorded in the third quarter of fiscal 1996, based on temporary differences as of April 30, 1996, the effective date of the termination. The Company has not yet finalized its detailed calculation of the current and deferred income tax assets and liabilities and the related income tax provision; however, the Company currently estimates that the net charge to earnings will be approximately $7.5 million consisting of a $12.5 million income tax liability partially offset by $5.0 million of deferred tax assets. These amounts may be subject to change pending completion of the actual calculation of the current and deferred income tax assets and liabilities and the related income tax provision. The income tax liability will be payable in quarterly installments due over four years. The initial quarterly installment relating to such estimated tax liability is due on July 15, 1996.

Prior to consummation of the Offering, the Company declared a dividend payable to its current stockholders consisting of all of the remaining undistributed earnings of the Company accumulated from November 1, 1987 to April 30, 1996, the effective date of the Company's S corporation termination, which were subject to taxation at the stockholder level. The Company has not yet finalized its detailed calculation of the undistributed earnings of the Company from November 1, 1987 to April 30, 1996. The Company currently estimates that the undistributed earnings will be approximately $9.0 million; however, this amount is subject to change pending completion of the actual calculation. The Company has entered into an agreement which limits the S corporation distribution to $5.0 million. The difference between the actual distribution of $5.0 million and the undistributed earnings will be reclassified for financial reporting purposes from retained earnings to additional paid-in-capital in the third fiscal quarter of 1996. The distribution will be paid in quarterly installments over a one-year period.

The Company believes that cash provided from operations and available borrowings under the credit agreement will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     Not applicable.

Item 2.   CHANGES IN SECURITIES

     Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.   OTHER INFORMATION

     Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                                    EXHIBIT INDEX

Exhibit
Number                   Description
- -------                  -----------

2.1 Agreement for Purchase and Sale of Stock of Western Video Images, Inc. and Purchase and Sale of Promissory Notes dated as of October 27, 1994 by and between Western Staff Services (USA), Inc. and W. Robert Stover. *

3.1 Second Amended and restated Certificate of Incorporation of Western Staff Services, Inc. *

3.2 Form of Third Amended and Restated Certificate of Incorporation of Western Staff Services, Inc. (to be filed with the Delaware Secretary of State at Closing). *

3.3            Form of By-Laws of Western Staff Services, Inc. *

4.1            Specimen of Stock Certificate. *

10.1 Form of Indemnification Agreement between the Company and officers and key employees of the Company. *

10.2 Form of Indemnification Agreement between the Company and directors of the Company. *

10.3           Employment Agreement between the Company and W. Robert Stover. *

10.5           Form of Nonstatutory Stock Option Agreement for fiscal 1989. *

10.6           Form of Nonstatutory Stock Option Agreement for fiscal 1990. *

10.7           Form of Western Staff Services, Inc. 1996 Stock Option/Stock
               Issuance Plan. *

10.8 Credit Agreement dated as of February 21, 1996 among Western Staff Services, Inc., Bank of America National Trust and Savings Association, Sanwa Bank California and certain other financial institutions. *

10.9 Deed of Trust (Non-Construction) & Assignment of Rents dated June 21, 1994 by and between Western Staff Services, Inc., First Bancorp and Sanwa Bank California. *

10.10 Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company. *

10.11          Form of Western Staff Services, Inc. 1996 Employee Stock Purchase
               Plan. *

10.12          Form of Exchange Agreement between the Company and W. Robert
               Stover. *

10.13          Form of Employment Contract with certain Named Executive
               Officers. *

27.1           Financial Data Schedule


- -----------------

* Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-85536).

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the fiscal quarter ended
April 13, 1996.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WESTERN STAFF SERVICES, INC.


     June 14, 1996                      /s/     Paul A. Norberg
- ------------------------                -----------------------------------
          Date                                  Paul. A Norberg
                                     Executive Vice President, Chief Financial
                                              Officer and Director
                                         (PRINCIPAL FINANCIAL OFFICER)