Form 10-Q
period 1996-07-06
WESTERN STAFF SERVICES INC
filed 1996-08-20
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934.

                   For the quarterly period ended JULY 6, 1996

                         Commission file number 0-24990


                          WESTERN STAFF SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         94-1266151
   (State or other jurisdiction                            (I.R.S. employer
of incorporation or organization)                        identification number)


                                 301 LENNON LANE
                      WALNUT CREEK, CALIFORNIA  94598-2453
                                 (510)  930-5300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    .  No ____
                                          -------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                       Outstanding at August 20, 1996
          --------------------               ------------------------------
    Common Stock, $.01 par value                   10,338,116 shares

                  WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
              October 28, 1995 and July 6, 1996                            3

         Condensed Consolidated Statements of Operations -
              12 and 36 weeks ended July 8, 1995 and July 6, 1996          4

         Condensed Consolidated Statements of Cash Flows -
              36 weeks ended July 8, 1995 and July 6, 1996                 5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                16

Item 2.  Changes in Securities                                            16

Item 3.  Defaults upon Senior Securities                                  16

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 16

Signatures                                                                18

PART I.  FINANCIAL INFORMATION

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                       OCTOBER 28,       JULY 6,
                                                           1995           1996
                                                      -----------    -----------
                                                                     (UNAUDITED)


ASSETS
Current assets:
    Cash and cash equivalents                         $    3,014     $    4,920
    Trade accounts receivable, less allowance for
         doubtful accounts of $823 and $828               53,937         55,842
    Due from licensees                                     7,143          4,397
    Deferred income taxes                                  1,015          4,738
    Other current assets                                   3,143          3,253
                                                      ----------     ----------
         Total current assets                             68,252         73,150
Property, plant and equipment, net                        16,438         18,267
Deferred income taxes                                        694          2,028
Intangible assets, net of accumulated
    amortization of $4,709 and $5,193                      9,476         12,773
Other assets                                               1,309          1,225

                                                      ----------     ----------
                                                      $   96,169        107,443
                                                      ----------     ----------
                                                      ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                             $   12,600     $
    Current portion of loans payable                       1,770          1,458
    Current portion of note payable to related party       2,468            973
    Accounts payable and accrued expenses                 33,135         29,602
    Income taxes payable                                     930          6,081
    Distribution payable to stockholder                                   5,000
                                                      ----------     ----------
         Total current liabilities                        50,903         43,114
Loans payable                                              3,678          1,989
Note payable to related party                              1,945          1,945
Deferred income taxes                                        299          7,858
Other long-term liabilities                                7,552          7,548
                                                      ----------     ----------
         Total liabilities                                64,377         62,454
                                                      ----------     ----------
Commitments and contingencies (Note 3)
Stockholders' equity:
    Preferred stock - $.01 par value;
         Authorized and unissued: 1,000 shares at
          July 6, 1996
    Common stock:
         Par value:  no par value at October 28, 1995;
          $.01 at July 6, 1996
         Authorized: 15,420 at October 28, 1995;
          25,000 at July 6, 1996
         Issued and outstanding:  8,838 at
          October 28, 1995; 10,338 at July 6, 1996            50            103
    Additional paid-in-capital                             3,999         29,068
    Retained earnings                                     27,386         15,399
    Cumulative currency translation                          357            419
                                                      ----------     ----------
         Total stockholders' equity                       31,792         44,989
                                                      ----------     ----------
                                                      $   96,169     $  107,443
                                                      ----------     ----------
                                                      ----------     ----------

See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- -------------------------------------------------------------------------------



                                                            12 WEEKS ENDED                36 WEEKS ENDED
                                                     ---------------------------   ---------------------------
                                                         JULY 8,        JULY 6,        JULY 8,       JULY 6,
                                                          1995           1996           1995          1996
                                                     ------------   ------------   ------------   ------------
Sales of services                                   $    90,450    $   104,494    $   262,046    $   297,859
License fees                                                841            487          2,308          2,087
                                                    ------------   ------------   ------------   ------------

Total sales of services and license fees                 91,291        104,981        264,354        299,946
                                                    ------------   ------------   ------------   ------------

Costs of services                                        71,226         82,240        205,258        234,553
Franchise agents' share of gross profit                   4,787          4,252         13,964         12,151
Selling and administrative expenses                      13,669         15,515         38,211         44,954
                                                    ------------   ------------   ------------   ------------

Total costs and expenses                                 89,682        102,007        257,433        291,658
                                                    ------------   ------------   ------------   ------------

Operating income                                          1,609          2,974          6,921          8,288
Interest expense                                            299            162            733            924
Interest income                                             (64)           (94)          (189)          (192)
                                                    ------------   ------------   ------------   ------------

Income before income taxes                                1,374          2,906          6,377          7,556
Provision for income taxes                                   68          8,137            318          8,401
                                                    ------------   ------------   ------------   ------------

Net income (loss)                                   $     1,306    $    (5,231)   $     6,059    $      (845)
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

PRO FORMA DATA:

Income before income taxes                          $     1,374    $     2,906    $     6,377    $     7,556
Provision for income taxes                                  467          1,133          2,168          2,913
                                                    ------------   ------------   ------------   ------------

Net income                                          $       907    $     1,773    $     4,209    $     4,643
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

Net income per common share                         $      0.10    $      0.18    $      0.48    $      0.50
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------

Weighted average common shares outstanding                8,838          9,999          8,838          9,225
                                                    ------------   ------------   ------------   ------------
                                                    ------------   ------------   ------------   ------------






     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                           36 WEEKS ENDED
                                                       ----------------------
                                                        JULY 8,       JULY 6,
                                                         1995          1996
                                                       -------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                  $  6,059     $   (845)
    Adjustments to reconcile net income (loss)
     to net cash flows
         from operating activities:
              Depreciation                                1,838        2,449
              Amortization                                  149          486
              Provision for losses on doubtful accounts     384          356
              Deferred income taxes                         248        2,505
              Changes in assets and liabilities:
              Trade accounts receivable                     (89)      (2,223)
              Due from licensees                         (1,129)       2,746
              Other assets                                 (644)        (197)
              Accounts payable and accrued expenses      (2,866)      (3,919)
              Income taxes payable                          517        5,156
              Other long-term liabilities                   130          (14)
                                                       ---------    ---------

Net cash flows from operating activities                  4,597        6,500
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for purchases of fixed assets           (2,989)      (4,430)
    Payments for intangibles and other investments          (60)      (3,821)
    Other, net                                              273          223
                                                       ---------    ---------

Net cash flows from investing activities                 (2,776)      (8,028)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under line of
     credit agreements                                    5,600      (12,600)
    Proceeds from issuance of loans payable                 400
    Principal payments on loans payable                  (1,034)      (2,002)
    Repayment of note payable to related party              (24)      (1,495)
    Proceeds from issuance of common stock                            19,530
    Distributions to stockholders                        (7,275)
                                                       ---------    ---------

Net cash flows from financing activities                 (2,333)       3,433
                                                       ---------    ---------

Effect of exchange rates on cash                             (8)           1
                                                       ---------    ---------


Net change in cash and cash equivalents                    (520)       1,906
Cash and cash equivalents at beginning of period          2,866        3,014
                                                       ---------    ---------

Cash and cash equivalents at end of period             $  2,346     $  4,920
                                                       ---------    ---------
                                                       ---------    ---------


     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
- --------------------------------------------------------------------------------



1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Western Staff Services, Inc. (the Parent) and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 8, 1995 and July 6, 1996 are unaudited. Material intercompany accounts and transactions have been eliminated.

    Prior to the Company's initial public offering completed May 3, 1996 (the Offering), the principal stockholder of the Parent owned minority interests in each of the Parent's foreign and domestic subsidiaries and also owned Kontorservice, Inc. (Norwegian Branch), a temporary personnel services company doing business in Norway. Concurrent with the Offering, the Company issued 202,857 shares valued at $2,840 to the Company's principal stockholder in exchange for the contribution of each of his minority interests and the capital stock of the Norwegian Branch. Based on common control and management, these minority interests and the Norwegian Branch have been retroactively combined with the Company's financial statements for all prior periods presented in a manner similar to a pooling of interests.

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

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 36 week periods ended July 6, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  INITIAL PUBLIC OFFERING OF COMMON STOCK AND PRO FORMA INFORMATION

    On May 3, 1996, the Company completed an initial public offering of 2,300,000 shares of common stock at $14.00 per share of which 1,500,000 shares were sold by the Company and 800,000 shares were sold by certain of the Company's stockholders. Prior to the Offering, there was no public market for the Company's common stock. The common stock is traded on the Nasdaq National Market under the symbol "WSTF".

    The net proceeds to the Company from the sale of the 1,500,000 shares of common stock, after deduction of associated expenses, were $18,980. A portion of the net proceeds was used to repay $13,800 outstanding under the Company's revolving credit facility. A portion of the remaining

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
- --------------------------------------------------------------------------------


2.  INITIAL PUBLIC OFFERING OF COMMON STOCK AND PRO FORMA INFORMATION
    (CONTINUED)

    balance was used to acquire the operations of one of the Company's licensees and one of the Company's franchise agents for a combined purchase price of $2,767. The remaining balance is reserved for acquisitions, further debt reduction or for working capital and other general corporate use. The Company did not receive any of the proceeds from the sale of the shares of common stock offered by the stockholders.

    Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split, established a par value of $0.01 per share of common stock and increased the authorized shares of common stock to 25,000,000. In addition, the Company established a class of preferred stock, $0.01 par value per share, and authorized 1,000,000 shares. No shares of the preferred stock are outstanding.

    The effect of the Offering on the Company's capital structure was to increase common stock by $53 (10,338,116 shares issued and outstanding) and to increase additional paid-in-capital by approximately $18,927.

    On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company is required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination resulted in a non-recurring net charge to earnings of $7,460 in the third quarter of fiscal 1996. This charge is due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes and is reflected on the Company's unaudited consolidated balance sheet at July 6, 1996 through adjustments consisting of an increase of $12,574 in income taxes payable and deferred income tax liabilities partially offset by an increase in the Company's deferred tax assets of $5,114. The income tax liability of $12,574 will be payable in quarterly installments due over four years. The initial quarterly installment relating to such tax liability is due on August 15, 1996.

    Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented, divided by the pro forma weighted average shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these items. The pro forma weighted average shares outstanding for the 12 and 36 weeks ended July 8, 1995 gives effect to the common stock split and the additional shares issued to the principal stockholder. Historical net income per share is not presented in view of prior period S corporation status.

    Prior to consummation of the Offering, the Company declared a dividend payable to its current stockholders consisting of the lesser of the remaining undistributed earnings of the Company

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
- --------------------------------------------------------------------------------


2.  INITIAL PUBLIC OFFERING OF COMMON STOCK AND PRO FORMA INFORMATION
    (CONTINUED)

    accumulated from November 1, 1987 to April 30, 1996 (the effective date of the Company's S corporation termination) which were subject to taxation at the stockholder level, or $5,000. The final undistributed earnings of the Company from November 1, 1987 to April 30, 1996 totaled $11,142. The difference between the actual distribution of $5,000 and the undistributed earnings of $11,142 has been reclassified for financial reporting purposes from retained earnings to additional paid-in-capital. The $5,000 stockholder distribution will be paid in quarterly installments over a one-year period. The first installment of $1,250 was paid on July 15, 1996.

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

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such factors include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer, the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of the public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Risk Factors" and "Business" sections of the Company's Registration Statement on Form S-1 (File No. 33-85536) which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JULY 6, 1996 COMPARED TO FISCAL QUARTER ENDED JULY 8, 1995

    SALES OF SERVICES AND LICENSE FEES. Sales of services increased $14.0 million or 15.5% for the fiscal quarter ended July 6, 1996 as compared to the fiscal quarter ended July 8, 1995. The increase resulted from a 14.5% increase in billed hours and a 0.7% increase in average billing rates per hour. During the fiscal quarter ended July 6, 1996, the Company purchased the operations of one of its licensees and converted the offices to Company-owned. Approximately $2.8 million of the sales increase in the third quarter of fiscal 1996 is the result of this acquisition. Billed hours also increased due to increased demand in the Company's existing offices and the addition of new offices. Sales of services for the third quarter of fiscal 1996 increased 17.1%, 15.9% and 2.9%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the third quarter of fiscal 1995. The increase in average billing rates reflects inflationary factors as well as changes in the overall business mix.

License fees are charged to licensed offices based upon a percentage of the gross profit generated by the licensed offices. License fees decreased $354,000 or 42.1% for the fiscal quarter ended July 6, 1996 as compared to the fiscal quarter ended July 8, 1995. Approximately $465,000 of the license fees and gross profit for the fiscal quarter ended July 8, 1995 was associated with a major customer of one of the Company's licensees. The contract with this licensee's customer was completed on December 31, 1995. License fees also decreased due to the acquisition of one of the Company's licensees as noted
above.   The Company added two new licensees and converted one franchise agent to the license program during the second quarter of fiscal 1996.

    COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $11.0 million or 15.5% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. Gross margin decreased from 22.0% for the third quarter of fiscal 1995 to 21.7% for the third quarter of fiscal 1996 due largely to the decrease in license fees noted above. Workers' compensation costs were 3.3% of payroll in the third quarter of fiscal 1996 as compared to 3.9% during the third quarter of fiscal 1995.

    FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based upon a percentage of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $535,000 or 11.2% for the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 5.2% during the third quarter of fiscal 1995 to 4.1% for the third quarter of fiscal 1996. This decrease is largely the result of the acquisition by the Company of the operations of two of its ten largest franchise agents and the conversion of these offices to Company-owned offices during the fourth quarter of fiscal 1995.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $1.8 million or 13.5% for the fiscal quarter ended July 6, 1996 as compared to the fiscal quarter ended July 8, 1995. As a percentage of sales of services and license fees, selling and administrative expenses decreased from 15.0% to 14.8% for the same period. Included in these costs for the third quarter of fiscal 1995 was a $940,000 non-recurring charge to write-off deferred costs related to the Company's planned 1994 initial public offering (IPO) that was subsequently postponed. Excluding the charge for the IPO costs, selling and administrative expenses as a percentage of sales of services and license fees would have been 13.9% for the fiscal quarter ended July 8, 1995. The third quarter fiscal 1996 increase in selling and administrative expenses as a percentage of sales of services and license fees (after excluding the IPO costs in fiscal 1995) is principally due to the conversion of franchise agent offices to Company-owned offices during the fourth quarter of fiscal 1995. When offices are converted from franchise agent offices to Company-owned offices, the Company becomes responsible for the operating expenses of the new Company-owned offices, resulting in an increase in the overall selling and administrative costs and a decrease in the franchise agents' share of gross profit. Selling and administrative expenses also increased slightly due to the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the conversion of the licensed offices to Company-owned.

    INTEREST EXPENSE. Interest expense decreased $137,000 or 45.8% for the fiscal quarter ended July 6, 1996 as compared to the fiscal quarter ended July 8, 1995, reflecting lower average borrowings outstanding during the fiscal 1996 quarter. A portion of the proceeds from the Company's May 3, 1996 Offering were used to repay borrowings under the Company's line of credit agreement.

    PRO FORMA PROVISION FOR INCOME TAXES. Pro forma provision for income taxes increased from $467,000 for the fiscal quarter ended July 8, 1995 to $1.1 million for the fiscal quarter ended July 6, 1996, due primarily to the increase in income before income taxes of $1.5 million. The effective income tax rate increased from 34.0% for the fiscal quarter ended July 8, 1995 to 39.0% for the fiscal quarter ended July 6, 1996. The fiscal 1995 rate was lower due to income tax credits and the recognition of the benefit of foreign net operating loss carryforwards.

36 WEEK PERIOD ENDED JULY 6, 1996 COMPARED TO 36 WEEK PERIOD ENDED JULY 8, 1995

    SALES OF SERVICES AND LICENSE FEES. Sales of services increased $35.8 million or 13.7% for the 36 week period ended July 6, 1996 as compared to the 36 week period ended July 8, 1995. The increase resulted from an 11.2% increase in billed hours and a 2.2% increase in average billing rates per hour. Billed hours increased primarily due to increased demand in the Company's existing offices and the addition of new offices as well as the effect of the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the conversion of the licensee's offices to Company-owned. Sales of services for the 36 week period ended July 6, 1996 increased 15.1%, 13.5% and 2.3%, respectively, for the Company's domestic business services, international business services and medical services as compared to the 36 week period ended July 8, 1995. The increase in average billing rates reflects inflationary factors as well as changes in the overall business mix.

License fees decreased $221,000 or 9.6% for the 36 week period ended July 6,
1996 as compared to the 36 week period ended July 8, 1995.   Approximately
$470,000 and $1,055,000 of the license fees and

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

gross profit for the 36 week periods ended July 6, 1996 and July 8, 1995, respectively, were associated with a major customer of one of the Company's licensees. The licensee's contract with this customer was completed on December 31, 1995. License fees also decreased due to the acquisition of one of the Company's licensees during the third quarter of fiscal 1996. The Company added two new licensees and converted one franchise agent to the license program during the second quarter of fiscal 1996.

    COSTS OF SERVICES. Costs of services increased $29.3 million or 14.3% for the 36 week period ended July 6, 1996 as compared to the 36 week period ended July 8, 1995. Gross margin decreased from 22.4% for the 36 week period ended July 8, 1995 to 21.8% for the 36 week period ended July 6, 1996. Workers' compensation costs were 3.3% of payroll for the 36 week period ended July 6, 1996 as compared to 3.4% during the 36 week period ended July 8, 1995. The fiscal 1995 period included a reduction in workers' compensation costs of $980,000 due to the settlement of all workers' compensation claims associated with policy years 1986 through 1991. The $980,000 reflects the difference between the final settlement payment to the insurance carrier and the remaining workers' compensation accruals for those policy years.

    FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit decreased $1.8 million or 13.0% for the 36 week period ended July 6, 1996 as compared to the 36 week period ended July 8, 1995. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 5.3% during the 36 week period ended July 8, 1995 to 4.1% for the 36 week period ended July 6, 1996. This decrease is the result of the acquisition by the Company of the operations of two of its ten largest franchise agents and the conversion of these offices to Company-owned offices during the fourth quarter of fiscal 1995.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $6.7 million or 17.6% for the 36 week period ended July 6, 1996 as compared to the 36 week period ended July 8, 1995. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.5% to 15.0% over the same period. Included in these costs for the third quarter of fiscal 1995 was a $940,000 non-recurring charge to write-off deferred costs related to the Company's planned 1994 IPO that was subsequently postponed. Excluding the charge for the IPO costs, selling and administrative expenses as a percentage of sales of services and license fees would have been 14.1% for the 36 week period ended July 8, 1995. The increase in selling and administrative expenses as a percentage of sales of services and license fees (after excluding the IPO costs in fiscal 1995) is principally due to the conversion of franchise agent offices to Company-owned offices during the fourth quarter of fiscal 1995. When offices are converted from franchise agent offices to company-owned offices, the Company becomes responsible for the operating expenses of the new Company-owned offices, resulting in an increase in the overall selling and administrative costs and a decrease in the franchise agents' share of gross profit.

    INTEREST EXPENSE. Interest expense increased $191,000 or 26.1% for the 36 week period ended July 6, 1996 as compared to the 36 week period ended July 8, 1995 reflecting higher average borrowings outstanding during the fiscal 1996 period.

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

    PRO FORMA PROVISION FOR INCOME TAXES. Pro forma provision for income taxes increased from $2.2 million for the 36 week period ended July 8, 1995 to $2.9 million for the 36 week period ended July 6, 1996 due to an increase of $1.2 million in income before income taxes and due to a higher effective tax rate for the fiscal 1996 period. The effective income tax rate increased from 34.0% for the fiscal 1995 period to 38.6% for the fiscal 1996 period. The fiscal 1995 rate was lower due to income tax credits and the recognition of the benefit of foreign net operating loss carryforwards.

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

On May 3, 1996, the Company completed an initial public offering (the Offering) of 2.3 million shares of Common Stock, 800,000 of which were sold by certain stockholders of the Company. The Company received net proceeds from the Offering of approximately $19.0 million. A portion of the net proceeds was used to repay $13.8 million outstanding under the Company's revolving credit facility. A portion of the remaining balance was used to acquire the operations of one of the Company's licensees and one of the Company's franchise agents for a combined purchase price of $2.8 million. The remaining balance is reserved for acquisitions, further debt reduction or for working capital and other general corporate use.

On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company is required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination resulted in a non-recurring net charge to earnings of approximately $7.5 million in the third quarter of fiscal 1996. This charge is due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes and is reflected on the Company's unaudited consolidated balance sheet at July 6, 1996 through adjustments consisting of an increase of $12.6 million in income taxes payable and deferred income tax liabilities partially offset by an increase in the Company's deferred tax assets of $5.1 million. The income tax liability of $12.6 million will be payable in quarterly installments due over four years. The initial quarterly installment relating to such tax liability is due on August 15, 1996.

Prior to consummation of the Offering, the Company declared a dividend payable to its current stockholders consisting of the lesser of the remaining undistributed earnings of the Company accumulated from November 1, 1987 to April 30, 1996, (the effective date of the Company's S corporation termination), which were subject to taxation at the stockholder level, or $5 million. The final undistributed earnings of the Company from November 1, 1987 to April 30, 1996 totaled $11.1 million. The difference between the actual distribution of $5.0 million and the undistributed earnings of

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

$11.1 million has been reclassified for financial reporting purposes from retained earnings to additional paid-in-capital. The $5.0 million stockholder distribution will be paid in quarterly installments over a one-year period. The first installment of $1.25 million was paid on July 15, 1996.

Net cash flows from operating activities was $6.5 million for the 36 week period ended July 6, 1996 as compared to $4.6 million for the comparable 1995 period. Net income decreased by $6.9 million due to the tax adjustments noted above. However, this decrease in cash flow was offset by increases in income taxes payable and deferred income taxes. The increase in cash flows from operating activities for the 36 week period ended July 6, 1996 was also due to decreases in amounts due from licensees as a result of the completion of the contract for a major customer of one of the licensees on December 31, 1995 and the collection of the outstanding receivables from this customer. Cash flows were also positively impacted by increased depreciation and amortization costs resulting from recent acquisitions and investments in the Company's payroll and billing system. These increases in cash flow were partially offset by higher levels of accounts receivable at July 6, 1996 resulting from sales growth, as well as decreases in accounts payable and accrued liabilities.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $4.4 million for the 36 weeks ended July 6, 1996 and $3.0 million for the 36 weeks ended July 8, 1995. The fiscal 1996 period included approximately $1.7 million associated with the Company's new management information system, including costs for both the payroll and billing portion of the system as well as costs for new modules under development. The Company expects to spend an additional $100,000 in fiscal 1996 to fully implement the payroll and billing portion of the new system. The Company has no other significant commitments for capital purchases. During the 36 weeks ended July 6, 1996, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $3.8 million, including payments of approximately $2.8 million for the acquisition of the operations of one of the Company's licensees and one of the Company's franchise agents.

Net cash used for debt reduction totaled $16.1 million for the 36 weeks ended July 6, 1996, including a payment of $1.5 million for fiscal 1995 acquisitions. During the 36 week period ended July 8, 1995, the Company increased borrowings by a net $4.9 million in order to provide working capital to support the Company's growth and to pay dividends to the Company's stockholders. Distributions to stockholders totaled $7.3 million for the 36 week period ended July 8, 1995, of which, approximately $4.4 million was used to fund income tax obligations.

During the second quarter of fiscal 1996, the Company executed a new term loan and revolving credit agreement. The facility provides for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. The facility also provides for a non-revolving line of credit, to be used primarily for acquisitions, converting on March 31, 1997 to a six-year fully amortized term loan in an amount up to $21.8 million. Amounts borrowed under the facility bear interest at variable rates based on the prime rate or at fixed rates based on LIBOR plus applicable margins on the date of borrowing. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or prohibit the

WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers, loans to affiliates and purchases of investments. The facility also prohibits cash dividend payments on its capital stock. The revolving line of credit will mature on March 31, 1998 and the term loan will mature no later than March 31, 2003. As of July 6, 1996, the Company had $46.8 million available under its term loan and revolving credit facility, consisting of $20.0 million available for direct advances, $5.0 million for irrevocable standby letters of credit and $21.8 million under the non-revolving line of credit to be used primarily for acquisitions.

The Company believes that cash provided from operations and available borrowings under the credit agreement will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         During the third fiscal quarter of 1996, the Company favorably resolved one of the two pending cases it had brought against former franchise agents. The Company obtained a bankruptcy court decree of nondischargeability against an individual former franchise agent and entered into a settlement agreement for dismissal of an appeal from a state court judgment in it favor and related matters.

Item 2.  CHANGES IN SECURITIES

              Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

Item 5.  OTHER INFORMATION

              Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                                  EXHIBIT INDEX
Exhibit
NUMBER                  DESCRIPTION
- ------                  -----------
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

   4.1   Specimen of Stock Certificate. *

  10.1 Form of Indemnification Agreement between the Company and officers and key employees of the Company. *

     10.2 Form of Indemnification Agreement between the Company and directors of the Company.*

     10.3     Employment Agreement between the Company and W. Robert Stover.*

     10.5     Form of Nonstatutory Stock Option Agreement for fiscal 1989.*

     10.6     Form of Nonstatutory Stock Option Agreement for fiscal 1990.*

     10.7 Form of Western Staff Services, Inc. 1996 Stock Option/Stock Issuance Plan.*

   10.7.1     Western Staff Services, Inc. 1996 Stock Option/Stock
              Issuance Plan.+

     10.8 Credit Agreement dated as of February 21, 1996 among Western Staff Services, Inc., Bank of America National Trust and Savings Association, Sanwa Bank California and certain other financial institutions.*

   10.8.1     First Amendment to Credit Agreement dated as of June 10, 1996.

     10.9 Deed of Trust (Non-Construction) & Assignment of Rents dated June 21, 1994 by and between Western Staff Services, Inc., First Bancorp and Sanwa Bank California.*

   10.9.1 Amendment of Commercial Credit Agreement and Modification of Deed of Trust as of June 6, 1996.

    10.10 Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.*

    10.11     Form of Western Staff Services, Inc. 1996 Employee Stock
              Purchase Plan.*

  10.11.1     Western Staff Services, Inc. Employee Stock Purchase Plan.+

    10.12     Form of Exchange Agreement between the Company and W. Robert
              Stover.*

    10.13     Form of Employment Contract with certain Named Executive
              Officers.*

     27.1     Financial Data Schedule


     --------------------

     * Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-85536).

     + Filed with Registrant's Registration Statement on Form S-8 (File No.
       333- 10429).

                  (b) Reports on Form 8-K


                  No reports on Form 8-K were filed in the fiscal quarter ended July 6, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WESTERN STAFF SERVICES, INC.


     August 20, 1996                   /S/   PAUL A. NORBERG
- --------------------------          ---------------------------------
          Date                                  Paul. A Norberg
                                    Executive Vice President, Chief Financial
                                             Officer and Director
                                         (PRINCIPAL FINANCIAL OFFICER)