Form 10-K
period 1996-11-02
WESTERN STAFF SERVICES INC
filed 1997-01-31
CIK 931911

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  -----------------
                                      FORM 10-K
                                  -----------------
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended November 2, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from           to
                                   ---------    ---------

                          COMMISSION FILE NUMBER
                                                  -----------

                             WESTERN STAFF SERVICES, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                94-1266151
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                                   301 LENNON LANE
                         WALNUT CREEK, CALIFORNIA 94598-2453
                 (Address of principal executive offices) (Zip Code)

                                    (510) 930-5300
                  Registrant's telephone number, including area code

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, $0.01 par value per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,838,809 as of December 28, 1996, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for December 27, 1996, the immediately preceding trading day. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    10,338,116 shares of the Registrant's $0.01 par value Common Stock were outstanding as of December 28, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE.

    The following documents (or portions thereof) are incorporated by reference into the Parts of the Form 10-K.

    Definitive Proxy Statement related to the Company's 1997 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

                                        PART I

ITEM 1.  BUSINESS.

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, DEMAND FOR THE COMPANY'S SERVICES, THE COMPETITION WITHIN ITS MARKETS, THE LOSS OF A PRINCIPAL CUSTOMER, THE COMPANY'S ABILITY TO INCREASE THE PRODUCTIVITY OF ITS EXISTING OFFICES, TO CONTROL COSTS AND TO EXPAND OPERATIONS, THE AVAILABILITY OF SUFFICIENT PERSONNEL, AND OTHER FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE HEREIN AND IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs. The Company has nearly 49 years of experience in the staffing industry and operates 370 offices in 44 states and five foreign countries. At November 2, 1996, the end of the Company's fiscal year, approximately 64% of these offices were owned by the Company, 32% were operated by franchise agents and 4% were operated by licensees.

    The Company was founded in 1948 and incorporated in California in 1954. In October 1995, the Company reincorporated in Delaware. The Company's executive offices are located at 301 Lennon Lane, Walnut Creek, California 94598-2453, and its telephone number is (510) 930-5300. The Company transacts business through its subsidiaries, the largest of which is Western Staff Services (USA), Inc., a California corporation.

    References in this Prospectus to (i) the "Company" or "Western" refer to Western Staff Services, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) "franchise agents" refer to the Company's franchisees in their role as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

BUSINESS SERVICES

    SERVICES. The Company provides business services personnel to serve light industrial, clerical and light technical staffing needs of customers through a network of offices. At November 2, 1996, the Company's business services comprised 327 offices and represented approximately 91.7% of the Company's fiscal 1996 sales, excluding license fees. In the light industrial segment, the Company's temporary personnel perform light-duty, labor intensive tasks, such as unskilled and semi-skilled assembly, packaging and warehousing, and mail-house support. The Company's temporary clerical personnel typically perform tasks such as telemarketing, customer service, word processing, copying, data entry and reception. The Company's temporary personnel in the light technical segment provide services such as help desk support, laboratory testing and support and quality control.

    RECRUITING OF EMPLOYEES. The Company's branch offices interview and test prospective employees using automated testing programs developed by outside vendors that are widely recognized as leading tools to evaluate the skills of job applicants. These programs can be customized to meet the particular desires and needs of each of the Company's customers. In addition, branch office managers are afforded flexibility in the recruiting process, so that the pool of available temporary employees in each office may be tailored to meet the specific needs of customers in local markets.

    As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally non-exclusive, of a short-term nature and subject to termination by the customer with little or no notice. During fiscal 1996 and fiscal 1995, no single customer of the Company accounted for more than 1.5% and 1.9%, respectively, of the Company's sales, excluding license fees. Nonetheless, the loss of any of the Company's significant customers would have an adverse effect on the Company's business, results of operations, cash flows and financial condition. The Company is also subject to credit risk associated with its trade receivables. Should any of the Company's principal customers default on a large receivable, the Company's business, results of operations, cash flows and financial condition could be adversely affected.

    The Company is in the business of employing people and placing them in the workplace of other businesses. Attendant risks include claims against the Company by regular staff or temporary employees, or by third persons, for physical or emotional injury, harassment, discrimination and other claims. Additional risks include, but are not limited to, fraudulent payroll practices by regular staff or temporary employees of the Company, by franchise agents and licensees and their employees and the unlawful employment by the Company of undocumented workers. Although the Company has policies and guidelines in place to reduce its exposure to these risks and carries insurance, a failure to follow these policies and guidelines may result in negative publicity or the payment by the Company of monetary damages or fines.

    The Company competes for customers and qualified temporary personnel with other full service providers, as well as specialized temporary services firms and home care providers. Many of these competitors have greater marketing and financial and other resources than the Company. In addition, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company to accept permanent employment with customers of the Company. The Company may, in the future, encounter difficulty in recruiting sufficient temporary employees of the caliber the Company is committed to providing to its customers. In addition, during periods of decreased unemployment, the Company may incur increased expenses associated with recruiting qualified temporary employees. The Company's inability to attract and retain a sufficient number of additional qualified temporary employees to support the Company's projected growth or the loss of a significant number of qualified temporary employees could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

    SALES AND MARKETING. The Company markets its temporary personnel services to local and regional customers through its network of Company-owned, franchise agent and licensed offices, as well as through its on-site service locations. The Company coordinates its sales and marketing efforts through its corporate headquarters in cooperation with branch and regional offices. The Company targets small to mid-size companies in regional and local markets. The Company seeks to obtain new customers by focusing on opportunities in regional and local markets through personal sales presentations, telemarketing, direct mail solicitation, referrals from other customers and advertising in a variety of regional and local media, including the Yellow Pages, newspapers, magazines and trade publications. In addition, the Company selectively utilizes local radio advertising in certain markets to enhance its name recognition.

    INTERNATIONAL OPERATIONS. The Company's international operations consist of 47 offices, 19 in the United Kingdom, 15 in Australia, 3 in New Zealand, 4 in Denmark and 6 in Norway. All of these offices are presently Company-owned. Through these offices, the Company offers temporary personnel in the light industrial and clerical support areas. In addition, the international offices supply permanent employment placements. The Company employs a managing director for each country who oversees all of the Company's operations in that country. For fiscal 1996, 12.3% of the Company's sales, excluding license fees, were derived from the Company's international operations, and sales for the international operations increased 21.3% as compared to fiscal 1995. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations, greater working capital requirements and political and economic instability. A portion of the Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition.

    SPECIAL PROGRAMS. The Company also conducts its own special programs, including the Santa Program and the Photo Program. The Santa Program provides fully costumed and trained Santas and Santa helper personnel to retail stores and small shopping centers. The Company's Photo Program sells photos and related items on a retail basis at major shopping centers and malls across the country utilizing the Company's personnel and digital and instant photography and video equipment for major seasonal events such as Christmas and Easter. In total, these programs accounted for less than 1% of the Company's sales, excluding license fees, during fiscal 1996. However, the Company believes that these programs provide valuable public relations opportunities and have enhanced the Company's name recognition.

MEDICAL SERVICES

    The Company provides temporary personnel to serve an array of home care and health care institutions' needs, including registered nurses, licensed practical/vocational nurses, physical, occupational and speech therapists, medical social workers, certified home health and personal care aides, home care companions, and allied health personnel such as pharmacists, medical technicians and phlebotomists. Approximately half of the medical services division's personnel are licensed personnel. During fiscal 1996, approximately 68.5% of the medical services division's health care sales were derived from home care services and 31.5% were derived from institutional staffing. During fiscal 1996, the medical services division comprised 43 offices and contributed approximately 8.3% of the Company's sales, excluding license fees.

    In home care, a registered nurse or appropriate person initially assesses the home care case, then devises a plan of treatment for doctor approval, provides the necessary treatment, examines and records the patient's progress, and makes periodic reports to the physician or case manager. Physical, occupational and speech therapists as well as medical social workers provide specialized treatment as needed to ensure maximum patient recovery. Certified home health aides are trained to assist the ill, elderly or disabled in their normal daily functions. Home care companions provide companionship and attend to other social and personal needs in the patient's home but do not provide hands-on care. The medical services division provides health care personnel for institutional staffing in hospitals, nursing homes, clinics, other health care facilities, and prisons. Institutional staffing consists mainly of RNs, LPNs/LVNs, certified nurse aides and allied health personnel such as pharmacists, phlebotomists and x-ray and lab technicians.

    The Company's medical services division places temporary personnel in private homes with limited on-site supervision, thereby subjecting the Company to the risks of malpractice and other types of claims. Although the Company has policies and guidelines in place to reduce its exposure to these risks and carries insurance, a failure to follow these policies and guidelines may result in negative publicity and the payment by the Company of monetary damages or fines.

    The Company's marketing efforts for health care services are based on a team approach, with its national medical contracts department working with the local market operators to identify national, regional and large local sales opportunities. The Company's national medical contracts department's marketing efforts principally involve direct sales presentations to large organizations, including managed health care programs. The branch office's marketing program consists largely of direct sales presentations to case managers, physicians, discharge planners, insurance companies, social service agencies and facility administrators. Sales representatives are employed in most of the branch offices. The Company advertises in the Yellow Pages, newspapers, magazines and trade publications, and through exhibits at various health care conferences. The Company also has existing relationships with state and local governmental referral services with which the medical services division conducts business under non-exclusive contracts.

    In order to maintain quality control, the medical services division sets policy and procedures for Company-owned, franchise agent and licensed offices through its Governing Body, an internal oversight authority. These procedures include guidelines for compliance with local, state and federal regulations, improving quality of service, hiring criteria, training programs and professional guidance.

    Legislative changes affecting the health care industry have been proposed from time to time in Congress and various states. Changes in the government's support of health care services, the methods by which those services are delivered and the prices therefor may all have a material adverse effect on the Company's business, results of operations and financial condition. It is uncertain what the ultimate impact of such changes on revenue could be. Even if it were to be positive, no assurance can be given that the costs of adapting to such changes would not have a significant negative impact on future earnings of the Company.

    A number of states have adopted laws regulating companies that provide health care services. In many of the states, the Company need only be licensed. The laws of some of these states have the effect of limiting or prohibiting the Company's ability to provide certain services and to establish or expand its medical operations. In addition, Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation has become important in providing home health care services. As of December 28, 1996, 12 of the Company-owned offices and 3 franchise agent offices were accredited by JCAHO. Applications for JCAHO accreditation were pending for one Company-owned office, one franchise agent office and one licensed office. Failure to obtain such accreditation or delays in the accreditation process could adversely affect the ability of the Company to compete in the home health care services area.

    The Company began to serve Medicare patients in fiscal 1992. 18.4% of the Company's medical services sales in fiscal 1996 were attributable to Medicare services (1.5% of the Company's total sales of services and license fees). Nearly half the Company-owned offices in the medical services division were certified to provide home health care services to Medicare patients as of December 28, 1996.

OPERATIONS

    The Company operates through a network of 370 offices in 44 states and five foreign countries. In addition, the Company establishes from time to time recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with branch, area, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, business mix and advertising. The Company seeks highly talented managers and entrepreneurs who are capable of operating independently and who will succeed within the Company's decentralized branch office structure. The Company provides its decentralized branch offices with support from its corporate headquarters in such areas as billing, payroll, credit granting, receivables aging analysis, collections, risk management programs, workers' compensation and state unemployment insurance, marketing support, quality standards, guidance in hiring and training of temporary personnel, operating procedures, customer services, training materials and advice on legal and regulatory matters.


    The general level of economic activity significantly affects the demand for temporary personnel. As economic activity has slowed, the use of temporary employees often has been curtailed before permanent employees have been laid off. In addition, an economic downturn may adversely affect the demand for temporary personnel and may have a material adverse effect on the Company's business, results of operations and financial condition. As economic activity has increased, temporary employees often have been added to the work force before permanent employees have been hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary services firms for qualified temporary personnel is intense. Further, the Company may face increased competitive pricing pressures during such periods. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders or that such pricing pressures will not adversely affect the Company's business, results of operations, cash flows and financial condition.

    The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations. In addition, the Company's results of operations could be adversely affected by severe weather conditions in regions where it operates its business. While the Company has recorded operating income in each of the past four fiscal years, there can be no assurance that it will be able to sustain profitability or that conditions will not have a material adverse effect on its business, results of operations and financial condition. Due to all of the foregoing factors, the Company has experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event has had, and would likely have, a material adverse effect on the price of the Company's Common Stock.

    The Company's results of operations have historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company's fourth fiscal quarter due largely to the planning cycles of many of its customers. Sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post holiday season declines significantly affect job orders received by the Company, particularly in the light industrial sector.

    The Company's performance depends in part upon its ability to identify, develop and retain qualified employees, particularly branch office, area and regional managers. The Company recruits such personnel from a limited pool of available applicants. In addition, given the relatively decentralized nature of the Company's business, the Company is heavily dependent on the performance and productivity of its branch office managers. The Company establishes performance standards for branch office managers, and, to the extent these standards are not met, its business, results of operations and financial condition could be adversely affected. From time to time, the Company has terminated branch office managers who have failed to meet its performance standards. There can be no assurance that the Company will be able to continue to identify, develop and retain qualified managers or that existing or new branch office managers will be able to meet performance standards set by the Company. In addition, in fiscal 1996, the Company introduced new, incentive-based plans for the compensation of office, area and regional managers. There can be no assurance that the implementation of these compensation plans will assist the Company in hiring, developing or retaining qualified managers. Moreover, there can be no assurance that such compensation plans will not lead to the loss of certain managers by the Company. The loss of some of its key managers could have a material adverse effect on the Company's business, results of operations and financial condition, particularly its ability to establish and maintain customer relationships.

    In addition, the Company is highly dependent on its senior executives, including W. Robert Stover, its Chairman and Chief Executive Officer, Michael K. Phippen, its President and Chief Operating Officer, Harvey L. Maslin, its Vice Chairman and Chief Administrative Officer, and Paul A. Norberg, its Executive Vice President and Chief Financial Officer, and on the other members of its executive management team. The Company has entered into an employment agreement with its Chief Executive Officer for continuing employment until he chooses to retire or until his death. The Company does not have employment agreements with its other senior executives, but the Company has entered into employment agreements with certain other members of its executive management team. The loss of the services of any of these key personnel or the inability to attract, retain and motivate sufficient numbers of qualified key employees could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company plans to pursue acquisitions of independent temporary services firms. The Company may also consider further acquisitions of franchise agents and licensees. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations or expand into new markets. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that a material acquisition will be completed should any negotiations commence. If the Company proceeds with a relatively large acquisition, and the consideration is in the form of cash, a substantial portion of the Company's cash and surplus borrowing capacity could be used to consummate such an acquisition. There can be no assurance that the Company will be able to integrate any such acquisitions in a timely manner without substantial costs or delays or other problems. Once integrated, the acquired entities may not achieve levels of sales, profitability or productivity comparable to the Company's existing offices or perform as otherwise anticipated. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of key personnel, unanticipated problems or legal liabilities, the integration of management information systems, and the amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. To date, the acquisitions consummated by the Company have not been material. If the Company were to proceed with a substantial acquisition relative to its operations, the risks of integration would be increased.

The following table sets forth information as to the number of offices in operation as of the dates indicated.

                               NOV. 2,  OCT. 28,  OCT. 29,  OCT. 30,  OCT. 31,
                                1996      1995      1994      1993      1992
                                ----      ----      ----      ----      ----
Number of Offices: (1)
  Company-owned. . . . . . .     237       214       187       179       178
  Franchise agent. . . . . .     119       106        99        97        99
  Licensed . . . . . . . . .      14        21        16         5         -
                                 ----      ----      ----      ----      ----
      Total. . . . . . . . .     370       341       302       281       277
                                 ----      ----      ----      ----      ----
                                 ----      ----      ----      ----      ----

Business Services:
  Domestic . . . . . . . . .     280       263       232       213       210
  International. . . . . . .      47        44        41        38        36
                                 ----      ----      ----      ----      ----
      Sub-total. . . . . . .     327       307       273       251       246
Medical Services . . . . . .      43        34        29        30        31
                                 ----      ----      ----      ----      ----
      Total. . . . . . . . .     370       341       302       281       277
                                 ----      ----      ----      ----      ----
                                 ----      ----      ----      ----      ----

---------------
(1)  Excludes Company-owned recruiting offices.

     COMPANY-OWNED OFFICES

     Employees of each Company-owned office report to a manager who is responsible for day-to-day operations and the profitability of that office. Office managers generally report to area and/or regional managers. As of December 28, 1996, there were 2 zone managers and 12 regional managers within the Company's management structure headquartered in their respective geographic areas as well as two district managers of the Medical Services Division. In addition to salary, in the Company's business services branch offices, commissions may be earned by all employees. These commissions are based on the gross profit dollars per full-time equivalent employee to motivate employees to maximize the growth and profitability of their offices. In addition, office, area and regional managers are eligible to participate in a return on sales incentive plan that compensates them on a formula based on the net income achieved in their office, area or region.

     FRANCHISE AGENT OFFICES

     The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of November 2, 1996, the Company's 69 franchise agents operated 119 franchise agent offices.

     Franchise agent and licensed operations comprise a significant portion of the Company's sales of services and license fees. For fiscal year 1996 and fiscal year 1995, 31.3% and 41.2% respectively, of the Company's sales of services and license fees were derived from such operations. The Company's ten largest franchise agents for fiscal 1996 (based on sales volume) accounted for 12.2% of total Company sales, excluding license fees. The loss of one or more of the Company's franchise agents or licensees and the associated loss of customers and sales could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

     Since November 1992, 38 new franchise agents and 3 licensees have joined the Company's network, and 30 franchise agents and one licensee had ceased their affiliation with, or been purchased by, the Company before the expiration of their franchise agent or license agreements. The Company's franchise agent and license agreements contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent agreements. In the past five fiscal years, the Company has commenced a total of three actions to enforce the non-competition covenants. All of such actions were resolved in the Company's favor.

     Under the Company's franchise agent program the franchise agent, as an independent contractor, is responsible for establishing and maintaining an office and paying related administrative and operating expenses, such as rent, utilities and salaries of their branch office staff. Each franchise agent functions as a limited agent of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise functions as an independent contractor. As franchisor, the Company is the employer of the temporary employees and the owner of the customer accounts receivable. The Company is responsible for providing start-up materials and supplies, training the franchise agent and occasionally assisting on-site, aiding in bids for national accounts and paying the wages of the temporary employees and all related payroll taxes and insurance. As a result, the Company provides a substantial portion of the working capital needed for the franchise agent operations. The Company also provides the use of the Company's payroll and information services to manage information regarding temporary employees and customers. In addition, the franchise agent agreements relating to the medical services division contain a separate agreement that covers home health agency business, including the sharing of Medicare reimbursement. Franchise agent agreements have an initial term of five years and are renewable for multiple five-year terms.

     Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively. Franchise agents receive a commission from the Company based on the total hours billed for the services of temporary employees, which generally ranges from 48.0% to 68.0% of the gross profit from the franchise agent operation (including a partial reimbursement for advertising costs). In the medical services division, a new program was implemented in fiscal 1995, which provides that the Company will receive 8.0% of gross sales regardless of hours billed (except for Medicare services, which are cost reimbursed). This sales program also has been implemented for the light industrial and clerical franchise agent offices. Current franchise agents have been given the option to change to this program. This program is being offered as the standard program for new franchise agents, other than those converting from an independent staffing operation to a franchise. As of November 2, 1996, nine new clerical and light industrial franchise agents were participating in this program, one existing clerical and light industrial franchise agent had elected to convert, and there were nine medical franchise agents as well as two medical licensees also participating.

     The Company has established a corporate training program designed to provide franchise agents with training in systems and procedures and hands-on experience in a field operating office, and to allow interaction with Company management. Franchise agents are trained in established sales techniques and recruiting methods, operational procedures, and the wide variety of tools available to build sales volume and a pool of qualified applicants.

     Franchise agents are required to follow the Company's operating procedures and standards in recruiting, screening, classifying and retaining temporary personnel. Under the Western name, the franchise agent solicits orders for temporary employees from customers and assigns the Company's temporary employees to customers in response to such orders. In an effort to control liability associated with workers' compensation claims, the Company's risk management and insurance departments work closely with franchise agent offices in evaluating job assignments and seeking to promote sales while effectively managing risks. The Company handles all government withholding, quarterly reports and W-2s, and maintains comprehensive insurance coverage for all temporary employees sent on assignment by franchise agent offices. In addition, through on-site safety and quality assurance inspections, franchise agent offices evaluate risks and check compliance with state and federal safety regulations. In some cases, the Company may, in conjunction with the Company's insurance carrier, employ the services of a professional loss control engineer.

     LICENSED OFFICES

     The Company introduced its licensing program for business services in fiscal 1993 as an alternative to its franchise agent program. In addition, in December 1995, the Company began offering the license program through its medical services division to independent owners who wished to affiliate with the Company. Under the Company's license program the licensee is the employer of the temporary employees and the owner of the customer accounts receivable. In addition, the medical licensee retains the home health agency license and Medicare certification, if any, in its name. The Company retains 8.0% of the non-Medicare gross sales as a service fee and charges a management fee per visit for Medicare services.

     The Company grants licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel, light technical temporary personnel or medical services temporary personnel within a designated geographic area. Licensees receive the same basic training from the Company as franchise agents and attend seminars, participate in marketing programs and utilize the Company's sales literature. The Company also assists its licensees in obtaining business from its national accounts and provides them with national, regional and cooperative local advertising.

     Licensees operate within the framework of the Company's policies and standards. They recruit and employ temporary employees according to Company guidelines, and pay them using the Company's payroll procedures. However, licensees must obtain their own workers' compensation, liability, fidelity bonding and state unemployment coverage, which determine their payroll costs. The Company bills all licensees' customers and collects their remittances. The Company charges a fee to each licensee based on the total hours worked by their temporary employees, generally ranging from 32.0% to 52.0% of the gross profit from the licensed operation. This fee is in return for the exclusive license rights and other services, including billing and payroll processing services and financing of the receivables. This fee is included in the Company's Consolidated Financial Statements as license fees. License agreements are for a term of five years and are renewable for multiple five-year terms.

     As a service to its licensees, the Company finances the licensees' temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees' accounts receivable, tangible and intangible assets, and the license agreements. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of the Bank of America NT & SA plus two percentage points. Interest is only charged on the borrowings if the outstanding balance exceeds certain specified limits.

MANAGEMENT INFORMATION SYSTEMS

     BUSINESS SERVICES

     The Company believes that its management information systems are critical to the performance of its operations. The Company's management information systems include a billing and payroll application which is designed to provide timely and accurate payment for temporary employees and billings to Company's customers. The Company provides the ability to print checks at many remote offices the morning after receipt of the time card. The Company's management information systems also provide for tax reporting in all states in which offices are located, including processing all types of gross pay calculations and deductions. Most of the employees of the domestic Company-owned, franchise agent and licensed offices are served by the Company's system of remote site personal computers. All offices that currently are not linked by personal computer to the system submit billing and payroll information by facsimile or overnight delivery services to the Company's headquarters for processing. The remote site system is supported by the Company's in-house technical support department, which is responsible for computer installations, training and technical support.

     In fiscal 1994 the Company began implementing new management information systems to enhance billing, payroll and management reporting using Peoplesoft Payroll and Oracle Financials within an Oracle database. Under this system, centralized computer server systems, interfaced with Pentium-Registered Trademark--based computers in branch offices, support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability. In addition, the system provides a comprehensive contract administration module to help produce a standardized graphics presentation package. Office automation will provide the branch offices with direct access to data for a variety of purposes, such as mailings, ad hoc customer queries and accounts receivable monitoring. Certain of the Company's offices serve as processing sites to support the Company's domestic business services offices. One processing site may support more than one office.

     The Company has completed the conversion of the majority of its domestic business services processing sites to the payroll and billing portion of the new system. The original targeted completion date for transitioning to the new system was early in calendar year 1995. Due to unanticipated software architecture problems and the turnover of key staff, this schedule was not met. There are two remaining groups of domestic business services offices with custom front-end search and retrieval systems that have yet to be converted. Their conversion has been postponed pending completion of an integrated search and retrieval module within the existing payroll and billing system. The Company has purchased a custom search and retrieval program and is currently in the process of integrating the program into the existing payroll and billing system. The Company is working to streamline the processing functions of the payroll and billing system and to develop new modules to enhance the capabilities of the system. The Company plans to upgrade to a newer version of its payroll software during fiscal 1997 and also plans to expand its hardware capabilities. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and intends to spend additional funds in fiscal 1997 and beyond to upgrade these systems. The Company has incurred and will continue to incur substantial labor and other costs to operate both the old and new systems during the conversion period. The Company believes that the planned system enhancements will support anticipated revenue growth and will allow for operating efficiencies in future years; however, there can be no assurance that these planned enhancements will be successfully implemented.
The Company has in the past discovered software defects when new software programs or new versions of software programs were installed and as a result may in the future experience delays or increased costs to correct such defects. The failure to implement these enhancements or the existence of software defects or significant delays in the implementation of these enhancements could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

     MEDICAL SERVICES

     The medical services division is currently dependent upon the Company's general information system for a number of its services, including providing payroll services for its temporary employees and customized billing services for its customers. The medical services division has begun the migration from the Company's general information system to a comprehensive, industry specific clinical and financial accounting and reporting system. The system was acquired from a nationally known medical information system company. The medical system is designed to organize and present information in a manner that facilitates the ability of the Company to obtain appropriate and timely reimbursement under Medicare and other programs through electronic billing, while integrating the financial and clinical information which is vital to
future managed care controls.   The Company anticipates completion of the
conversion by early calendar year 1998. There can be no assurance that the system conversion timetable will be met or that the cost of the system conversion will not exceed current estimates. Any such delay or cost increase could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

RISK MANAGEMENT PROGRAMS

     The Company is responsible for all employee-related expenses for the Company's temporary staff employees of its Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes, and other general payroll expenses. In calendar year 1993, the Company revised its procedures to better correlate accruals with the actual job-related risks and more accurately assign costs to each office based on its loss history. In addition, the Company began to emphasize claims management and return-to-work programs to minimize claim expenses.

      The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $350,000 per claim for policy years 1996, 1995 and 1994. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuary and makes changes to the rates as necessary based primarily upon historical loss trends. Each year, the Company adjusts its historical accruals to the actuarially developed estimate of the ultimate cost for each open policy year. The overall accounting principles and procedures applied by the Company and the overall assumptions and methodology used by the Company's outside actuary to estimate the ultimate costs to be incurred under the workers' compensation program have been consistent for all periods presented.


   As a result of improvements in loss trends during fiscal 1994 and fiscal 1995, the accrual adjustments resulted in decreased workers' compensation costs in fiscal 1994 and fiscal 1995. Management adjusted the basic accrual rates downward for fiscal 1996 as a result of those trends. A preliminary analysis of the actual fiscal 1996 claim activity indicates that claim counts have increased at a level that is generally consistent with overall increases in business activity; however, the average severity of fiscal 1996 claims has increased compared to previous years resulting in overall higher costs for fiscal 1996. As a result of these preliminary trends, the Company reached an agreement in January 1997 with its insurance carrier to settle all fiscal 1996 claims and transfer the risk of possible adverse development to the insurance carrier. The Company was able to settle the fiscal 1996 claims at a cost which is equal to the fiscal 1996 accruals resulting in no additional charges for policy year 1996. However, as a cautionary measure, the Company plans to increase its basic accrual rates in fiscal 1997 by about 10% (to an estimated 3.6% of direct labor). The Company is carefully reviewing the 1996 claim trends to determine the specific causes for the increased severity of the claims. By shifting the fiscal 1996 workers' compensation claim responsibility to the insurance carrier, the Company plans to re-direct its risk management resources towards more aggressive loss control programs as well as intensified claim investigation techniques and settlement tactics for the remaining open policy years (1992 through 1995) and for the current policy year (1997). However, there can be no assurance that the Company's programs to control worker's compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase worker's compensation accruals.



COMPETITION

     The temporary staffing industry is highly competitive and fragmented and characterized by limited barriers to entry. The Company believes that the majority of commercial and health care temporary staffing companies are local, full service or specialized operations with less than five offices. Within local markets, these companies actively compete with Western for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full service and specialized competitors in national, regional and local markets. The principal national competitors are Adecco SA, Interim Services, Inc., Kelly Services, Inc., Manpower Inc., Norrell Corporation, Remedy Temp. Inc., Robert Half International, Inc. and The Olsten Corporation. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or maintain gross margins, and which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that the competitive factors in obtaining and retaining customers include an understanding of customers' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of quality of job performance and the price of services. The Company has experienced pricing pressure in all areas of its business and expects these pressures to continue. The Company believes that primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. There can be no assurance that the Company will be able to compete successfully with the companies mentioned above or with new market entrants.

GOVERNMENTAL REGULATION

     The Company's sales of franchises and licenses is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. The Company has either registered, or been exempted from registration, in 14 of the 15 states which require registration in order to offer franchises or licenses. In one of the 15 states, the Company has not yet sought registration and is therefore not currently authorized to offer franchise or license arrangements.

     Legislative changes affecting the health care industry have been proposed from time to time in Congress and various states. Changes in the government's support of health care services, the methods by which such services are delivered and the prices for such services could each have a material adverse effect on the Company's business, results of operations and financial condition. Of the Company's medical services division sales in fiscal 1996, 18.4% were attributable to Medicare services (1.5% of the Company's total sales of services and license fees). Even if the ultimate impact on revenues of such changes were to be positive, there can be no assurance that the costs of adapting to such changes would not have a significant negative impact on future earnings of the Company.

     A number of states have adopted laws regulating companies that provide health care services. In many of the states, the Company need only be licensed. In 21 states, a certificate of need ("CON") from the state must be obtained to be a Medicare provider. CON laws restrict the types of care that may be provided and can limit or prohibit the Company's ability to provide certain services and to establish or expand its medical operations. CON requirements and restrictions vary substantially from state to state.

     Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation has become an important criterion in providing home health care services. As of December 28, 1996, twelve of the Company-owned offices and three franchise agent offices were accredited by JCAHO. Applications for JCAHO accreditation are pending for one Company-owned office, one franchise agent office and one licensed office. Failure to obtain such accreditation or delays in the accreditation process could adversely affect the ability of the Company to compete in the home health care services area.

EMPLOYEES

     The Company estimates that at November 2, 1996 it had approximately 33,000 temporary employees on assignment and employed approximately 1,050 regular staff. The Company believes that its relationships with its employees are good.

     The Company, as the employer, is responsible for and pays the regular and temporary payrolls, Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its temporary employees (including temporary employees assigned by franchise agents). The Company offers various insurance programs and other benefits for its temporary employees which are made available at the option of the branch office managers or franchise agents and licensees. In addition, temporary employees performing health care services are covered by professional liability insurance. As part of health care reform, federal and certain state legislative proposals have included from time to time provisions which would extend health insurance benefits to temporary employees who are not currently provided with such benefits. Due to the uncertainty associated with the ultimate enactment of any such health care reform initiatives and the form and content of any such initiatives once enacted, the Company is unable to estimate the impact any extension of health insurance benefits would have on its business, results of operations and financial condition.

SERVICE MARKS

     The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company's service marks include Western Staff Services-Registered
Service Mark-, Western Temporary Services-Registered Service Mark-, Western Medical Services-Registered Service Mark-, Western Technical
Services-Registered Service Mark-, Westaff-Registered Service Mark-, Westemp-Registered Service Mark-, Western Accounting Services-Registered
Service Mark-, Western Legal Services-Registered Service Mark- and University of Santa Claus-Registered Service Mark-. The Company has filed applications to federally register the service marks Western Independent Living-SM-, Accountants USA-SM- and Western Medical Services Home Health Agency-SM-. In addition, applications to federally register the service marks WesCare Integrated Health Solution-SM- and WesCare-SM- have been filed by Western and Omnicare, Inc., a provider of infusion and home medical equipment, with which Western formed a limited liability company in furtherance of a joint venture to provide home health care and infusion services in the State of Ohio.

ITEM 2.  PROPERTIES.

     The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. The Company owns five buildings, consisting of approximately 72,000 square feet, which house its corporate headquarters.

     In addition, as of December 28, 1996, the Company leased space for 247 Company-owned offices in the United States and abroad. The leases generally are for terms of one to five years, and expire at various dates from time to time. The Company believes that its executive office facilities are adequate for its needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, as needed.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any litigation that could have a material adverse effect on the Company's business, results of operations or financial condition. However, from time to time the Company has been threatened with, or named as, a defendant in lawsuits, including countersuits brought by former franchise agents, and administrative claims and lawsuits brought by employees.

     The Company maintains insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are workers' compensation, comprehensive general liability, automobile liability, professional malpractice liability, fidelity losses and excess third party liability. The Company believes that such insurance coverages are adequate for the purposes of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced trading on the Nasdaq National Market on April 30, 1996 under the symbol WSTF. The following table indicates the range of the high and low prices as reported by Nasdaq.

                                                          HIGH           LOW
                                                          ----           ---
     FISCAL 1996
          Third Quarter ended July 6, 1996(1)  . . . . $  18 1/8      $    13
          Fourth Quarter ended November 2, 1996(1) . . $  15 3/4      $    11
     FISCAL 1997
          First Quarter (through January 30, 1997) . . $  15 1/4      $ 6 3/4

     On December 27, 1996, the closing price of the Common Stock on the Nasdaq National Market was $9.375 per share. As of December 27, 1996, there were 41 holders of record of Common Stock of the Company.

     The Company has paid no cash dividends on its Common Stock since the Offering. The payment of cash dividends depends on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors. The Board of Directors intends to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's credit agreement contains covenants that prohibit the payment of dividends under certain circumstances. Accordingly, the Company does not anticipate declaring or paying any dividends on the Common Stock in the foreseeable future.

(1) Since the Company's quarters and fiscal year end fall on Saturday, all high and low prices as reported by Nasdaq are given for the preceding Friday.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                                         FISCAL YEAR
                                                             ---------------------------------------------------------------------
                                                               1996           1995           1994           1993           1992
                                                             ---------     ----------     ----------     ----------     ----------
                                                                  (IN THOUSANDS EXCEPT NUMBER OF OFFICES AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

  Sales of services and license fees. . . . . . . . .        $ 482,073     $  399,663     $  337,201     $  280,512     $  246,496
  Operating income (loss) . . . . . . . . . . . . . .           15,296         12,233          9,556          2,665            (44)

PRO FORMA DATA:

  Net income (loss). . . . . . . . . . . . . . . . . .       $   8,771     $    7,462     $    5,604     $    1,327     $     (446)
                                                             ---------     ----------     ----------     ----------     ----------
                                                             ---------     ----------     ----------     ----------     ----------
  Net income (loss) per common share . . . . . . . . .       $    0.92     $     0.84     $     0.63     $     0.15     $    (0.05)
                                                             ---------     ----------     ----------     ----------     ----------
                                                             ---------     ----------     ----------     ----------     ----------

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital. . . . . . . . . . . . . . . . . . .       $  31,982      $  17,349      $  24,293      $  18,720      $  15,899
  Total assets . . . . . . . . . . . . . . . . . . . .         120,780         96,169         76,367         59,621         55,961
  Short-term debt. . . . . . . . . . . . . . . . . . .          11,193         16,838          3,895          4,354          5,640
  Long-term debt (excluding current portion) . . . . .           3,603          5,623          4,776          5,093          7,509
  Stockholders' equity . . . . . . . . . . . . . . . .          49,252         31,792         29,911         22,308         20,040

OTHER OPERATING DATA:
  Number of Offices (at end of period):
    Company-owned  . . . . . . . . . . . . . . . . . .             237            214            187            179            178
    Franchise agent. . . . . . . . . . . . . . . . . .             119            106             99             97             99
    Licensed . . . . . . . . . . . . . . . . . . . . .              14             21             16              5
                                                             ---------     ----------     ----------     ----------     ----------
         Total . . . . . . . . . . . . . . . . . . . .             370            341            302            281           277
                                                             ---------     ----------     ----------     ----------     ----------
                                                             ---------     ----------     ----------     ----------     ----------

 SYSTEM REVENUE DATA (EXCLUDING LICENSE FEES):
   Business Services
    Domestic . . . . . . . . . . . . . . . . . . . . .       $ 418,546     $  384,202     $  327,193     $  234,251     $  187,548
    International. . . . . . . . . . . . . . . . . . .          58,872         48,528         35,641         26,279         25,541
                                                             ---------     ----------     ----------     ----------     ----------
         Total . . . . . . . . . . . . . . . . . . . .         477,418        432,730        362,834        260,530        213,089
    Medical Services . . . . . . . . . . . . . . . . .          43,907         38,491         36,791         31,501         33,407
                                                             ---------     ----------     ----------     ----------     ----------
         Total system revenue. . . . . . . . . . . . .       $ 521,325     $  471,221     $  399,625     $  292,031     $  246,496
                                                             ---------     ----------     ----------     ----------     ----------
                                                             ---------     ----------     ----------     ----------     ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such factors include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in "Business." Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company was founded in 1948 with an office in San Francisco, gradually expanding to 370 offices in the United States, the United Kingdom, Australia, New Zealand, Denmark and Norway. Beginning in the late 1950s, the Company began its franchise agent program and in fiscal 1993 introduced its licensing program.

The general level of economic activity significantly affects the demand for temporary personnel. As economic activity has slowed, the use of temporary employees often has been curtailed before permanent employees have been laid off. In addition, an economic downturn may adversely affect the demand for temporary personnel and may have a material adverse effect on the Company's business, results of operations and financial condition. As economic activity has increased, temporary employees often have been added to the work force before permanent employees have been hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. Further, the Company may face increased competitive pricing pressures during such periods. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders or that such pricing pressures will not adversely affect the Company's business, results of operations, cash flows and financial condition.

INITIAL PUBLIC OFFERING OF COMMON STOCK
On May 3, 1996 the Company completed an initial public offering (the Offering) of 2.3 million shares of common stock at $14.00 per share, of which 1.5 million shares were sold by the Company and 800,000 shares were sold by certain of the Company's stockholders. Prior to the Offering, there was no public market for the Company's common stock.

The net proceeds to the Company from the sale of the 1.5 million shares of common stock, after deduction of associated expenses, were $19.0 million. A portion of the net proceeds was used to repay $13.8 million outstanding under the Company's revolving credit facility. Approximately $4.1 million has been used for acquisitions with the remaining balance reserved for further acquisitions, further debt reduction or for working capital and other general corporate purposes. The Company did not receive any of the proceeds from the sale of the shares of common stock offered by the stockholders.

Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split, established a par value of $0.01 per share of common stock and increased the authorized shares of common stock to 25.0 million. In addition, the Company established a class of preferred stock, $0.01 par value per share, and authorized 1.0 million shares. No shares of the preferred stock are outstanding.

On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash to the accrual basis. The termination resulted in a non-recurring net charge to earnings of $7.5 million in the third quarter of fiscal 1996. This charge was due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes. The income tax charge relating to the change from the cash to accrual method was $12.6 million and is payable in quarterly installments due over four years, with the initial installment paid on August 15, 1996. This charge was partially offset by an increase of $5.1 million in the Company's deferred tax assets.

RESULTS OF OPERATIONS
The following table sets forth, for the three most recent fiscal years, certain statement of operations data as a percentage of sales of services and license fees. Pro forma net income represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented. Historical net income is not presented in view of prior period S corporation status.

                                                  FISCAL YEAR
                                        -------------------------------
                                             1996      1995      1994
                                             ----      ----      ----
Sales of services                             99.4%     99.1%     99.1%
License fees                                   0.6%      0.9%      0.9%
                                        --------------------------------
Sales of services and license fees           100.0%    100.0%    100.0%
Costs of services                             78.2%     77.5%     78.1%
                                        --------------------------------
Gross margin                                  21.8%     22.5%     21.9%

Franchise agents' share of gross profit        4.0%      5.2%      5.4%
Selling and administrative expenses           14.6%     14.3%     13.7%
                                        --------------------------------
Operating income                               3.2%      3.0%      2.8%

Interest expense                               0.2%      0.3%      0.2%
Interest income                                0.0%     (0.1%)    (0.1%)
                                        --------------------------------

Income before income taxes                     3.0%      2.8%      2.7%

Pro forma provision for income taxes           1.2%      1.0%      1.0%
                                        --------------------------------

Pro forma net income                           1.8%      1.8%      1.7%
                                        --------------------------------
                                        --------------------------------


FISCAL 1996 COMPARED TO FISCAL 1995
SALES OF SERVICES AND LICENSE FEES. Sales of services increased $83.3 million or 21.0% in fiscal 1996 as compared to fiscal 1995. The increase resulted from a 19.7% increase in billed hours and a 1.0% increase in average billing rates
per hour.   Billed hours increased primarily due to increased demand in the
Company's existing offices and the addition of new offices as well as the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the conversion of the licensee's offices to Company-owned. Approximately $16.7 million of the sales increase in fiscal 1996 is the result of this acquisition. Furthermore, fiscal 1996 included fifty-three weeks while fiscal 1995 included fifty-two weeks. Sales of services for fiscal 1996 increased 23.2%, 21.3% and 3.7%, respectively, for the Company's domestic business services, international business services and medical services, as compared to fiscal 1995. The increase in average billing rates reflects inflationary factors as well as changes in the Company's overall business mix.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $884,000 or 23.6% for fiscal 1996 as compared to fiscal 1995. Approximately $1.9 million of the license fees for the fiscal year ended October 28, 1995 was associated with a major customer of one of the Company's licensees. The contract with this licensee's customer was completed on December 31, 1995. License fees also decreased due to the acquisition of one of the Company's
licensees as noted above.   The Company added three new licensees and converted
one franchise agent to the license program during fiscal 1996.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $67.5 million or 21.8% in fiscal 1996 as compared to fiscal 1995. Gross margin decreased from 22.5% in fiscal 1995 to 21.8% in fiscal 1996 due to downward competitive pressures on margins, particularly within the light industrial and clerical segments in which the Company operates, and to the decrease in license fees noted above. As a result of increased competition within the temporary staffing industry, the Company anticipates that there will be continued downward pressure on margins throughout fiscal 1997. In response to these pressures, during the first quarter of fiscal 1997 the Company implemented a nationwide program directed toward maximizing gross margins. However, there can be no assurance that this program will be successful in either increasing gross margins or eliminating any further decreases in gross margins.

A key component of the Company's costs of services is workers' compensation costs. Workers' compensation costs were 3.3% of payroll in fiscal 1996 as compared to 3.2% during fiscal 1995. The fiscal 1995 period included a reduction in workers' compensation costs of $980,000 due to the settlement of all workers' compensation claims associated with policy years 1986 through 1991. The $980,000 reflects the difference between the final settlement payment to the insurance carrier and the remaining workers' compensation accruals for those policy years.

The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $350,000 per claim for policy years 1996, 1995 and 1994. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuary and makes changes to the rates as necessary based primarily upon historical loss trends. Each year, the Company adjusts it historical accruals to the actuarially developed estimate of the ultimate cost for each open policy year. The overall accounting principles and procedures applied by the Company and the overall assumptions and methodology used by the Company's outside actuary to estimate the ultimate costs to be incurred under the workers' compensation program have been consistent for all periods presented.

As a result of improvements in loss trends during fiscal 1994 and fiscal 1995, the accrual adjustments resulted in decreased workers' compensation costs in fiscal 1994 and fiscal 1995. Management adjusted the basic accrual rates downward for fiscal 1996 as a result of those trends. A preliminary analysis of the actual fiscal 1996 claim activity indicates that claim counts have increased at a level that is generally consistent with overall increases in business activity; however, the average severity of fiscal 1996 claims has increased compared to previous years resulting in overall higher costs for fiscal 1996. As a result of these preliminary trends, the Company reached an agreement in January 1997 with its insurance carrier to settle all fiscal 1996 claims and transfer the risk of possible adverse development to the insurance carrier. The Company was able to settle the fiscal 1996 claims at a cost which is equal to the fiscal 1996 accruals resulting in no additional
charges for policy year 1996.   However, as a cautionary measure, the Company
plans to increase its basic accrual rates in fiscal 1997 by about 10% (to an estimated 3.6% of direct labor). The Company is carefully reviewing the 1996 claim trends to determine the specific causes for the increased severity of the claims. By shifting the fiscal 1996 workers' compensation claim responsibility to the insurance carrier, the Company plans to re-direct its risk management resources towards more aggressive loss control programs as well as intensified claim investigation techniques and settlement tactics for the remaining open policy years (1992 through 1995) and for the current policy year (1997). However, there can be no assurance that the Company's programs to control worker's compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase worker's compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $1.5 million or 7.1% for fiscal 1996 as compared to fiscal 1995. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 5.2% during fiscal 1995 to 4.0% for fiscal 1996. This decrease is primarily the result of the acquisition by the Company of the operations of two of its largest franchise agents and the conversion of these offices to Company-owned offices during the fourth quarter of fiscal 1995. The operations of one additional franchise agent were acquired during the fourth quarter of fiscal 1996.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $13.3 million or 23.4% for fiscal 1996 as compared to fiscal 1995. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.3% in fiscal 1995 to 14.6% in fiscal 1996. The increase in selling and administrative expenses have been largely due to the acquisitions of franchise agents and conversion of the franchise agent offices to Company-owned offices, write-off of costs in fiscal 1995 and costs associated with new management information systems implemented by the Company.

During the fourth quarter of fiscal 1995, the Company acquired the operations of two of its largest franchise agents and converted these offices to Company-owned offices. The Company acquired the operations of one additional franchise agent during the fourth quarter of fiscal 1996. When offices are converted from franchise agent offices to Company-owned offices, the Company becomes responsible for the operating expenses of the new Company-owned offices, resulting in an increase in the overall selling and administrative costs and a decrease in the franchise agent's share of gross profit. The fiscal 1996 increase in selling and administrative costs resulting from these conversions was approximately $4.3 million or 0.9% of sales. Excluding these costs, fiscal 1996 selling and administrative expenses as a percentage of sales of services and license fees would have been approximately 13.7%.

Selling and administrative expenses included a $940,000 charge during the third quarter of fiscal 1995 to write-off deferred costs related to the Company's planned 1994 initial public offering (IPO) that was subsequently postponed. Excluding the charge for the IPO costs, selling and administrative expenses as a percentage of sales of services and license fees would have been 14.0% for the fiscal year ended October 28, 1995.

During the first quarter of fiscal 1995, the Company began to implement the payroll and billing portion of the Company's new management information system. Due to the comprehensive scope of the new system, which affects all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased expenses to administer and implement the new system. This resulted in higher relative selling and administrative expenses in both fiscal 1995 and fiscal 1996. The Company has completed the conversion of the majority of its domestic business services processing sites to the payroll and billing portion of the new system. There are two remaining groups of domestic business services offices with custom front-end search and retrieval systems that have yet to be converted. Their conversion has been postponed pending completion of an integrated search and retrieval module within the existing
payroll and billing system.   The Company is currently in the process of
integrating a search and retrieval function within the payroll and billing system, streamlining the processing functions of the payroll and billing system and developing new modules to enhance the capabilities of the system. The Company also plans to upgrade to newer versions of its payroll software during fiscal 1997 and intends to expand its hardware capabilities. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and plans to spend additional funds in fiscal 1997 and beyond to upgrade these systems. In addition to the changes in the business services information systems, the Company is in the process of converting its medical services offices to a comprehensive clinical and financial accounting and reporting package. As a result of the ongoing system enhancements being implemented by the Company and the planned changes to the Company's financial accounting and reporting systems, management anticipates continued higher
selling and administrative expenses during fiscal 1997.   However, the
Company believes that the planned system enhancements will support anticipated revenue growth and will allow for operating efficiencies in future years.

At the end of fiscal 1996, in an effort to reduce overhead costs, the Company extended a number of offers to various corporate staff under a Voluntary Severance Program. As a result of acceptances of these offers during fiscal 1997, the Company will incur costs of approximately $300,000 during the first quarter of fiscal 1997 for severance packages. There are no additional severance offers outstanding.

INTEREST EXPENSE. Interest expense decreased $36,000 or 3.0% for fiscal 1996 as compared to fiscal 1995, reflecting lower average borrowings outstanding during the fiscal 1996 period. As a result of increased borrowings required to support the Company's growth and working capital needs, the Company anticipates higher interest expense in fiscal 1997.

PRO FORMA PROVISION FOR INCOME TAXES. Pro forma provision for income taxes increased from $3.8 million for fiscal 1995 to $5.6 million for fiscal 1996, due primarily to the increase in income before income taxes of $3.1 million. The pro forma effective income tax rate increased from 34.0% for fiscal 1995 to 39.0% for fiscal 1996. The fiscal 1995 rate was lower due to income tax credits and the recognition of the benefit of foreign net operating loss carryforwards. The Company currently estimates that the effective tax rate for fiscal 1997 will be approximately 40.0%.

FISCAL 1995 COMPARED TO FISCAL 1994
SALES OF SERVICES AND LICENSE FEES. Sales of services and license fees increased $62.5 million or 18.5% for fiscal 1995 as compared to fiscal 1994.
The increase resulted from a 13.8% increase in billed hours and a 3.8% increase in average billing rates per hour. The increase in billed hours was due primarily to increased demand for temporary staffing, increased productivity of the Company's existing offices and the addition of new offices. The increase in average billing rates per hour reflected inflationary factors as well as the relatively higher growth rates in the technical areas and the international offices which tend to carry higher average billing rates per hour than the domestic light industrial and clerical offices. The Company had a net increase of 39 Company-owned and franchise agent and licensed offices at October 28, 1995 as compared to October 29, 1994. The Company's foreign sales increased $12.9 million or 36.2% for fiscal 1995 as compared to fiscal 1994, driven primarily by increased productivity within existing offices.

License fees increased $623,000 or 19.9% in fiscal 1995 as compared to fiscal 1994 reflecting a 14.9% increase in sales generated by the licensed offices combined with an increase in licensee gross margin. Approximately $1.9 million and $1.7 million of the license fees and gross profit for fiscal 1995 and fiscal 1994, respectively, were associated with a major customer of one of the Company's licensees. This contract was completed on December 31, 1995.

COSTS OF SERVICES. Costs of services for fiscal 1995 increased $46.4 million or 17.6% compared to fiscal 1994. Workers' compensation expense in fiscal 1995 was approximately $8.5 million or 3.2% of related payroll as compared to approximately $10.1 million or 5.1% of related payroll in fiscal 1994.
Primarily as a result of the lower workers' compensation costs, gross margin increased from 21.9% for fiscal 1994 to 22.5% in fiscal 1995. During the second quarter of fiscal 1995, the Company settled all claims associated with policy years 1986 through 1991. As a result of this settlement, the Company reduced its overall workers' compensation accruals in the second quarter resulting in a gain of $980,000. This gain reflected the difference between the final settlement payment and the remaining accruals for policy years 1986 through 1991. Furthermore, due to improvements in the overall historical loss development trends for the Company and decreases in the relative frequency and average severity of claims during the fourth quarter of fiscal 1995, the Company reduced its workers' compensation accruals for policy years 1992 through 1994 to reflect the actuarially estimated ultimate costs associated with those policy years, resulting in a gain of $1.2 million.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $2.7 million or 14.7% for fiscal 1995 as compared to fiscal 1994. Franchise agents' share of gross profit decreased as a percentage of sales of services and license fees from 5.4% in fiscal 1994 to 5.2% in fiscal 1995. This decrease was due to higher growth rates for Company-owned offices during fiscal 1995 as compared to franchise agent offices. Furthermore, during October 1995, the Company bought the operations of two of its franchise agents and converted these offices to Company-owned offices as noted above.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $10.7 million or 23.1% for fiscal 1995 as compared to fiscal 1994. Included in these costs for fiscal 1995 was a $940,000 non-recurring charge during the third quarter to write off deferred costs related to the Company's planned IPO that was subsequently postponed. As a percentage of sales of services and license fees, selling and administrative expenses increased from 13.7% for fiscal 1994 to 14.3% for fiscal 1995. Excluding the charge for the IPO costs, fiscal 1995 selling and administrative expenses as a percentage of sales of services and license fees would have been 14.0%. This overall increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to the initial implementation of the Company's new payroll and billing system beginning in the first quarter of fiscal 1995. Due to the comprehensive scope of the new system, which affects all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased administrative expenses in fiscal 1995 to administer and implement the system.

INTEREST EXPENSE. Interest expense increased $583,000 or 94.0% for fiscal 1995 as compared to fiscal 1994 reflecting higher average borrowings outstanding during fiscal 1995.

PRO FORMA PROVISION FOR INCOME TAXES. Pro forma provision for income taxes increased $300,000 for fiscal 1995 as compared to fiscal 1994. The Company's effective income tax rate decreased to 34.0% for fiscal 1995 from 38.7% for fiscal 1994. This decrease was primarily due to income tax credits and the recognition of the benefit of foreign net operating loss carryovers.

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

Net cash flows from operating activities were $2.2 million, $7.4 million and $7.6 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Cash flows from operating activities for fiscal 1996 include a decrease of $7.5 million in net income due to the income tax adjustments noted above. However, this decrease in cash flows was partially offset by increases in income taxes payable and deferred income taxes. Accounts receivable balances increased $21.0 million in fiscal 1996 as compared to an increase of $8.1 million in fiscal 1995 and an increase of $9.6 million in fiscal 1994. The fiscal 1995 and fiscal 1994 increases were largely due to sales growth. The increase in fiscal 1996 is due to the continued growth of the Company's sales along with the acquisition of one of the Company's licensees during the third quarter of fiscal 1996. This acquisition resulted in a decrease in due from licensees as collection of the licensee receivables was used to pay down the due from licensee. However, this decrease in due from licensees was offset by increases in trade receivables of approximately $5.0 million as sales and receivables for the acquired operation increased. Trade receivables at November 2, 1996 were also affected by delays in payments from the Medicare program. Due to some system changes implemented by the Company's fiscal intermediary, payments of approximately $3.6 million were delayed as of the end of fiscal 1996. Due from licensees also decreased for fiscal 1996 as a result of the completion of the contract for a major customer of one of the licensees on December 31, 1995 and the collection of the outstanding receivables from this customer.

In connection with the settlement of the workers' compensation program for policy year 1996, the Company will be required to make a payment of $1.6 million to its insurance carrier in January 1997.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $6.4 million, $4.9 million and $6.0 million for fiscal 1996, fiscal 1995 and fiscal 1994,
respectively.   The capital expenditures during each of these fiscal years include expenditures for the implementation of the Company's new management information systems which totaled approximately $9.8 million through the end of fiscal 1996. These expenditures include costs for both the payroll and billing portion of the system as well as costs for system enhancements and for new modules under development. While the payroll and billing portion of the new system is in place, the Company expects to make further enhancements to the system to provide additional search and retrieval capabilities, to implement additional modules to streamline the processing functions, to upgrade to a newer version of its payroll software and to expand its hardware capabilities. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and will likely spend additional funds in
fiscal 1997 and beyond to upgrade these systems.   The Company has no other
significant commitments for capital purchases.

During fiscal 1996 and fiscal 1995, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $4.8 million and $2.9 million, respectively. The fiscal 1996 payments include $2.8 million for the acquisition of the operations of one of the Company's licensees and one of the Company's franchise agents. Payments due for fiscal 1997, fiscal 1998 and fiscal 1999 related to acquisitions are $1.3 million, $1.0 million and $1.0 million, respectively, with additional consideration contingent on either sales or gross profits of the acquired businesses in future periods.

As noted above, net proceeds to the Company from its Offering were approximately $19.0 million. Net cash used for debt reduction totaled $7.7 million in fiscal 1996 including payments of $1.5 million for the fiscal 1995 acquisition of one of the Company's franchise agents. During fiscal 1995, the Company increased borrowings by a net $8.7 million in order to provide working capital to support the Company's growth, to fund acquisitions and to pay dividends to the Company's then current stockholders.

Distributions to stockholders totaled $2.5 million in fiscal 1996 representing a portion of the undistributed S corporation earnings of the Company. The final distribution of S corporation earnings of $2.5 million will be made in fiscal 1997. Distributions to stockholders in fiscal 1995 totaled $8.7 million, of which $4.8 million was used to fund income tax obligations. Distributions to stockholders in fiscal 1994 totaled $4.1 million, of which $3.0 million was used by the Company's principal stockholder to purchase the common stock and certain intercompany receivables of Western Video Images. Subsequent to the final $2.5 million payment in fiscal 1997 for the outstanding stockholder distributions, the Company does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.

In order to make shares available for the Company's Employee Stock Purchase and Stock Option Plans, the Company may repurchase up to 100,000 shares of common stock in the open market at prevailing prices, not to exceed $14 per share, over the next twelve months.

During the second quarter of fiscal 1996, the Company executed a new term loan and revolving credit agreement. The credit facility provides for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on September 30, 1997 to a six-year fully amortized term loan in an amount up to $21.8 million. As of November 2, 1996, the Company had $38.0 million available under its term loan and revolving credit facility, consisting of $11.2 million available for direct advances, $5.0 million for irrevocable standby letters of credit and $21.8 million under the non-revolving line of credit to be used for acquisitions.

The Company believes that cash provided from operations and available borrowings under the credit facility will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                       PART III

    The information required by this item is included under the caption "Management" in the Company's Proxy Statement for the Company's 1997 Annual Meeting and is incorporated herein by reference.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

    1.   Financial Statements.

         Report of Independent Accountants.................................. F-1

         Consolidated Balance Sheets -- As of the Fiscal Year Ended
         November 2, 1996 and the Fiscal Year Ended
         October 28, 1995....................................................F-2

         Consolidated Statements of Operations -- For the Three Year
         Period Ended November 2, 1996.......................................F-3

         Consolidated Statements of Stockholders' Equity -- For
         the Three Year Period Ended November 2, 1996........................F-4

         Consolidated Statements of Cash Flows - For the Three
         Year Period Ended November 2, 1996..................................F-5

         Notes to Consolidated Financial Statements..........................F-7

    2. Financial Statement Schedule. The following Financial Statement Schedule of the Registrant is filed as part of this report:

         Schedule II - Valuation and Qualifying Accounts..................... 29

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

    3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

         2.1 Agreement for Purchase and Sale of Stock of Western Video Images, Inc. and Purchase and Sale of Promissory Notes dated as of October 27, 1994 by and between Western Staff Services
                   (USA), Inc. and W. Robert Stover (1)

         3.1 The Company's Third Amended and Restated Certificate of Incorporation.(1)

         3.2       The Company's Restated Bylaws.(1)

         4.1       Form of Specimen Certificate for the Company's Common
                   Stock.(1)

         10.1 Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)

         10.2 Form of Indemnification Agreement between the Company and the Directors of the Company.(1)

         10.3      Employment Agreement between the Company and W. Robert
                   Stover.(1)

         10.3.1 Amendment to the Employment Agreement between the Company and W. Robert Stover.

         10.5      Nonstatutory Stock Option Agreement for fiscal 1989.(1)

         10.6      Nonstatutory Stock Option Agreement for fiscal 1990.(1)

         10.7      Western Staff Services, Inc. 1996 Stock Option/Stock
                   Issuance Plan.

         10.7.1    Form of Notice of Grant of Stock Option.

         10.7.2    Form of Stock Option Agreement.

         10.7.3 Form of Addendum to Stock Option Agreement (Involuntary Termination Following a Corporate Transaction).

         10.7.4    Form of Notice of Grant of Automatic Stock Option.

         10.7.5    Form of Automatic Stock Option Agreement.

         10.7.6    Form of Stock Issuance Agreement.

         10.8 Credit Agreement dated as of February 21, 1996 among Western Staff Services, Inc., Bank of America National Trust and Savings Association, Sanwa Bank California and certain other financial institutions.(1)

         10.8.1 Waiver and First Amendment to Credit Agreement dated as of June 9, 1996 (2)

         10.8.2 Waiver and Second Amendment to Credit Agreement dated as of September 30, 1996.

         10.9 Deed of Trust & Assignment of Rents dated June 21, 1994 by and between Western Staff Services, Inc., First Bancorp and Sanwa Bank California.(1)

         10.9.1 Tax Indemnification Agreement by and among the Company and the current stockholders of the Company.(1)

         10.9.2 Amendment of Commercial Credit Agreement and Modification of Deed of Trust as of June 6, 1996.(2)

         10.10 Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.(1)

         10.11     Western Staff Services, Inc. 1996 Employee Stock Purchase
                   Plan.

         10.11.1   Stock Purchase Agreement for 1996 Employee Stock Purchase
                   Plan.

         10.11.2 Form of Enrollment/Change Form for 1996 Employee Stock Purchase Plan.

         10.11.3   International Employee Stock Purchase Plan.

         10.11.4 Stock Purchase Agreement for International Employee Stock Purchase Plan.

         10.11.5 Form of Enrollment/Change Form for International Employee Stock Purchase Plan.

         10.12     Exchange Agreement between the Company and W. Robert
                   Stover.(1)

         10.13 Form of Employment Contract with certain Named Executive Officers.(1)

         21.1      Subsidiaries of the Company.(1)

         23.1      Consent of Price Waterhouse LLP, independent accountants.

         24.1      Power of Attorney (see Page 31)

         27.1      Financial Data Schedule.

-------------------------------------------------

(1) Incorporated herein by reference to the exhibit with the same number filed with Company's Registration Statement on Form S-1 (File No. 33-85536) declared effective by the Securities and Exchange Commission on April 30, 1996.

(2) Incorporated herein by reference to the exhibit with the same numbers filed with the Company's Quarterly Report on Form 10-Q dated July 6, 1996.

    (b)  Reports on Form 8-K.

         There were no Reports on Form 8-K filed by the Company during fiscal year ended November 2, 1996.

                          REPORT OF INDEPENDENT ACCOUNTANTS





    To the Board of Directors and Stockholders of Western Staff Services, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 26 present fairly, in all material respects, the financial position of Western Staff Services, Inc. and its subsidiaries at November 2, 1996 and October 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 2, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



    PRICE WATERHOUSE LLP

    /s/ Price Waterhouse LLP

    San Francisco, California
    December 31, 1996

WESTERN STAFF SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                        NOVEMBER 2,    OCTOBER 28,
                                                                                           1996           1995
                                                                                        -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $      2,849   $      3,014
  Trade accounts receivable, less allowance for doubtful
   accounts of $769 and $823                                                                 74,721         53,937
  Due from licensees                                                                          3,565          7,143
  Deferred income taxes                                                                       1,918          1,015
  Other current assets                                                                        4,075          3,143
                                                                                        -------------  -------------
   Total current assets                                                                      87,128         68,252

Property, plant and equipment, net                                                           18,854         16,438
Deferred income taxes                                                                                          694
Intangible assets, net of accumulated amortization of $5,537 and $4,709                      13,437          9,476
Other assets                                                                                  1,361          1,309
                                                                                        -------------  -------------
                                                                                       $    120,780   $     96,169
                                                                                        -------------  -------------
                                                                                        -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                $      8,800   $     12,600
  Current portion of loans payable                                                            1,420          1,770
  Current portion of note payable to related party                                              973          2,468
  Accounts payable and accrued expenses                                                      38,434         33,135
  Income taxes payable                                                                        3,019            930
  Distributions payable to stockholders                                                       2,500
                                                                                        -------------  -------------
   Total current liabilities                                                                 55,146         50,903

Loans payable                                                                                 1,658          3,678
Note payable to related party                                                                 1,945          1,945
Deferred income taxes                                                                         3,847            299
Other long-term liabilities                                                                   8,932          7,552
                                                                                        -------------  -------------
   Total liabilities                                                                         71,528         64,377
                                                                                        -------------  -------------

Commitments and contingencies (Notes 2, 10 and 12)
Stockholders' equity:
  Preferred stock, $.01 par value;
   Authorized and unissued: 1,000 shares at November 2, 1996
  Common stock:
   Par value:  $.01 at November 2, 1996; no par value at October 28, 1995
   Authorized: 25,000 at November 2, 1996; 15,420 at October 28, 1995
   Issued and outstanding: 10,338 at November 2, 1996; 8,838 at October 28, 1995                103             50
  Additional paid-in-capital                                                                 29,068          3,999
  Retained earnings                                                                          19,527         27,386
  Cumulative currency translation                                                               554            357
                                                                                        -------------  -------------
   Total stockholders' equity                                                                49,252         31,792
                                                                                        -------------  -------------
                                                                                       $    120,780   $     96,169
                                                                                        -------------  -------------
                                                                                        -------------  -------------


             See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                        FISCAL YEAR ENDED
                                             -----------------------------------------
                                            NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                               1996           1995           1994
                                             -----------   -------------  ------------
Sales of services                           $  479,205     $  395,911     $  334,072
License fees                                     2,868          3,752          3,129
                                             -----------   -------------  ------------

Total sales of services and license fees       482,073        399,663        337,201
                                             -----------   -------------  ------------

Costs of services                              377,136        309,626        263,190
Franchise agents' share of gross profit         19,341         20,822         18,153
Selling and administrative expenses             70,300         56,982         46,302
                                             -----------   -------------  ------------

Total costs and expenses                       466,777        387,430        327,645
                                             -----------   -------------  ------------

Operating income                                15,296         12,233          9,556
Interest expense                                 1,167          1,203            620
Interest income                                   (251)          (274)          (210)
                                             -----------   -------------  ------------

Income before income taxes                      14,380         11,304          9,146
Provision for income taxes                      11,097            563            172
                                             -----------   -------------  ------------

Net income                                  $    3,283     $   10,741     $    8,974
                                             -----------   -------------  ------------
                                             -----------   -------------  ------------

Unaudited pro forma data (Notes 2 and 13)

Income before income taxes                  $   14,380     $   11,304     $    9,146
Provision for income taxes                       5,609          3,842          3,542
                                             -----------   -------------  ------------

Net income                                  $    8,771     $    7,462     $    5,604
                                             -----------   -------------  ------------
                                             -----------   -------------  ------------

Net income per common share                 $     0.92     $     0.84     $     0.63
                                             -----------   -------------  ------------
                                             -----------   -------------  ------------

Weighted average common shares outstanding       9,582          8,838          8,838
                                             -----------   -------------  ------------
                                             -----------   -------------  ------------


             See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                               COMMON STOCK            ADDITIONAL                    CUMULATIVE
                                         -------------------------      PAID-IN        RETAINED       CURRENCY
                                          SHARES         AMOUNT         CAPITAL        EARNINGS      TRANSLATION     TOTAL
                                         -----------   -----------    -------------   ------------   -------------  ----------
Balance at October 30, 1993                 8,838     $       50     $    1,800      $  20,491      $     (33)     $  22,308
   Net income                                                                            8,974                         8,974
   Distributions to stockholders                                                        (4,112)                       (4,112)
   Currency translation
      adjustments                                                                                         501            501
   Stockholder contribution                                                  73                                           73
   Stockholder contribution
      related to purchase of WVI                                          2,167                                        2,167
                                         -----------   -----------    -------------   ------------   -------------  ----------

Balance at October 29, 1994                 8,838             50          4,040         25,353            468         29,911
   Net income                                                                           10,741                        10,741
   Distributions to stockholders                                                        (8,708)                       (8,708)
   Currency translation
      adjustments                                                                                        (111)          (111)
   Other                                                                    (41)                                         (41)
                                         -----------   -----------    -------------   ------------   -------------  ----------

Balance at October 28, 1995                 8,838             50          3,999         27,386            357         31,792
   Net income                                                                            3,283                         3,283
   Distributions to stockholders                                                        (5,000)                       (5,000)
   Transfer of undistributed
      S corporation earnings                                              6,142         (6,142)
   Currency translation
      adjustments                                                                                         197            197
    Common stock offering                   1,500             53         18,927                                       18,980
                                         -----------   -----------    -------------   ------------   -------------  ----------

Balance at November 2, 1996                10,338     $      103     $   29,068      $  19,527      $     554      $  49,252
                                         -----------   -----------    -------------   ------------   -------------  ----------
                                         -----------   -----------    -------------   ------------   -------------  ----------



             See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  FISCAL YEAR ENDED
                                                       -----------------------------------------
                                                      NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                                         1996           1995           1994
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $    3,283     $   10,741     $    8,974
 Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation                                           3,855          2,890          2,402
    Amortization of intangible assets                        825            254            395
    Provision for losses on doubtful accounts                466            767            693
    Deferred income taxes                                  3,339            359           (716)
    Changes in assets and liabilities:
     Trade accounts receivable                           (21,031)        (8,134)        (9,620)
     Due from licensees                                    3,578         (3,092)        (2,345)
     Other assets                                           (838)           (21)        (2,011)
     Accounts payable and accrued expenses                 5,267          2,904          9,800
     Income taxes payable                                  2,118            541           (923)
     Other long-term liabilities                           1,374            142            932
                                                       -----------    -----------    -----------
Net cash from operating activities                         2,236          7,351          7,581
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of fixed assets and investments                        188            120             20
 Expenditures for purchases of fixed assets               (6,437)        (4,913)        (5,960)
 Payments received on notes receivable                       307            787            629
 Increase in notes receivable                               (455)          (396)          (172)
 Net payments from related parties                                                       1,153
 Payments for intangibles and other investments           (4,825)        (2,872)          (180)
                                                       -----------    -----------    -----------
Net cash from investing activities                       (11,222)        (7,274)        (4,510)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) under line of credit
  agreements                                              (3,800)        10,100           (500)
 Repayments of notes to related parties                   (1,495)           (24)
 Proceeds from issuance of loans payable                                  1,907          2,062
 Principal payments on loans payable                      (2,371)        (3,302)        (2,355)
 Proceeds from issuance of common stock                   18,980
 Distributions to stockholders                            (2,500)        (8,675)        (4,112)
 Stockholder contribution                                                                2,240
                                                       -----------    -----------    -----------
Net cash from financing activities                         8,814              6         (2,665)
                                                       -----------    -----------    -----------
Effect of exchange rate on cash                                7             65            351
                                                       -----------    -----------    -----------
Net change in cash and cash equivalents                     (165)           148            757
Cash and cash equivalents at beginning of year             3,014          2,866          2,109
                                                       -----------    -----------    -----------

Cash and cash equivalents at end of year              $    2,849     $    3,014     $    2,866
                                                       -----------    -----------    -----------
                                                       -----------    -----------    -----------



             See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                  FISCAL YEAR ENDED
                                                      -------------------------------------------
                                                      NOVEMBER 2,     OCTOBER 28,   OCTOBER 29,
                                                         1996            1995         1994
                                                      -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                           $     1,235    $     1,140    $       620
  Income taxes (net of refunds)                            5,096            170          2,979

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Increase in loans payable, accrued liabilities and
  intangible assets from acquisitions                               $     5,487
 Increase in distributions payable to stockholders   $     2,500


WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION AND INITIAL PUBLIC OFFERING OF COMMON STOCK

    BASIS OF PRESENTATION
    Western Staff Services, Inc. (the Parent) and its domestic and foreign subsidiaries (together, the Company), provide temporary help and staffing personnel services in the United States, the United Kingdom, Denmark, Australia, New Zealand and Norway. The consolidated financial statements include the accounts of Western Staff Services, Inc. and its domestic and foreign subsidiaries. Prior to the Company's initial public offering completed May 3, 1996 (the Offering), the principal stockholder of the Parent owned minority interests in each of the Parent's foreign and domestic subsidiaries and also owned Kontorservice, Inc. (Norwegian Branch), a temporary personnel services company doing business in Norway. Concurrent with the Offering, the Company issued 202,857 shares valued at $2,840 to the Company's principal stockholder in exchange for the contribution of each of his minority interests and the capital stock of the Norwegian Branch. Based on common control and management, these minority interests and the Norwegian Branch have been combined with the Company's financial statements for all prior periods presented in a manner similar to a pooling of interests. Material intercompany accounts and transactions have been eliminated.

    INITIAL PUBLIC OFFERING OF COMMON STOCK
    On May 3, 1996, the Company completed an initial public offering of 2,300,000 shares of common stock at $14 per share, of which 1,500,000 shares were sold by the Company and 800,000 shares were sold by certain of the Company's stockholders. The net proceeds to the Company from the sales of the 1,500,000 shares of common stock, after deduction of associated expenses, were $18,980. Prior to the Offering, there was no public market for the Company's common stock. The common stock is traded on the Nasdaq National Market under the symbol "WSTF".

    Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split, established a par value of $0.01 per share of common stock and increased the authorized shares of common stock to 25,000,000. In addition, the Company established a class of preferred stock, $0.01 par value per share, and authorized 1,000,000 shares. No shares of the preferred stock are outstanding.

    Prior to the consummation of the Offering, the Company declared a dividend payable to its then current stockholders consisting of the lesser of the remaining undistributed earnings of the Company accumulated from November 1, 1987 to April 30, 1996 (the effective date of the Company's S corporation termination - Note 2) which were subject to taxation at the stockholder level, or $5,000. The final undistributed earnings of the Company from November 1, 1987 to April 30, 1996 totaled $11,142. The difference between the actual distribution of $5,000 and the undistributed earnings of $11,142 has been reclassified for financial reporting purposes from retained earnings to additional paid-in-capital.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ACCOUNTING ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FISCAL YEAR
    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. Fiscal year 1996 included fifty-three weeks while fiscal years 1995 and 1994 each included fifty-two weeks. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks.

    CASH AND CASH EQUIVALENTS
    The Company considers all investments in time deposits with initial maturities of three months or less to be cash equivalents.

    CONCENTRATIONS OF CREDIT RISK
    The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, concentrations of credit risk are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. Furthermore, the Company routinely assesses the financial strength of its customers.

    REVENUE RECOGNITION
    Revenue from the sale of services is recognized at the time the service is performed. A portion of the Company's sales of services and license fees is derived from affiliate operations which consist of franchise agent and license operations.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    Revenues generated by franchise agents and related costs of services are included as part of the Company's consolidated sales of services and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. "Franchise agent" refers to the Company's franchisees in their role as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise refers to the Company's franchisees in their role as independent contractors of the Company. The franchise agent acts as a limited agent for the Company to market the Company's services within the franchise agent's territory. The net distribution paid to the franchise agent for services rendered is based either on a percentage of sales or of the gross profit generated by the franchise agent's operation and is reflected as franchise agents' share of gross profit.

    During fiscal 1993, the Company implemented a second form of affiliate program, the licensing program. Under this program, the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and the licensee, the advances are reduced as remittances are received related to the licensee trade accounts receivable. Licensees have pledged trade receivables of $4,073 and $9,255 at November 2, 1996 and October 28, 1995, respectively, as collateral for such advances. Sales generated by license offices were $42,120, $75,310 and $65,553 for fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is stated at cost. For purposes of the Company's new payroll and billing system, capitalized costs include purchased hardware and software, externally-developed software costs and internally-developed software costs that are both direct and incremental. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are twenty-five to thirty-one years for buildings and three to ten years for furniture and equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    During fiscal 1994, the Company reduced the estimated useful lives of its computers and computer-related equipment from seven to four years due to changes in the hardware and software platforms used by the Company in anticipation of the implementation of the new payroll and billing system in fiscal 1995. The Company determined that the estimated useful lives of its computers and computer-related equipment should be four years based upon the Company's historical retention of such equipment adjusted for consideration of technological changes that may occur. The effect of this change was to increase depreciation expense for fiscal 1994 by $642 and to decrease unaudited pro forma net income and unaudited pro forma net income per common share by $392 and $0.04, respectively.

    ACQUISITION AND AMORTIZATION
    Business acquisitions have been accounted for under the purchase method of accounting. The Company considers acquisitions under its "acquisition and franchise back" program to be business combinations within the meaning of Accounting Principles Board Opinion No. 16. Under the terms of these arrangements, the Company acquires an existing temporary staffing service business and the acquired business becomes a franchise agent upon acquisition.

    During fiscal years 1996, 1995 and 1994 the Company consummated acquisitions with total purchase prices of $3,802, $8,239 and $64, respectively. Tangible assets and specifically identifiable intangible assets associated with these acquisitions amounted to $2,300 for fiscal 1996 and $271 for fiscal 1995. The remaining purchase prices for these acquisitions were allocated to goodwill. Specifically identifiable intangible assets consist primarily of covenants not to compete and are amortized on a straight-line basis over the stated term of the agreement. Goodwill ($11,360 and $9,335 at November 2, 1996 and October 28, 1995, respectively) is amortized over twenty years. Certain of these acquisitions included additional consideration contingent on either sales or gross profits of the acquired businesses in future periods. When such contingencies are earned, the additional cost is added to the affected intangible assets and amortized over the remaining life of the asset. Contingencies earned during fiscal 1996 on acquisitions consummated during fiscal 1995 totaled $531. Unaudited pro forma information regarding revenues and net income has not been provided since the effect of these acquisitions was not material.

    IMPAIRMENT OF LONG-LIVED ASSETS
    Management of the Company assesses the recoverability of its long-lived assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows from operations. Management of the Company continually evaluates the existence of potential impairment by analyzing operating results, trends and prospects of its acquired operating offices. Management also takes into consideration any other events or circumstances that might indicate potential impairment. Based upon these evaluations, the Company has determined that no impairment of recorded intangible and other long-lived assets has occurred.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    The Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the first quarter of fiscal 1997. The effect of adopting SFAS No. 121 is not expected to be material.

    WORKERS' COMPENSATION
    The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $350 per claim for policy years 1996, 1995 and 1994. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. Annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred and reported and claims incurred but not reported, based on the Company's historical loss development trends. The amounts calculated may be subsequently revised by the actuary based on developments relating to such claims. Improvements in loss development trends for fiscal years 1992 through 1994 resulted in a reduction of the Company's accrued liability at October 28, 1995 and October 29, 1994 of approximately $1,200 and $500, respectively. These adjustments were recorded in cost of services in the Statement of Operations. In order to give recognition to obligations associated with the Company's workers' compensation program which are not expected to be paid in the following fiscal year, the Company has included $8,500 and $7,100 in other long-term liabilities at November 2, 1996 and October 28, 1995, respectively.

    INCOME TAXES
    The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

    Beginning with fiscal 1988, the Parent elected to be taxed as an
    S corporation for federal and state income tax purposes. Pursuant to this election, earnings or losses up to the date of the Offering were subject to tax at the stockholder level rather than the corporate level. Therefore no provision was made for federal income tax on earnings or losses of the
    Parent prior to the Offering.   Tax laws relative to S corporations vary by
    state. In California, the principal state of operation for the Company, earnings of S corporations are taxed at 1.5% and prior to the Offering the Company provided state taxes accordingly. On April 30, 1996 and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination resulted in a non-recurring net charge to earnings of $7,460 in the third quarter of fiscal 1996. This charge was due primarily to temporary differences resulting from the Company's historical use of the cash

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    method of accounting for income tax purposes. The income tax charge relating to the change from the cash to accrual method was $12,574 and will be payable in quarterly installments due over four years, with the initial installment paid on August 15, 1996. This charge was partially offset by an increase in the Company's deferred tax assets in the amount of $5,114.

    Prior to April 30, 1996, certain subsidiaries of the Parent had not elected S corporation status and were subject to federal and state income taxes at the Company level.

    TRANSLATION OF FOREIGN CURRENCIES
    All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and all revenue and expense accounts are translated using weighted average exchange rates. Translation adjustments and gains or losses on intercompany foreign currency transactions that are of a long-term investment nature are included as a separate component of stockholders' equity.

    ACCOUNTING FOR STOCK-BASED EMPLOYEE BENEFIT PLANS
    In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued which establishes accounting and reporting standards for stock-based compensation plans. The Company is required to adopt this standard in the first quarter of fiscal 1997. This standard encourages all entities to adopt the fair value based method of accounting for employee stock option or similar equity instruments but continues to allow an enterprise to measure compensation cost for those equity instruments using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value based method. As a result, adoption of this standard will not have any effect on the Company's consolidated financial statements other than to require disclosure of the pro forma effect on net income of using the fair value based method of accounting.

    UNAUDITED PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER COMMON SHARE Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented (Note 13) divided by the pro forma weighted average of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plan as no material dilutive effect would result from exercise of these options. The pro forma weighted average shares outstanding gives effect to the common stock split and the additional shares issued to the principal stockholder (Note 1). Historical net income per share has not been presented in view of the prior period S corporation status.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    Supplemental earnings per share data has not been included since the dilutive effect is immaterial.


3.  TRANSACTIONS WITH RELATED PARTIES

    During the fourth quarter of fiscal 1994, the Parent sold the common stock of, and certain intercompany receivables due from, Western Video Images, Inc. (WVI), a majority-owned subsidiary of the Company, to the Chairman of the Board, Chief Executive Officer and principal stockholder of the Parent for an aggregate purchase price of $3,000. WVI provides complete video post-production services including digital effects and graphic production operations and is in an industry unrelated to the Company's principal business. Furthermore, WVI has historically operated independent of the Parent and there are no significant shared costs. Therefore, the sale of this subsidiary has been accounted for as a change in reporting entity and, accordingly, the historical financial statements of the Company have been restated for all prior periods as though the Parent never had an investment in WVI. Of the $3,000 purchase price for WVI, $833 was allocated to reduce advances to related parties, and the remaining $2,167 was treated as additional paid-in-capital, essentially representing a contribution by the principal stockholder back to the Company since the financial statements of the Company have been restated to eliminate the accounts of WVI.

    The Company has a management agreement with WVI whereby the Company provides certain accounting, tax, legal, administrative and management services to WVI and charges a fee based upon the gross sales of WVI. Management fees charged to WVI were $197, $226 and $211, respectively, for fiscal 1996, fiscal 1995 and fiscal 1994.

    As of November 2, 1996, the Company had guaranteed WVI's debt totaling $1,854. The guarantee was removed in December 1996.

    The Parent is also the lessee for one of the facilities in which WVI operates; however, WVI is charged for all costs of the lease. Future minimum lease payments under this obligation are as follows: fiscal 1997 - $427; 1998 - $401; 1999 - $365; 2000 - $304.

    During October 1995, the Company bought the operations of one of its franchise agents for a total purchase price of $5,913. Of this purchase price, $5,793 was allocated to goodwill, $25 was allocated to covenants not to compete and $95 was allocated to property, plant and equipment. This franchise agent became an employee of the Company as a result of this transaction. The Company paid $1,500 in cash on the closing date and paid an additional $1,500 during fiscal 1996. The remaining amount is payable over three years as follows: fiscal 1997 - $973; fiscal 1998 - $973; and fiscal 1999 - $973. The note payable bears interest at 6.5%. The fair value of this note approximates the carrying value as of November 2, 1996 based on the current rates available to the Company for debt with similar terms.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                          NOVEMBER 2,     OCTOBER 28,
                                                             1996            1995
                                                          -----------     -----------
         Land                                               $ 1,366        $ 1,366
         Buildings                                            7,377          7,200
         Equipment, furniture and fixtures                   25,570         21,246
                                                            -------        -------
                                                             34,313         29,812

         Less accumulated depreciation and amortization     (15,459)       (13,374)
                                                            -------        -------
                                                            $18,854        $16,438
                                                            -------        -------
                                                            -------        -------


5.  SHORT-TERM BORROWINGS AND LOANS PAYABLE

    Short-term borrowings and loans payable consist of borrowings under lines of credit and term obligations with banks, respectively, which are collateralized by deeds of trust on real property and substantially all of the Company's personal property, as well as unsecured financing agreements. The Company's credit agreement provides for a secured revolving line of credit in the amount of $40,000, with the maximum amount of direct advances limited to $20,000 and the maximum amount of irrevocable standby letters of credit limited to $20,000. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on September 30, 1997 to a six-year fully amortized term loan in an amount up to $21,800. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers, loans to affiliates and purchases of investments. The facility also prohibits cash dividend payments on its capital stock. At November 2, 1996, the Company was either in compliance with these covenants or had obtained the necessary waivers. The revolving line of credit will mature on March 31, 1998 and any borrowings under the non-revolving line of credit will mature no later than September 30, 2003. As of November 2, 1996, there were no borrowings outstanding under the Company's non-revolving line of credit.

    At November 2, 1996, short-term borrowings and loans payable carried interest at rates ranging from a minimum of 6.5% to a maximum of 8.75%. The weighted average interest

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    rate on short-term borrowings was 7.74%, 7.88% and 6.77%, respectively, for fiscal 1996, fiscal 1995 and fiscal 1994.

    SHORT-TERM BORROWINGS
    Short-term borrowings outstanding at November 2, 1996 and October 28, 1995 amounted to $8,800 and $12,600, respectively. As of November 2, 1996, the Company had $11,200 available for direct advances under its revolving line of credit.

    At November 2, 1996, the Company had irrevocable standby letters of credit totaling $15,000 outstanding as collateral to support the workers' compensation program. These letters of credit expire on December 31, 1996, but are automatically renewed for one additional year unless thirty days prior written notice is given to the holder. As of November 2, 1996, the Company had $5,000 available for irrevocable standby letters of credit.

    LOANS PAYABLE
    Loans payable consist of the following:

                                                                    NOVEMBER 2,     OCTOBER 28,
                                                                       1996            1995
                                                                    -----------     -----------

         Variable and fixed rate notes payable, collateralized
           by deeds of trust, bearing interest from 6.7% to 6.8%,
           due monthly from 1994 to 2001                             $ 2,781          $ 2,931
         Variable rate collateralized note payable to bank, bearing
           interest at 7.63% (October 28, 1995)                                         1,845
         Other                                                           297              672
                                                                     -------          -------
                                                                       3,078            5,448
         Less current portion                                         (1,420)          (1,770)
                                                                     -------          -------
                                                                     $ 1,658          $ 3,678
                                                                     -------          -------
                                                                     -------          -------


    Maturities of loans payable for each of the next five fiscal years are as follows: 1997 - $1,420; 1998 - $100; 1999 - $100; 2000 - $100; and 2001 -
    $1,358.


6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                      NOVEMBER 2,    OCTOBER 28,
                                                         1996           1995
                                                      ----------     ----------

     Accounts payable                                 $    2,819     $    2,039
     Checks outstanding in excess of bank balances         6,751          8,017
     Accrued payroll and payroll taxes                    13,094         10,756
     Accrued insurance/workers' compensation               9,060          7,585
     Other                                                 6,710          4,738
                                                      ----------     ----------

                                                      $   38,434     $   33,135
                                                      ----------     ----------
                                                      ----------     ----------


7.   INCOME TAXES

     The domestic and foreign components of income before income taxes are as follows:

                                                  FISCAL YEAR ENDED
                                       ----------------------------------------
                                       NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                          1996           1995           1994
                                       ----------     ----------     ----------

     Domestic                          $   12,662     $    9,857     $    8,330
     Foreign                                1,718          1,447            816
                                       ----------     ----------     ----------

     Income before income taxes        $   14,380     $   11,304     $    9,146
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

     The provision for income taxes consists of the following:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                   FISCAL YEAR ENDED
                                       ----------------------------------------
                                       NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                          1996           1995           1994
                                       ----------     ----------     ----------
     CURRENT:
       State and local                 $    1,482     $      256     $      307
       Federal                              5,834           (378)           374
       Foreign                                442            326            207
                                       ----------     ----------     ----------

                                            7,758            204            888
                                       ----------     ----------     ----------

     DEFERRED:
       State and local                        116            157           (141)
       Federal                              3,111            277           (575)
       Foreign                                112            (75)
                                       ----------     ----------     ----------

                                            3,339            359           (716)
                                       ----------     ----------     ----------

                                       $   11,097     $      563     $      172
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows:


                                                                 FISCAL YEAR ENDED
                                                      ----------------------------------------
                                                      NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                                         1996           1995           1994
                                                      ----------     ----------     ----------
     Federal statutory income tax rate                        35%            34%            34%
     Tax on income of foreign subsidiaries                                   (2)            (1)
     State taxes, net of federal income tax benefit            4              3              1
     S corporation income not subject to federal
       income taxes                                          (11)           (28)           (33)
     Effect of termination of S corporation election          52
     Effect of IRS examination                                (2)            (3)
     Other                                                    (1)             1              1
                                                      ----------     ----------     ----------
     Effective income tax  rate                               77%             5%             2%
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:


                                                                 FISCAL YEAR ENDED
                                                      ----------------------------------------
                                                      NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                                         1996           1995           1994
                                                      ----------     ----------     ----------
     Workers' compensation                              $  8,008       $  1,506       $  1,560
     Other liabilities and accruals                        1,156            333            196
     Foreign net operating loss carryforwards                 73            123            496
     Alternative minimum tax credit carryforwards             59             42            152
                                                      ----------     ----------     ----------

        Gross deferred tax assets                          9,296          2,004          2,404
     Valuation allowance                                     (73)          (123)          (253)
                                                      ----------     ----------     ----------

                                                           9,223          1,881          2,151
                                                      ----------     ----------     ----------

     Depreciation                                          1,721            207            194
     S corporation cash basis accounting adjustment        9,430            264            187
     Other                                                     1                             1
                                                      ----------     ----------     ----------

        Gross deferred tax liabilities                    11,152            471            382
                                                      ----------     ----------     ----------

     Net deferred tax asset (liability)               $   (1,929)    $    1,410     $    1,769
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

     No valuation allowance has been established for temporary differences other than foreign net operating loss carryforwards. Based on historical income, internal forecasts and industry trends, management believes that it is more likely than not that the Company will generate future pretax income in sufficient amounts to realize the full benefit of these temporary differences.

     At November 2, 1996, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $2,575. Income taxes have not been provided on the undistributed earnings because they have been permanently reinvested in the foreign subsidiary. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, such income taxes would not be material to the Company's financial position or results of operations. Income taxes have not been provided on foreign currency translation adjustments since such taxes would be immaterial.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

8.   RETIREMENT PLANS

     The Company has a qualified profit-sharing retirement plan in which full-time domestic employees are eligible to participate beginning on the first day of the fiscal year following their hire date. The Company amended the plan effective October 29, 1989 so that employees whose compensation and conditions of employment deem them to be highly compensated in accordance with Section 414(q) of the Internal Revenue Code
     (IRC) were no longer eligible to participate in the plan. As of the same date, the Company adopted a nonqualified profit-sharing retirement plan for those employees deemed to be highly compensated. The contribution to both plans is at the discretion of the Board of Directors; however, the contribution to the qualified plan cannot exceed the maximum allowable by the IRC. Contributions of $325, $325 and $250 were declared for fiscal 1996, 1995 and 1994, respectively, which were allocated to both plans. At November 2, 1996, both plans were fully funded.


9.   STOCKHOLDERS' EQUITY

     REINCORPORATION IN DELAWARE
     In October 1995, the Parent changed from a California corporation to a Delaware corporation. In connection with the reincorporation, the total shares authorized was changed to 10,000 and the outstanding common shares were reduced to 5,600 based on a conversion ratio of .0004 Delaware common share to 1 California common share.

     STOCK OPTION PLANS
     The Company has two stock option plans.

     The 1989/1990 Stock Option Plan provides for the granting of non-qualified options to executives and key employees to purchase the Company's common stock. The options vested during fiscal 1994 and fiscal 1995 and are exercisable at $9.60 per share for options granted in fiscal 1989 and $10.51 per share for options granted in fiscal 1990. The plan has authorized 310,000 shares of common stock for issuance. Options to purchase 15,111 shares are outstanding at November 2, 1996. No further grants may be made under the 1989/1990 plan.

     The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The plan has authorized 1,033,812 shares of common stock for issuance. Options to purchase 418,000 shares are outstanding at November 2, 1996 with exercise prices ranging from $14.00 to $14.25 per share. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company's common stock at the date of grant. Non-qualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date

WESTERN STAFF SERVICES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

     of grant. Stock appreciation rights allow the holder to exercise the right instead of the underlying option. When the right is exercised, the underlying option is canceled with respect to that number of shares. On exercising a right, the holder receives an amount in cash, or cash and common stock, equal to the difference between the market value of the shares at the time of exercise and the exercise price of the underlying options. No stock appreciation rights have been granted under the plan. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors.

     The following summarizes the transactions under the two plans for the fiscal years ended October 29, 1994, October 28, 1995 and November 2, 1996. Balances and transactions have been retroactively restated for the October 1995 .0004 for 1 stock split (see Reincorporation in Delaware above), and for the May 1995 1,542.01 for 1 stock split (see Note 1 - Basis of Presentation and Initial Public Offering of Common Stock).


                                                                 Option Price
                                                  Shares           Per Share
                                                ----------     ----------------

     Options outstanding - October 30, 1993       17,579       $  9.60 to 10.51
        Cancelled                                 (1,234)        10.51
     --------------------------------------------------------------------------
     Options outstanding - October 29, 1994       16,345          9.60 to 10.51
        Cancelled                                 (1,234)        10.51
     --------------------------------------------------------------------------
     Options outstanding - October 28, 1995       15,111          9.60 to 10.51
        Granted                                  429,000         14.00 to 14.25
        Cancelled                                (11,000)        14.00
     --------------------------------------------------------------------------
     Options outstanding - November 2, 1996      433,111       $  9.60 to 14.25
     --------------------------------------------------------------------------
     --------------------------------------------------------------------------

     Exercisable - November 2, 1996               15,111
                                                ----------
                                                ----------
     Available for grant - November 2, 1996      619,193
                                                ----------
                                                ----------


     EMPLOYEE STOCK PURCHASE PLAN
     Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 500,000 shares of the Company's common stock. There have been no shares issued under the plan as of November 2, 1996.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

10.  LEASES

     The Company leases real and personal property under operating leases which expire on various dates through 2001. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. U.S. rental expense amounted to $3,102 in fiscal 1996, $2,535 in fiscal 1995 and $2,385 in fiscal 1994.
     Rental expense for foreign subsidiaries was $937 in fiscal 1996, $770 in fiscal 1995 and $550 in fiscal 1994. The Company also receives rental income from owned property and subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

     Future minimum lease payments for all leases at November 2, 1996 are as follows:

          FISCAL YEAR

          1997                            $  3,518
          1998                               2,419
          1999                               1,324
          2000                                 673
          2001                                 421
          Thereafter                           136
                                          --------

          Total minimum lease payments    $  8,491
                                          --------
                                          --------

11.  GEOGRAPHIC INFORMATION

     The following is a summary of sales of services and license fees, operating income and identifiable assets by geographic region. There are no intercompany sales of services and license fees between the domestic and foreign operations. Operating income excludes income taxes, interest income and interest expense. The foreign operations generally operate as autonomous units and there are no general corporate costs other than interest income and expense. Royalties are charged by the domestic company to the foreign entities and are included in the operating expenses of the foreign entities and the operating income of the domestic company. Royalties charged are shown below for each period.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                             FISCAL YEAR ENDED
                                                 ----------------------------------------
                                                 NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                                    1996           1995           1994
                                                 ----------     ----------     ----------
    SALES OF SERVICES AND LICENSE FEES
    Domestic                                     $  423,201     $  351,135     $  301,560
    Foreign                                          58,872         48,528         35,641
                                                 ----------     ----------     ----------

      Total sales of services and license fees   $  482,073     $  399,663     $  337,201
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

    OPERATING INCOME
    Domestic                                     $   13,449     $   10,689     $    8,649
    Foreign                                           1,847          1,544            907
                                                 ----------     ----------     ----------

      Total operating income                     $   15,296     $   12,233     $    9,556
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

    IDENTIFIABLE ASSETS
    Domestic                                     $  107,200     $   85,295     $   66,916
    Foreign                                          13,580         10,874          9,451
                                                 ----------     ----------     ----------

    Total identifiable assets                    $  120,780     $   96,169     $   76,367
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

    FOREIGN ROYALTIES                            $      206     $      171     $      132
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------


12. COMMITMENTS AND CONTINGENCIES

    The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and that such obligations, if any, would be adequately covered by insurance.

    At the end of the fourth quarter of fiscal 1996, the Company implemented a Voluntary Severance Program in an effort to reduce overhead costs. As a result of acceptances of the voluntary severance offers, the Company will make payments amounting to approximately $300 during the first quarter of fiscal 1997. As these offers were not accepted until fiscal 1997, no accrual has been made for the voluntary termination agreements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------


13. UNAUDITED PRO FORMA INFORMATION

    On April 30, 1996 and in conjunction with the Offering, the Company elected to terminate its S corporation status. The pro forma provision for income taxes reflects provisions for state and federal income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented.

    The pro forma income tax provision consists of the following:


                                                  FISCAL YEAR ENDED
                                       ----------------------------------------
                                       NOVEMBER 2,    OCTOBER 28,    OCTOBER 29,
                                          1996           1995           1994
                                       ----------     ----------     ----------

    CURRENT:
      State and local                  $    1,161     $      909     $    1,347
      Federal                               5,109          2,916          4,346
      Foreign                                 442            326            207
                                       ----------     ----------     ----------
                                            6,712          4,151          5,900
                                       ----------     ----------     ----------

    DEFERRED:
      State and local                        (195)             8           (351)
      Federal                              (1,020)          (242)        (2,007)
      Foreign                                 112            (75)
                                       ----------     ----------     ----------

                                           (1,103)          (309)        (2,358)
                                       ----------     ----------     ----------

                                       $    5,609     $    3,842     $    3,542
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------


    The reconciliations of pro forma income taxes computed at the federal statutory income tax rate to the pro forma income taxes as reported in the Consolidated Statements of Operations are as follows:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                  FISCAL YEAR ENDED
                                                    ----------------------------------------------
                                                    NOVEMBER 2,       OCTOBER 28,      OCTOBER 29,
                                                       1996              1995              1994
                                                    -----------       -----------      -----------
Federal statutory income tax rate                         35%               34%              34%
Tax on income of foreign subsidiaries                                       (2)              (1)
State taxes, net of federal income tax benefit             5                 5                6
Nondeductible items including goodwill                                                        1
Income tax credits                                                          (2)              (2)
Other                                                     (1)               (1)               1
                                                    -----------       -----------      -----------

Effective income tax rate                                 39%               34%              39%
                                                    -----------       -----------      -----------



14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 2, 1996 and October 28, 1995. The fourth quarter of fiscal years 1996 and 1995 consist of 17 and 16 weeks, respectively. All other quarters consist of 12 weeks.





                                                First         Second         Third         Fourth
                                               Quarter        Quarter       Quarter        Quarter
                                            ------------   ------------   -----------   -------------
FISCAL YEAR ENDED NOVEMBER 2, 1996
Sales of services and license fees           $  98,025      $  96,940     $  104,981     $  182,127
Gross profit                                    21,346         21,306         22,741         39,544
Net income (loss) (1)                            2,379          2,006         (5,231)         4,129

Pro forma net income                             1,587          1,282          1,773          4,129
Pro forma net income per common share             0.18           0.15           0.18           0.40

FISCAL YEAR ENDED OCTOBER 28, 1995
Sales of services and license fees           $  84,029      $  89,034      $  91,291     $  135,309
Gross profit (2)                                18,319         20,712         20,065         30,941
Net income (2)                                   2,000          2,753          1,306          4,682

Pro forma net income                             1,389          1,913            907          3,253
Pro forma net income per common share             0.16           0.21           0.10           0.37



    (1) During the third quarter of fiscal 1996, the Company recorded a net income tax charge of $7,460 as a result of the Company's termination of its S corporation status.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    (2) During the second quarter of fiscal 1995, the Company recorded a decrease of $980 to costs of services due to the Company's settlement of all workers' compensation claims associated with policy years 1986 through 1991. During the third quarter of fiscal 1995, the Company recorded a $940 charge to selling and administrative expenses relating to the Company's postponed initial public offering. During the fourth quarter of fiscal 1995, the Company reduced costs of services by $1,200 by reducing its workers' compensation accruals for policy years 1992 through 1994 due to improvements in the overall historical loss development trends and decreases in the relative frequency and average severity of claims.

                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     SCHEDULE II
                                (AMOUNTS IN THOUSANDS)



                                                             ADDITIONS
                                            --------------------------------------------
                                              BALANCE AT     CHARGED TO      CHARGED TO                    BALANCE AT
                                              BEGINNING      COSTS AND         OTHER                         END OF
              DESCRIPTION                      OF YEAR        EXPENSES        ACCOUNTS     DEDUCTIONS         YEAR
              -----------                   -------------   ------------    ------------  ------------     ----------
Fiscal Year Ended October 29, 1994
   Allowance for doubtful accounts              $  545         $  693          $   0         $  415         $  823
   Reserve on notes receivable                     654             28              0             64            618
   Valuation allowance on deferred tax asset       363              0              0            110            253
Fiscal Year Ended October 28, 1995
   Allowance for doubtful accounts              $  823         $  767          $   0         $  767         $  823
   Reserve on notes receivable                     618             30              0             28            620
   Valuation allowance on deferred tax asset       253              0              0            130            123
Fiscal Year Ended November 2, 1996
   Allowance for doubtful accounts              $  823         $  466          $   0         $  520         $  769
   Reserve on notes receivable                     620              0              0            570             50
   Valuation allowance on deferred tax asset       123              0              0             50             73


                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  WESTERN STAFF SERVICES, INC.






                                  By: /s/ W. Robert Stover
                                      ----------------------------------------
                                      W. Robert Stover
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer

                                  POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Western Staff Services, Inc., a Delaware corporation, do hereby constitute and appoint Harvey L. Maslin and Paul A. Norberg, and each of them, the lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                              Date
---------                    -----                              ----

/s/ W. Robert Stover
--------------------   Chairman of the Board of Directors   January 31, 1997
W. Robert Stover    and Chief Executive Officer
                      (Principal Executive Officer)


/s/ Michael K. Phippen
--------------------     President, Chief Operating         January 31, 1997
Michael K. Phippen      Officer and Director


/s/ Harvey L. Maslin
--------------------    Vice Chairman of the Board          January 31, 1997
Harvey L. Maslin   of Directors, Chief Administrative
                        Officer and Director


/s/ Paul A. Norberg
--------------------    Executive Vice President,           January 31, 1997
Paul A. Norberg         Chief Financial Officer and
                        Director
                        (Principal Financial Officer)


/s/ Dirk A. Sodestrom
--------------------    Vice President and Controller       January 31, 1997
Dirk A. Sodestrom       (Principal Accounting Officer)


/s/ Gilbert L. Sheffield
--------------------    Director                            January 31, 1997
Gilbert L. Sheffield


--------------------    Director                            January   , 1997
Jack D. Samuelson                                                 ---

                                  INDEX TO EXHIBITS


EXHIBIT
NUMBER                  EXHIBIT TITLE                                     PAGE
-------                 -------------                                     ----

10.3.1 Amendment to the Employment Agreement between the Company and W. Robert Stover.

10.7     Western Staff Services, Inc. 1996 Stock Option/Stock Issuance
         Plan.

10.7.1   Form of Notice of Grant of Stock Option.

10.7.2   Form of Stock Option Agreement.

10.7.3   Form of Addendum to Stock Option Agreement (Involuntary
         Termination Following a Corporate Transaction).

10.7.4   Form of Notice of Grant of Automatic Stock Option.

10.7.5   Form of Automatic Stock Option Agreement.

10.7.6   Form of Stock Issuance Agreement.

10.8.2 Waiver and Second Amendment to Credit Agreement dated as of September 30, 1996.

10.11    Western Staff Services, Inc. 1996 Employee Stock
         Purchase Plan.

10.11.1  Stock Purchase Agreement.

10.11.2  Form of Enrollment/Change Form.

10.11.3  International Employee Stock Purchase Plan.

10.11.4  Stock Purchase Agreement.

10.11.5  Form of Enrollment/Change Form.

23.1 Consent of Price Waterhouse LLP, independent accountants.

27.1     Financial Data Schedule