Form 10-K/A
period 1996-11-02
WESTERN STAFF SERVICES INC
filed 1997-03-03
CIK 931911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                ---------------

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1996
    AMENDMENT NO. 1

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM                  TO

                            ------------------------

                         COMMISSION FILE NUMBER 0-27130
                            ------------------------

                          WESTERN STAFF SERVICES, INC.
             (Exact name of registrant as specified in its charter)
                            ------------------------

           DELAWARE                 94-1266151
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                  No.)

              301 LENNON LANE, WALNUT CREEK, CALIFORNIA 94598-2453 (Address of Principal Executive Offices, including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 428-5100
                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value per share
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of voting stock held by non affiliates of the Registrant, as of January 31, 1997 was approximately $24,769,883 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On January 31, 1997, approximately 10,338,116 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH ON THE COVER PAGE IMMEDIATELY FOLLOWING THE HEADING "DOCUMENTS INCORPORATED BY REFERENCE," TO READ IN FULL AS FOLLOWS:

    NOT APPLICABLE.

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE INFORMATION SET FORTH IN PART II ITEM 5 ENTITLED "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS" AND PART III IN ITS ENTIRETY, BY DELETING SAME IN THEIR ENTIRETY.

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS PART II, ITEM 5, TO READ IN FULL AS
FOLLOWS:

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock commenced trading on the Nasdaq National Market on April 30, 1996 under the symbol WSTF. The following table indicates the range of the high and low prices as reported by Nasdaq.

                                                              HIGH       LOW
                                                              -----     -----
FISCAL 1996
  Third Quarter ended July 6, 1996(1).......................  $18 1/8   $13
  Fourth Quarter ended November 2, 1996(1)..................  $15 3/4   $11
FISCAL 1997
  First Quarter ended January 25, 1997......................  $15 1/4   $ 9
  Second Quarter (through January 31, 1997).................  $10 1/4   $6 3/4

    On January 31, 1997, the closing price of the Common Stock on the Nasdaq National Market was $8.125 per share. As of January 31, 1997, there were 42 holders of record of Common Stock of the Company.

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

    THE UNDERSIGNED REGISTRANT HEREBY AMENDS PART III, TO READ IN FULL AS
FOLLOWS:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

    The following table sets forth certain information as of January 31, 1997 with respect to each person who is a director, executive officer or key employee of the Company.

NAME                                    AGE                                    POSITION
-----------------------------------  ---------  ----------------------------------------------------------------------
W. Robert Stover(1)(2)(3)..........         75  Chairman of the Board of Directors and Chief Executive Officer

Michael K. Phippen.................         44  President, Chief Operating Officer and Director

Harvey L. Maslin...................         57  Vice Chairman of the Board of Directors and Chief Administrative
                                                  Officer

Paul A. Norberg....................         56  Executive Vice President, Chief Financial Officer and Director

Robin A. Herman....................         45  Senior Vice President, General Counsel and Secretary

Michael W. Ehresman................         39  Vice President and Treasurer

Dirk A. Sodestrom..................         39  Vice President and Controller

Michael J. Nicholson...............         45  President, Western Medical Services Division

A. Terry Slocum....................         51  President, Franchise Division

Ronald C. Picco....................         48  Senior Vice President, Operations

Christopher J. Boyer...............         36  Director of MIS Services

Gilbert L. Sheffield(1)(2)(3)......         67  Director

Jack D. Samuelson(1)(2)(3).........         72  Director

------------------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

(3) Member of the Strategic Planning Committee of the Board of Directors.

    W. ROBERT STOVER founded the Company in 1948 and has been continuously involved in the management and long-term operation and planning of the Company since that time. The Company was incorporated in 1954, and since that time Mr. Stover has held the position of Chairman of the Board of Directors. From 1954 to 1985, Mr. Stover served as President of the Company. Since 1985, Mr. Stover has served as Chief Executive Officer.

    MICHAEL K. PHIPPEN joined the Company in October 1995 as an Executive Vice President. Mr. Phippen became President, Chief Operating Officer and a director of the Company in January 1996. Mr. Phippen directs the daily field operations of all light industrial, clerical and light technical offices in the United States, as well as the Company's planning, sales, franchise operations and marketing development. Mr. Phippen's affiliation with Western began in 1987 with the opening of his first franchise in Minneapolis. Under his leadership, the affiliate group, Merbco Inc., grew to encompass 14 offices. Western acquired the assets of Merbco Inc. in October 1995. From 1977 to 1987, Mr. Phippen served in various positions for Kelly Services, Inc., including as Branch Manager and Regional Manager.

    HARVEY L. MASLIN has been employed by the Company since 1967, initially as General Counsel. Mr. Maslin became Vice President in 1972, Senior Vice President in 1979 and President in 1985. He served as both President and Chief Operating Officer of the Company from 1991 to January 1996, when he was named Vice Chairman of the Board of Directors and Chief Administrative Officer. Mr. Maslin is an inactive member of the state bar associations of Arizona and California. Mr. Maslin is serving a three-year term on the Board of Directors of the National Association of Temporary Staffing Services ("NATSS").

    PAUL A. NORBERG has been employed by the Company since 1979, initially as Vice President and Chief Financial Officer, and was promoted in 1985 to Senior Vice President and in 1988 to Executive Vice President. Previously he had been employed by Liken Home Furnishings Division of Beatrice Foods Co., a manufacturer of window coverings, from 1973 to 1979 in the position of Controller and subsequently Vice President, Finance. He is a certified public accountant on inactive status.

    ROBIN A. HERMAN has been employed by the Company as a lawyer since February 1986 after leaving private practice. She was employed by the Company initially as Litigation Counsel and in January 1991 was elected to the position of Vice President and named Assistant General Counsel. In March 1992, she was promoted to General Counsel and elected to the additional position of Secretary. In May 1996, Ms. Herman was named Senior Vice President.

    MICHAEL W. EHRESMAN joined the Company in July 1992 as Director of Corporate Taxes. In October 1995, Mr. Ehresman assumed his current positions of Vice President and Treasurer. From 1988 to 1992, Mr. Ehresman was with Price Waterhouse LLP in San Francisco, California, most recently as a Senior Tax Manager. From 1982 to 1988, Mr. Ehresman was employed by KPMG Peat Marwick in Chicago, Illinois. He is a certified public accountant on inactive status.

    DIRK A. SODESTROM joined the Company in the position of Controller in February 1991. In December 1992, he was elected to the additional position of Vice President. Mr. Sodestrom was employed from 1980 to 1991 by Price Waterhouse LLP, most recently as a Senior Audit Manager. He is a certified public accountant on inactive status.

    MICHAEL J. NICHOLSON joined the Company in October 1989 as an Area Manager of the Western Medical Services Division when Western acquired Temp Resources, Inc., an independent temporary services business that Mr. Nicholson opened and operated as President/Owner since April 1987. He was promoted to East Coast Regional Manager of the Western Medical Services Division in April 1990, and became President of the Western Medical Services Division in November 1991. Prior to starting Temp Resources, Mr. Nicholson was Vice President of Operations for First Temporary Services of Worcester, Massachusetts.

    A. TERRY SLOCUM joined the Company in January 1980, after practicing law for 10 years in Oregon, Washington and California. Mr. Slocum serves as President of the Franchise Division, which consists of all franchise agent and licensed offices nationwide.

    RONALD C. PICCO joined the Company in September 1995 as Vice President, Office Development, and was named Senior Vice President, Operations in November 1996. Mr. Picco was employed by Interim Services Inc. from April 1992 to February 1995, most recently as Vice President, Branch Operations. From January 1991 to January 1992, Mr. Picco served as President of Alliance Hospital Services and from 1985 to 1991 he held various corporate and regional positions with Adia Services, Inc., a temporary staffing services company.

    CHRISTOPHER J. BOYER joined the Company in March 1995 as the Director of MIS Services. From October 1990 to March 1995, Mr. Boyer served as Director of Global Information Services for The ASK Group, a computer software company. Mr. Boyer previously served as Manager, Data Center Systems for

Combustion Engineering, a nuclear and fossil fuel plant engineering company for four years, and as the Manager of Information Systems at Skidmore, Owings & Merrill, an architecture firm. Mr. Boyer holds commendations from the United States Marine Corps for his efforts in automating the Rapid Deployment Force and the Maritime Pre-Placement System.

    GILBERT L. SHEFFIELD has been a director of the Company since March 1995. He has served in a number of capacities in the telecommunications industry, most recently as the President, Chief Executive Officer and a director of PacTel Communications Companies from 1987 to 1990. Mr. Sheffield began his career in 1953 with Pacific Telephone and Telegraph, where he was employed until 1969, when he was appointed the first Director of the California Department of Human Resources Development. In 1971, Mr. Sheffield returned to Pacific Telephone and Telegraph, from which he retired in 1984 as Executive Vice President of Operations. Following two years in the real estate investment business, he returned to Pacific Telesis in 1986 as Executive Vice President and Chief Operating Officer of PacTel Corporation. Mr. Sheffield is now retired.

    JACK D. SAMUELSON has been a director of the Company since March 1995. Mr. Samuelson co-founded Samuelson Brothers in 1957 to engage in general construction and commercial real estate development. Mr. Samuelson has been its President and Chairman of the Board from incorporation to the present. Samuelson Brothers sold its construction business in 1979 and since then has continued to develop industrial and commercial real estate, with headquarters in Los Angeles and partnerships in a number of cities.

    The Company's Board of Directors is divided into three classes, designated Class I, Class II and Class III, with each class having a three-year term. Following the Offering, two directors were designated to serve in Class I, two directors to serve in Class II and two directors to serve in Class III. The initial directors in each class will hold office for terms of one year, two years and three years, respectively. Thereafter each class will serve a three-year term. Messrs. Samuelson and Sheffield, the two independent directors, serve as Class I directors, Messrs. Phippen and Norberg serve as the Class II directors and Messrs. Stover and Maslin serve as the Class III directors. Executive officers serve at the discretion of the Board.

DIRECTOR COMPENSATION

    Non-employee Board members will receive an annual fee of $6,000 for service on the Board and a fee of $1,000 for each meeting attended. Non-employee Board members will also be reimbursed for their reasonable expenses incurred in connection with attending Board meetings. In addition, the non-employee Board members are eligible to receive periodic option grants under the Automatic Option Grant Program in effect under the Company's 1996 Stock Option/Stock Issuance Plan. Accordingly, Messrs. Sheffield and Samuelson, the two individuals serving as non-employee Board members at the time of the Offering, each received an option grant for 1,000 shares with an exercise price per share equal to the $14.00 per share price at which the common stock was sold in the Offering. Each individual who subsequently joins the Board as a non-employee director will receive at that time an option grant for 1,000 shares with an exercise price equal to the fair market value of the shares on the grant date, provided such individual has not previously been in the Company's employ. In addition, at each annual stockholders meeting, beginning with the 1997 Annual Meeting, each individual who is continue to serve as a non-employee Board member will receive an option grant for 1,000 shares with an exercise price equal to the fair market value of the option shares on the grant date, provided such individual has served as a Board member for at least six months.

    Each automatic option grant will have a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. The option will become exercisable for all the option shares upon the optionee's completion of one year of Board service measured from the grant date. However, the option will become immediately exercisable for all the option shares should the optionee cease Board service by reason of death or disability or should the Company be acquired by merger or asset sale during the period of the optionee's service on the Board.

    In addition to their April 1996 automatic option grants, Messrs. Sheffield and Samuelson were each granted special options on November 1, 1996 to purchase 1,500 shares at $14.25 per share, the closing selling price of the Company's common stock on that date. Each of these options has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. The option will become exercisable for all the option shares upon the optionee's completion of one year of Board service measured from the grant date. However, the option will become immediately exercisable for all the option shares should the optionee cease Board service by reason of death or disability or should the Company be acquired by merger or asset sale during the period of the optionee's service on the Board.

INDEMNIFICATION AND LIMITATION OF LIABILITY

    The Company's Certificate of Incorporation provides that its directors will not be liable to the Company or its stockholders for monetary damages for breaches of fiduciary duty to the fullest extent permitted by Delaware law. This provision is intended to allow the Company's directors the benefit of Delaware General Corporation Law which provides that directors of Delaware corporations may be relieved of monetary liability for breaches of their fiduciary duty of care except under certain circumstances, including breach of the duty of loyalty, acts or omission not in good faith or involving intentional misconduct or knowing violation of law, or any transaction from which the director derived an improper personal benefit.

    The Company has entered into separate indemnification agreements with each of the directors, executive officers and key employees whereby the Company agrees, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, executive officers or key employees, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. There is no pending litigation or proceeding involving a director, officer, or key employee of the Company as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, or key employee.

AUDIT COMMITTEE

    The Board of Directors established an Audit Committee in March 1995. The Audit Committee is currently composed of Messrs. Stover, Sheffield and Samuelson. Mr. Samuelson is its Chairman. The Audit Committee's duties include reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of the Company, reviewing with the Company's independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distributed by the Company.

COMPENSATION COMMITTEE

    The Board of Directors established a Compensation Committee in March 1995. The Compensation Committee is currently composed of Messrs. Stover, Sheffield and Samuelson. Mr. Sheffield is its Chairman. The Compensation Committee has the exclusive authority to administer the Company's 1996 Stock Option/Stock Issuance Plan, the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan. The Compensation Committee's duties include recommending compensation levels of senior management and working with senior management on benefit and compensation programs for Company employees, including matters related to participation in profit sharing, bonus plans and stock option plans and preparing reports to the extent necessary to comply with applicable disclosure requirements established by the Securities and Exchange Commission or other regulatory bodies.

STRATEGIC PLANNING COMMITTEE

    The Board of Directors established a Strategic Planning Committee in March 1995. The Strategic Planning Committee currently consists of three directors, W. Robert Stover, Gilbert L. Sheffield and Jack D. Samuelson. Mr. Stover is its Chairman. The Committee is responsible for evaluating the Company's business plans and future business including, but not limited to, the evaluation of potential acquisitions and new business opportunities.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

    W. Robert Stover, Chairman of the Board and Chief Executive Officer, belatedly filed Forms 3 and 4 on June 10, 1996. Mr. Stover also belatedly filed a Form 4 on November 27, 1996 with respect to a gift of shares made on September 25, 1996. Certain other reporting person belatedly filed the required Forms 4. Michael K. Phippen, President, Chief Operating Officer and Director of the Company, Harvey L. Maslin, Vice Chairman of the Board of Directors and Chief Administrative Officer of the Company, Paul A. Norberg, Executive Vice President, Chief Financial Officer and Director of the Company, Michael J. Nicholson, President, Western Medical Services Division, A. Terry Slocum, President, Franchise Division, Gilbert L. Sheffield and Jack D. Samuelson, Director of the Company belatedly filed Forms 4 in connection with open market purchases. These Forms 4 were subsequently filed on June 8, 1996, except for Mr. Samuelson's, whose Form 4 was filed on July 9, 1996. Mr. Samuelson also belatedly filed Forms 4 in connection with options granted to him on April 30, 1996 and November 1, 1996. These Forms 4 were subsequently filed on July 9, 1996 and December 30, 1996, respectively. Mr. Sheffield also belatedly filed Forms 4 for options granted to him on April 30, 1996 and November 1, 1996. These Forms 4 were filed on June 8, 1996 and January 9, 1997, respectively. Certain other reporting persons also belatedly filed Forms 4 in connection with options granted to them on April 30, 1996. Messrs. Phippen, Maslin, Norberg, Nicholson and Slocum filed these Forms 4 on June 8, 1996. In addition, these Forms 4 were filed on June 8, 1996 by Robin A. Human, Senior Vice President, General Counsel and Secretary, Michael W. Ehresman, Vice President and Treasurer, Dirk A. Sodestrom, Vice President and Controller, Ronald C. Picco, Senior Vice President, Operations and Christopher J. Boyer, Director of MIS Services.

    Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all other executive officers, directors and greater than 10% stockholders complied with all other filing requirements applicable to them with respect to transactions during fiscal year 1996.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation earned, by the Company's Chief Executive Officer and the four other highest-paid executive officers whose salary and bonus for fiscal 1996 was in excess of $100,000, for services rendered in all capacities to the Company and its subsidiaries for each of the last two fiscal years.(1) No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 1996 has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the table will be collectively referred to as the "Named Officers."

                              ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION               YEAR      SALARY          BONUS   OPTIONS(#)
----------------------------------------  -----  -------------     -------  -----------
W. Robert Stover .......................   1996        244,616       --        --
  Chairman of the Board of Directors       1995        215,000       --        --
  and Chief Executive Officer

Michael K. Phippen .....................   1996        177,826      37,527    100,000
  President, Chief Operating Officer       1995          6,731(2)    --        --
  and Director

Harvey L. Maslin .......................   1996        189,423      46,909     60,000
  Vice Chairman of the Board of            1995        185,000      35,410     --
  Directors
  and Chief Administrative Officer

Paul A. Norberg ........................   1996        180,000      28,145     60,000
  Executive Vice President, Chief          1995        180,000      32,910     --
  Financial Officer and Director

Michael J. Nicholson ...................   1996        109,519      36,166      7,500
  President, Western Medical Services      1995         85,000      52,266     --
  Division

------------------------

(1) Long-term compensation and all other compensation figures have not been included in the table because such information is not applicable.

(2) Mr. Phippen joined the Company in October 1995. The salary reported above represents annual compensation earned by Mr. Phippen for the fiscal year ended October 28, 1995.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information with respect to the stock option grants made during fiscal 1996 under the Company's 1996 Stock Option/Stock Issuance Plan to the Named Officers. No stock appreciation rights were granted to the Named Officers during such fiscal year.

                              INDIVIDUAL GRANTS IN FISCAL 1996                                  POTENTIAL REALIZABLE
--------------------------------------------------------------------------------------------      VALUE AT ASSUMED
                                       NUMBER OF    PERCENTAGE OF                              ANNUAL RATES OF STOCK
                                      SECURITIES    TOTAL OPTIONS                                PRICE APPRECIATION
                                      UNDERLYING     GRANTED TO      EXERCISE                     FOR OPTION TERM
                                        OPTIONS     EMPLOYEES IN     PRICE PER   EXPIRATION   ------------------------
NAME                                  GRANTED(1)     FISCAL 1996     SHARE(2)       DATE        5%(3)        10%(3)
------------------------------------  -----------  ---------------  -----------  -----------  ----------  ------------
W. Robert Stover....................      --             --             --           --           --           --
Michael K. Phippen..................     100,000          23.3%      $   14.00     4/29/2006  $  880,148  $  2,230,291
Harvey L. Maslin....................      60,000          14.0%      $   14.00     4/29/2006  $  528,089  $  1,338,175
Paul A. Norberg.....................      60,000          14.0%      $   14.00     4/29/2006  $  528,089  $  1,338,175
Michael J. Nicholson................       7,500           1.7%      $   14.00     4/29/2006  $   66,011  $    167,272

------------------------

(1) The options were granted on April 30, 1996 and have a maximum term of 10 years measured from the grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. Each option will become exercisable for 25% of the option shares upon the completion of one year of service measured from the grant date and will become exercisable for the remaining shares in equal monthly installments over the next 36 months of service thereafter. However, the option will immediately become exercisable for all of the option shares in the event the Company is acquired by a merger or asset sale, unless the options are assumed by the acquiring entity.

(2) The exercise price may be paid in cash, in shares of the Company's common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving the same day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise.

(3) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Company's common stock appreciates over the option term, no value will be realized from the option grants made to the Named Officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END VALUES

    The table below sets forth information with respect to the Named Officers concerning their exercise of options during fiscal 1996 and the unexercised options held by them as of the end of such fiscal year. No stock appreciation rights were exercised during such fiscal year, and no stock appreciation rights were outstanding at the end of such fiscal year.

                                                                NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED       "IN-THE-MONEY" OPTIONS
                                                                 OPTIONS AT FISCAL              AT FISCAL YEAR
                                                                    YEAR END(#)                  END($)(1)(2)
                                                            ----------------------------  --------------------------
NAME                                                         EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------  -------------  -------------  -----------  -------------
W. Robert Stover..........................................       --             --            --            --
Michael K. Phippen........................................       --             100,000       --        $    25,000
Harvey L. Maslin..........................................        3,084          60,000    $  14,341    $    15,000
Paul A. Norberg...........................................        3,084          60,000    $  14,341    $    15,000
Michael J. Nicholson......................................       --               7,500       --        $     1,875

------------------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option.

(2) Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at November 2, 1996 (based on the closing price of $14.25 for the Company's Common Stock on the Nasdaq National Stock Market for November 1, 1996, the trading day immediately preceding the end of fiscal 1996) and the exercise price of the options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN
  CONTROL AGREEMENTS

    The Company entered into an employment agreement with W. Robert Stover on September 29, 1994 which provides his continuing employment until he chooses to retire or until his death. In addition to base annual compensation of $250,000 for fiscal 1996, subject to adjustment with the mutual agreement of the parties, the agreement provides that Mr. Stover may be paid bonuses based on the Company's economic circumstances and his extraordinary efforts and contributions. The agreement was amended as of November 2, 1996 to eliminate the death benefits otherwise payable to Mr. Stover's widow or estate upon his death during the employment term and to maintain Mr. Stover's base salary at $250,000 for fiscal 1997.

    The Company does not have employment agreements with any other Named Officers, and their employment with the Company may be terminated at any time at the discretion of the Board of Directors. However, the Compensation Committee of the Board of Directors has authority as Plan Administrator of the 1996 Stock Option Plan/Stock Issuance to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following:
(i) an acquisition of the Company by merger or asset sale, or (ii) a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors established a Compensation Committee in March 1995. The Compensation Committee currently consists of Messrs. Stover, Sheffield and Samuelson. Except for Mr. Stover, no member of such Committee was at any time during fiscal 1996 or at any other time an officer or employee of the Company.

    No executive officer of the Company served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

    For a description of transactions between the Company and members of the Compensation Committee or their affiliates, see the "Certain Transactions" section.

                          WESTERN STAFF SERVICES, INC.
                             COMPENSATION COMMITTEE
                                     OF THE
                               BOARD OF DIRECTORS
                         EXECUTIVE COMPENSATION REPORT

    The Compensation Committee was formed on March 9, 1995 in anticipation of the Company's initial public offering. It consists of three Board members, namely, W. Robert Stover, Gilbert L. Sheffield and Jack D. Samuelson. Mr. Stover is Chairman of the Board of Directors and Chief Executive Officer. Messrs. Sheffield and Samuelson are not officers or employees of the Company. Mr. Sheffield is presently the Chairman of the Compensation Committee.

    It is the duty of the Compensation Committee to review and establish the compensation of executive officers of the Company, including base salary, participation in profit sharing, bonus and other cash incentive plans, subject to ratification by the Board. During fiscal 1996, the Compensation Committee also had the exclusive authority to administer the Company's 1996 Stock Option/Stock Issuance Plan under which grants may be made to such officers.

    In October 1996, the Compensation Committee engaged Strategic Compensation Associates ("SCA") to make a comprehensive review and competitive assessment of existing executive compensation packages in total and by component, including salary, annual bonus, stock options and major benefits. SCA made specific recommendations to the Compensation Committee pertaining to each of these topics.

                          GENERAL COMPENSATION POLICY

    The fundamental policy of the Compensation Committee in compensation matters is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance and their contribution to the financial success of the Company. To achieve this policy, a substantial portion of each executive officer's total annual compensation is made contingent upon the achievement of designated financial and performance goals. Accordingly, each executive officer's compensation package is comprised of three elements:
(i) base salary which is designed primarily to be competitive with base salary levels in effect both at companies within the temporary staffing industry which are of comparable size to the Company and at companies outside of such industry with which the Company competes for executive talent, (ii) annual bonuses payable in cash and tied to the Company's attainment of financial milestones based on criteria established by the Compensation Committee, and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders. As an employee's level of responsibility and accountability within the Company increases over time, a greater portion of his or her total compensation is intended to be dependent upon the Company's performance, and stock price appreciation rather than upon base salary.

    FACTORS. The principal factors considered by the Compensation Committee in establishing the components of each executive officer's compensation package for fiscal 1996 are summarized below. However, the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

    * BASE SALARY. The base salary for each executive officer is determined on the basis of internal comparability considerations and the base salary levels in effect for comparable positions at the Company's principal competitors, both within and outside the temporary staffing industry. The base salary level for executive officers is generally at a level determined for such individuals on the basis of the external salary data of temporary staffing service companies within the same geographic area and with small to medium market capitalization. This group of companies is less inclusive than the temporary staffing index in the performance graph included in this proxy statement for purposes of comparing the stock price performance of the Company's common stock. However, the Company believes this smaller group of companies gives a more accurate indication of the market for executive services in which the Company competes. Salaries are reviewed on an annual basis, and adjustments to each executive officer's base salary are based upon individual performance and salary increases paid by the Company's competitors.

    * ANNUAL INCENTIVE COMPENSATION. An annual bonus may be earned by selected executive officers except the Chief Executive Officer based upon their participating interest in a bonus pool tied to Company performance. Each officer's participating interest is determined by the Compensation Committee at the start of the fiscal year and may vary from year to year. The bonus pool for fiscal 1996 was set at ten percent (10%) of the increase in net income of fiscal 1996 over fiscal 1995. For such purpose, net income was defined as the Company's consolidated income before taxes less a provision for income taxes equal to thirty-nine percent (39%) of pre-tax income. The Chief Executive Officer's bonus, if any, is at the discretion of the Compensation Committee and the Board. For fiscal 1996, no specific personal performance goals were established for the executive officers as a condition to their participation in the bonus pool; however, no bonus payout was to be made to any officer unless his or her performance for the fiscal year was considered to be at a satisfactory level. Accordingly, the Compensation Committee reviewed the performance of the Chief Executive Officer, and the Chief Executive Officer reviewed the performances of the other senior executive officers, namely, the President and Chief Operating Officer, the Vice Chairman of the Board and Chief Administrative Officer, and the Executive Vice President and Chief Financial Officer, and made his recommendations to the Compensation Committee. The Compensation Committee has delegated to those senior executive officers the authority to review the performances of the other officers and key employees who report to them directly. For fiscal 1996, the executive bonuses ranged from 13.52% to 24.82% of total compensation.

    For each subsequent fiscal year, the Compensation Committee will determine whether or not to continue or modify the executive bonus program for that year and, specifically, will designate the executive officers eligible to participate in the program, specify what percentage of the bonus pool each of the participants may earn, and determine the eligibility criteria for participation.

    * LONG-TERM INCENTIVE COMPENSATION. Option grants are intended to align the interests of each executive officer with those of the Company's stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Compensation Committee determines the size of the option grant according to each executive's position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, comparable awards made to individuals in similar positions within the industry, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals at the Compensation Committee's discretion.

    Each option grant allows the officer to acquire shares of the Company's common stock at a fixed price per share (the market price on the date preceding the grant date) over a specified period of time (up to 10 years). The options generally vest in equal installments over a four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company for one or more years during which the option vests, and then only if the market price of the underlying shares appreciates over the option term.

    TAX LIMITATION. As a result of federal tax legislation enacted in 1993, a publicly-held company such as Western Staff Services, Inc. will not be allowed a federal income tax deduction for compensation paid to the executive officers named in the Summary Compensation Table, to the extent that compensation exceeds $1 million per officer. The compensation paid to the Company's executive officers for fiscal 1996 did not exceed the one $1 million dollar limit per officer, nor is the compensation to be paid to the Company's executive officers for fiscal 1997 expected to reach that level. Because it is very unlikely that the compensation payable to any of the Company's executive officers in the foreseeable future will approach the one $1 million dollar limitation, the Compensation Committee has decided not to take any action at this time to limit or restructure the elements of compensation payable to the Company's executive officers. The Committee will reconsider this decision should the individual compensation of any executive officer ever approach the one $1 million dollar level.

                  COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    In setting the compensation payable to the Company's Chief Executive Officer, Mr. Stover, the Compensation Committee has sought to establish a competitive rate of base salary, realizing that a significant percentage of his overall compensation package is directly tied to Company performance and stock price appreciation because of his position as a principal Shareholder.

    Mr. Stover's base salary is established through an evaluation of salaries paid to similarly situated chief executive officers both at companies in the industry which are of comparable size to the Company and at companies in other industries with which the Company competes for executive personnel. In setting Mr. Stover's base salary, it is the intent of the Compensation Committee to provide him with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by Company performance factors. In fiscal 1996, the Compensation Committee conducted its annual review of Mr. Stover's base salary level and increased his base salary from $215,000 to $250,000 for fiscal 1996.

    On the basis of the Company's economic circumstances, the Compensation Committee did not award a cash bonus to Mr. Stover for fiscal 1996, despite his efforts and contributions in the successful completion of the Offering and otherwise throughout fiscal 1996. The Committee granted no option shares to Mr. Stover during fiscal 1996 since he is a principal shareholder of the Company.

                                          Compensation Committee
                                          Gilbert L. Sheffield, Chairman of
                                          Compensation Committee

                                          Jack D. Samuelson
                                          Member of Compensation Committee

                                          W. Robert Stover
                                          Member of Compensation Committee

                        COMPARISON OF STOCKHOLDER RETURN

    The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company's Common Stock with the cumulative total returns of the Standard and Poor's 500 Index and peer issuers in the temporary staffing industry.(1) The graph covers the period from April 30, 1996, the date of the Company's Offering, through the fiscal year ended November 2, 1996.

    The graph assumes that $100 was invested on April 30, 1996 in the Company's Common Stock and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
          WESTERN STAFF SERVICES, S & P 500 INDEX AND PEER GROUP INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

               WESTERN STAFF
                 SERVICES          S&P 500    PEER GROUP
4/30/96                      100        100           100
11/1/96                    89.76     107.58         88.39

    The Company's stock was first traded publicly on April 30, 1996. The graph depicts cumulative returns calculated on an annual basis on $100 invested in Western stock, the S&P 500 Index and Peer Group Index comparing Kelly Services Inc., Interim Services Inc., Manpower Inc., Olsten Corporation and Personnel Group of America Inc.

------------------------

Notes

(1) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OF BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 1, 1997 for (i) all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director and nominee of the Company, (iii) the Company's Chief Executive Officer and the four other most highly paid executive officers as of the fiscal year ended November 2, 1996, and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

NAME                                                                                    NUMBER OF SHARES    PERCENT
--------------------------------------------------------------------------------------  -----------------  ---------
W. Robert Stover(1)...................................................................       5,873,718         56.8%
Joan C. Stover(1).....................................................................       5,873,718         56.8%
Amy J. Stover(2)......................................................................         474,288          4.6%
Stephen R. Stover(3)..................................................................         473,268          4.6%
Susan J. Stover(4)....................................................................         473,269          4.6%
Michael K. Phippen....................................................................          13,750         *
Harvey L. Maslin(5)...................................................................           5,834         *
Paul A. Norberg(6)....................................................................           5,705         *
Michael J. Nicholson..................................................................             500         *
Jack D. Samuelson.....................................................................           6,000         *
Gilbert L. Sheffield..................................................................           2,000         *
All executive officers and directors as a group (13 persons)(7).......................       5,910,485         57.2%

------------------------

*   Less than one percent

(1) Includes 5,873,718 shares of Common Stock held by the W. Robert Stover and Joan C. Stover as Co-Trustees of the Stover Revocable Trust dated 11/16/88, as amended, the beneficial ownership of which may be attributable to each of Mr. Stover and Mrs. Stover. Does not include 60,000 shares of Common Stock owned by the Stover Foundation (the "Old Foundation") and 25,433 shares of Common Stock owned by the Stover Foundation, a California nonprofit religious corporation (the "New Foundation") as to which Mr. Stover has shared voting power. Does not include 749,160 shares of Common Stock contributed to the Stover Charitable Lead Annuity Trust as to which Mr. Stover has no voting power.

(2) Includes 90,979 shares of Common Stock held by the Amy J. Stover Trust dated 11/16/88, the beneficial ownership of which may be attributable to Ms. Amy
    J. Stover Newton. Includes 1,020 shares of Common Stock held by the Newton Family Trust dated 11/12/96, as amended, the beneficial ownership of which may be attributable to Ms. Amy J. Stover Newton.

(3) Includes 90,979 shares of Common Stock held by the Stephen R. Stover Trust dated 11/16/88, the beneficial ownership of which may be attributable to Mr. Stephen Stover.

(4) Includes 90,979 shares of Common Stock held by the Susan J. Stover Trust dated 11/16/88, the beneficial ownership of which may be attributable to Ms. Susan Stover.

(5) Includes options to purchase 3,084 shares of Common Stock held by Mr. Maslin, which are immediately exercisable.

(6) Includes options to purchase 3,084 shares of Common Stock held by Mr. Norberg, which are immediately exercisable.

(7) Includes options to purchase 6,168 shares of Common Stock held by all executive officers and directors, which are immediately exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    CONTRIBUTION OF MINORITY INTERESTS IN SUBSIDIARIES AND NORWEGIAN
BRANCH. Prior to the Offering, Mr. Stover owned minority interests in certain of the Company's foreign subsidiaries and in the Company's principal domestic subsidiary, Western Staff Services (USA), Inc. In addition, in 1989, Kontorservice, Inc., a corporation controlled by Mr. Stover, acquired a group of Norwegian temporary services businesses (collectively, the "Norwegian Branch") for approximately $2.8 million. After the acquisition, Mr. Stover invested approximately $800,000 to fund the ongoing operations of the Norwegian Branch. Upon consummation of the Offering, Mr. Stover contributed all of the shares of capital stock owned by him in the Company's foreign and domestic subsidiaries as well as the capital stock of the Norwegian Branch to the Company in return for 202,857 shares of Common Stock of the Company valued at approximately $2.8 million. The $2.8 million value was determined based upon the results of an independent appraisal commissioned by the Company. The Company believes that this valuation reflected a valuation that was no less favorable to the Company than would otherwise have been received in a similar transaction with an unaffiliated third party.

    SALE OF WESTERN VIDEO IMAGES. During the fourth fiscal quarter of 1994, the Company sold the common stock of, and certain intercompany receivables due from, Western Video Images ("WVI"), a majority-owned subsidiary of the Company, to Mr. Stover, the principal stockholder of the Company, for an aggregate purchase price of $3.0 million. The $3.0 million purchase price reflected the valuation of WVI determined through an independent appraisal commissioned by the Company. The Company believes that this valuation reflected a valuation that was no less favorable to the Company than would otherwise have been received in a similar transaction with an unaffiliated third party. WVI provides video post-production services including digital visual effects and graphic production operations and is in an industry unrelated to the Company's principal business. Furthermore, WVI has historically operated independent of the Company, and there are no significant shared costs.

    The Company has previously provided services to WVI for a management fee based upon the gross sales of WVI. Management fees charged to WVI for fiscal 1996, fiscal 1995 and fiscal 1994 were $197,000, $226,000 and $211,000, respectively. The Company and WVI have renegotiated a management services contract under which the Company will continue to provide accounting, legal, administrative and management support and services to WVI for a fee based upon the gross sales of WVI. The fee will be paid monthly in arrears for actual services rendered. The Company believes that the terms of the new management services contract are commercially reasonable. WVI will arrange separate financing for itself as required by its operations and will not receive any future financing from the Company.

    In addition, the Company is the lessee of the principal facilities in which WVI operates. WVI is charged for all costs of the lease for these facilities. The Company will remain the lessee and has subleased the facilities to WVI until October 31, 2000, the termination date of the lease obligation. The Company has entered into an arrangement with WVI, whereby WVI will indemnify the Company against any and all liability arising out of the Company's continuing obligations under the lease.

    As of November 2, 1996, the Company guaranteed approximately $1.9 million worth of WVI's debt. As of December 1996, the Company no longer guarantees WVI's debt.

    OTHER TRANSACTIONS WITH AFFILIATES. Between November 1990 and December 1995, the Company made distributions to its stockholders totaling approximately $14.7 million. As required by the Company's covenants under its credit agreements, stockholders are required to loan back to the Company any distributions received in excess of their actual tax liabilities. Such sums were loaned back to the Company in the form of promissory notes due on demand. Between December 7, 1992 and October 28, 1995, the following loans by stockholders were made to the Company: W. Robert Stover loaned the Company an aggregate of approximately $1.3 million; Stephen R. Stover loaned the Company an aggregate of approximately $212,114; Susan J. Stover loaned the Company an aggregate of approximately $477,159; and Amy J. Stover loaned the Company an aggregate of approximately $229,747. All such loans were made on commercially reasonable terms, bore variable interest rates equal to the lowest short-term rate charged the Company by Bank of America NT & SA, adjusted on the first day of each fiscal quarter, and, pursuant to an amendment and a waiver to the credit agreement, all were fully repaid as of October 28, 1995. There were no such loans from the Stockholders to the Company in fiscal 1996, and there are none presently.

    On the date of the closing of the Offering, the Company and all of its current stockholders entered into a Tax Indemnification Agreement relating to their respective income tax liabilities. Because the Company became fully subject to corporate income taxation after the termination of the Company's S corporation status ("Effective Termination Date"), the reallocation of income and deductions between the period during which the Company was treated as an S corporation and the period during which the Company became subject to corporate income taxation may increase the taxable income of one party while decreasing that of another party. The Tax Indemnification Agreement was intended to assure that taxes would be borne by the Company on the one hand and by the current stockholders on the other, only to the extent that such parties were treated as receiving the related income for income tax purposes. Subject to certain limitations, the Tax Indemnification Agreement generally provides that the current stockholders will be indemnified by the Company with respect to federal and state income taxes shifted from a Company taxable year subsequent to the Effective Termination Date to a taxable year in which the Company was an S corporation, and the Company will be indemnified by the current stockholders with respect to federal and state income taxes shifted from an S corporation taxable year to a Company taxable year subsequent to the Effective Termination Date. The Tax Indemnification Agreement also provides that the current stockholders will pay or reimburse the Company for any and all taxes of the Company which was formerly taxed as an S corporation for any period ending on or prior to the Effective Termination Date (other than certain taxes reflected in the Company's fiscal 1995 Consolidated Financial Statements). In addition, the Tax Indemnification Agreement provides that the amount of the S corporation distribution to current stockholders will not exceed $5.0 million. Any payment made by the Company to the current stockholders pursuant to the Tax Indemnification Agreement may be considered by the Internal Revenue Service or state taxing authorities to be non-deductible by the Company for income tax purposes.

    In April 1996, prior to the Offering, the Company executed a Promissory Note in the principal amount of $3,888,393 payable to the Stover Revocable Trust dated 11/16/88, as amended. The Company likewise executed Promissory Notes payable to Stephen R. Stover, Susan J. Stover and Amy J. Stover in the principal amounts of $317,857 each and Promissory Notes payable to the Stephen R. Stover Irrevocable Trust dated 11/16/88, the Susan J. Stover Irrevocable Trust dated 11/16/88 and the Amy J. Stover Irrevocable Trust dated 11/16/88 in the principal amounts of $52,679 each. The principal amounts of these non-interest bearing notes were calculated based on the $5.0 million limitation of the S corporation distribution to current stockholders. The repayment schedules under these notes include four consecutive quarterly installments equal to one-quarter of the principal amounts on July 15, 1996, October 15, 1996, January 15, 1997 and April 15, 1997. The Company has paid to date in aggregate a total of $3.75 million under these notes, and it intends to pay the final installments of $1.25 million in the aggregate on or before April 15, 1997.

    During October 1995, the Company purchased the operations of one of its franchise agents, Michael K. Phippen, now President and Chief Operating Officer of the Company, for a total price of $5.9 million. The Company paid $1.5 million in cash and agreed to make installment payments for the balance at an interest rate of 6.50%. An additional $1.5 million was paid in fiscal 1996 and three additional installments will be paid in fiscal 1997, fiscal 1998 and fiscal 1999 in the amounts of $973,000, $973,000 and $972,000, respectively.

    Any future transactions between the Company and its officers, directors, and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by a majority of the Company's outside directors or will be consistent with policies approved by such outside directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 1997             WESTERN STAFF SERVICES, INC.

                                BY:                      *
                                     -----------------------------------------
                                                  W. Robert Stover
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
              *                   Directors and Chief
------------------------------    Executive Officer            March 3, 1997
       W. Robert Stover           (Principal Executive
                                  Officer)

              *
------------------------------  President, Chief Operating     March 3, 1997
      Michael K. Phippen          Officer and Director

                                Vice Chairman of the Board
              *                   of Directors Chief
------------------------------    Administrative Officer       March 3, 1997
       Harvey L. Maslin           and Director

                                Executive Vice President,
              *                   Chief Financial Officer
------------------------------    and Director (Principal      March 3, 1997
       Paul A. Norberg            Financial Officer)

              *                 Vice President and
------------------------------    Controller (Principal        March 3, 1997
      Dirk A. Sodestrom           Accounting Officer)

              *
------------------------------  Director                       March 3, 1997
     Gilbert L. Sheffield

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

------------------------------  Director                          , 1997
      Jack D. Samuelson

*By:  -------------------------
          HARVEY L. MASLIN,
          ATTORNEY-IN-FACT

*By:
      -------------------------
          PAUL A. NORBERG,
          ATTORNEY-IN-FACT

                               INDEX TO EXHIBITS

                                                                                                             SEQUENTIALLY
EXHIBIT NO.                                          DESCRIPTION                                            NUMBERED PAGES
-----------  --------------------------------------------------------------------------------------------  -----------------
      24.1   Consent of Price Waterhouse LLP, Independent Accountants.