Form 10-Q
period 1997-01-25
WESTERN STAFF SERVICES INC
filed 1997-03-11
CIK 931911

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                      FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934.

                   For the quarterly period ended JANUARY 25, 1997

                            Commission file number 0-24990


                             WESTERN STAFF SERVICES, INC.
                (Exact name of registrant as specified in its charter)

           DELAWARE                                           94-1266151
  (State or other jurisdiction                             (I.R.S. employer
of incorporation or organization)                        identification number)


                                   301 LENNON LANE
                         WALNUT CREEK, CALIFORNIA  94598-2453
                                   (510)  930-5300
                 (Address, including zip code, and telephone number,
          including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                       OUTSTANDING AT MARCH 11, 1997
            -------------                   -----------------------------

     Common Stock, $.01 par value                 10,250,698 shares

                    WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                        INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
               January 25, 1997 and November 2, 1996                         3

            Condensed Consolidated Statements of Operations -
               12 weeks ended January 25, 1997 and January 20, 1996          4

            Condensed Consolidated Statements of Cash Flows -
               12 weeks ended January 25, 1997 and January 20, 1996          5

            Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               14

Item 3.  Defaults upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                              JANUARY 25,    NOVEMBER 2,
                                                                                  1997           1996
                                                                             ------------   ------------
                                                                              (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                  $      6,703   $      2,849
  Trade accounts receivable, less allowance for doubtful
   accounts of $777 and $769                                                       69,763         74,721
  Due from licensees                                                                3,403          3,565
  Deferred income taxes                                                             1,916          1,918
  Other current assets                                                              3,900          4,075
                                                                             ------------   ------------
   Total current assets                                                            85,685         87,128

Property, plant and equipment, net                                                 18,963         18,854
Intangible assets, net of accumulated amortization of $5,763 and $5,537            14,528         13,437
Other assets                                                                        1,511          1,361
                                                                             ------------   ------------
                                                                             $    120,687   $    120,780
                                                                             ------------   ------------
                                                                             ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                      $     12,700   $      8,800
  Current portion of loans payable                                                  1,408          1,420
  Current portion of note payable to related party                                    973            973
  Accounts payable and accrued expenses                                            37,083         38,434
  Income taxes payable                                                              1,571          3,019
  Distributions payable to stockholders                                             1,250          2,500
                                                                             ------------   ------------
   Total current liabilities                                                       54,985         55,146

Loans payable                                                                         661          1,658
Note payable to related party                                                       1,945          1,945
Deferred income taxes                                                               3,847          3,847
Other long-term liabilities                                                         9,003          8,932
                                                                             ------------   ------------
   Total liabilities                                                               70,441         71,528
                                                                             ------------   ------------


Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
  Common stock, $.01 par value; authorized: 25,000 shares;
   issued and outstanding: 10,338 shares                                              103            103
  Additional paid-in-capital                                                       29,068         29,068
  Retained earnings                                                                20,665         19,527
  Cumulative currency translation                                                     410            554
                                                                             ------------   ------------
   Total stockholders' equity                                                      50,246         49,252
                                                                             ------------   ------------
                                                                             $    120,687   $    120,780
                                                                             ------------   ------------
                                                                             ------------   ------------




        See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                      12 WEEKS ENDED
                                                --------------------------
                                                JANUARY 25,    JANUARY 20,
                                                    1997           1996
                                                -----------    -----------

Sales of services                               $   118,646    $    97,134
License fees                                            319            891
                                                -----------    -----------

Total sales of services and license fees            118,965         98,025
                                                -----------    -----------

Costs of services                                    94,751         76,679
Franchise agents' share of gross profit               4,486          3,889
Selling and administrative expenses                  17,707         14,537
                                                -----------    -----------

Total costs and expenses                            116,944         95,105
                                                -----------    -----------

Operating income                                      2,021          2,920
Interest expense                                        278            437
Interest income                                        (154)           (65)
                                                -----------    -----------

Income before income taxes                            1,897          2,548
Provision for income taxes                              759            169
                                                -----------    -----------

Net income                                      $     1,138    $     2,379
                                                -----------    -----------
                                                -----------    -----------

Net income per common share                     $      0.11
                                                -----------
                                                -----------

Weighted average common shares outstanding           10,338
                                                -----------
                                                -----------

PRO FORMA DATA (NOTE 2)

Income before income taxes                                     $     2,548
Provision for income taxes                                             961
                                                               -----------

Net income                                                     $     1,587
                                                               -----------

Net income per common share                                    $      0.18
                                                               -----------

Weighted average common shares outstanding                           8,838
                                                               -----------





        See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         12 WEEKS ENDED
                                                   ---------------------------
                                                   JANUARY 25,     JANUARY 20,
                                                       1997            1996
                                                   -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                       $     1,138     $     2,379
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                         1,003             782
    Amortization of intangible assets                      232             146
    Provision for losses on doubtful accounts              159             111
    Deferred income taxes                                    2            (109)
    Changes in assets and liabilities:
     Trade accounts receivable                           4,720           4,542
     Due from licensees                                    162           2,135
     Other assets                                          (61)           (245)
     Accounts payable and accrued expenses              (1,099)         (1,342)
     Income taxes payable                               (1,596)             67
     Other long-term liabilities                            71              (7)
                                                   -----------     -----------
Net cash from operating activities                       4,731           8,549
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Sale of fixed assets and investments                                      25
  Expenditures for purchases of fixed assets            (1,125)         (1,759)
  Payments received on notes receivable                     52              49
  Increase in notes receivable                             (34)            (29)
  Payments for intangibles and other investments        (1,342)           (483)
                                                   -----------     -----------
Net cash from investing activities                      (2,449)         (2,197)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under line of credit
   agreements                                            3,900            (500)
  Principal payments on loans payable                   (1,009)         (1,846)
  Distributions to stockholders                         (1,250)
                                                   -----------     -----------
Net cash from financing activities                       1,641          (2,346)
                                                   -----------     -----------

Effect of exchange rate on cash                            (69)            (97)
                                                   -----------     -----------

Net change in cash and cash equivalents                  3,854           3,819
Cash and cash equivalents at beginning of period         2,849           3,014
                                                   -----------     -----------

Cash and cash equivalents at end of period         $     6,703     $     6,833
                                                   -----------     -----------
                                                   -----------     -----------



       See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Western Staff Services, Inc. (the Parent) and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 week periods ended January 25, 1997 and January 20, 1996 are unaudited. Material intercompany accounts and transactions have been eliminated.

    Prior to the Company's initial public offering completed May 3, 1996 (the Offering), the principal stockholder of the Parent owned minority interests in each of the Parent's foreign and domestic subsidiaries and also owned Kontorservice, Inc. (Norwegian Branch), a temporary personnel services company doing business in Norway. Concurrent with the Offering, the Company issued 202,857 shares valued at $2,840 to the Company's principal stockholder in exchange for the contribution of each of his minority interests and the capital stock of the Norwegian Branch. Based on common control and management, these minority interests and the Norwegian Branch have been combined with the Company's financial statements for the January 20, 1996 period in a manner similar to a pooling of interests.

    The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

    Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 week period ended January 25, 1997 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

2.  PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER COMMON SHARE

    On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during the first quarter of fiscal 1996, divided by the pro forma

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------

    weighted average shares of common stock outstanding during the period. Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split. The pro forma weighted average shares outstanding for the 12 weeks ended January 20, 1996 gives effect to the common stock split and the additional shares issued to the principal stockholder (Note 1). Historical net income per share is not presented in view of prior period S corporation status.

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

4.  SUBSEQUENT EVENTS

    During the second quarter of fiscal 1997, the Company repurchased 100,000 shares of common stock on the open market for aggregate cash consideration of $966. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During the second quarter of fiscal 1997, 12,582 shares were reissued under the employee stock purchase plan with aggregate cash proceeds of $95.

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Western Staff Services, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein and with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such factors include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Business" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 2,
1996. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company was founded in 1948 with an office in San Francisco, gradually expanding to over 370 offices in the United States, the United Kingdom, Australia, New Zealand, Denmark and Norway. Beginning in the late 1950s, the Company began its franchise agent program and in fiscal 1993 introduced its licensing program.

The general level of economic activity significantly affects the demand for temporary personnel. As economic activity has slowed, the use of temporary employees often has been curtailed before permanent employees have been laid off. In addition, an economic downturn may adversely affect the demand for temporary personnel and may have a material adverse effect on the Company's business, results of operations and financial condition. As economic activity has increased, temporary employees often have been added to the work force before permanent employees have been hired. During these periods of increased economic activity and generally

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. Further, the Company may face increased competitive pricing pressures during such periods. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders or that such pricing pressures will not adversely affect the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $21.5 million or 22.1% for the fiscal quarter ended January 25, 1997 as compared to the fiscal quarter ended January 20, 1996. The increase resulted from a 20.3% increase in
billed hours and a 1.2% increase in average billing rates per hour.   Billed
hours increased primarily due to the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the conversion of the licensee's offices to Company-owned as well as increased demand in the Company's existing offices and the addition of new offices. Approximately $8.3 million of the sales increase in the 1997 fiscal quarter is the result of the licensee acquisition. Sales of services for the first quarter of fiscal 1997 increased 22.3%, 29.0 % and 11.0 %, respectively, for the Company's domestic business services, international business services and medical services, as compared to the first fiscal quarter of 1996. The increase in average billing rates reflects inflationary factors as well as changes in the Company's overall business mix.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $572,000 or 64.2% for the fiscal quarter ended January 25, 1997 as compared to the fiscal quarter ended January 20, 1996. Approximately $432,000 of the license fees for the fiscal quarter ended January 20, 1996 was associated with a major customer of one of the Company's licensees. The contract with this licensee's customer was completed on December 31, 1995. In addition, license fees decreased approximately $348,000 due to the acquisition of one of the
Company's licensees as noted above.   The Company added three new licensees and
converted three franchise agents to the license program during the period from January 21, 1996 to January 25, 1997. License fees of $208,000 were attributable to these six licensees for the fiscal quarter ended January 25, 1997.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $18.1 million or 23.6% for the fiscal quarter ended January 25, 1997 as compared to the fiscal quarter ended January 20, 1996. Gross margin decreased from 21.8% in the first quarter of fiscal 1996 to 20.4% in the first quarter of fiscal 1997 primarily due to downward competitive pressures on margins, particularly within the light industrial and clerical segments in which the Company operates, a decrease in license fees noted above and higher workers' compensation costs as noted below. As a result of increased competition within the temporary staffing industry, the Company anticipates that there will be continued downward pressure on margins throughout fiscal 1997. In response to these pressures,

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

during the first quarter of fiscal 1997 the Company began implementation of a nationwide program directed toward maximizing gross margins by increasing prices on a national basis to select customers. However, there can be no assurance that this program will be successful in either increasing gross margins or eliminating any further decreases in gross margins.

A key component of the Company's costs of services is workers' compensation costs. Workers' compensation costs were 3.6% of payroll for the fiscal quarter ended January 25, 1997 as compared to 3.4% for the fiscal quarter ended January 20, 1996. At the end of fiscal 1996 the Company analyzed the fiscal 1996 workers' compensation claim activity noting that claim counts had increased at a level that was generally consistent with overall increases in business activity; however, the average severity of fiscal 1996 claims increased compared to previous years resulting in overall higher costs for fiscal 1996. As a result of those preliminary trends, the Company reached an agreement in January 1997 with its insurance carrier to settle all fiscal 1996 claims and transfer the risk of possible adverse development to the insurance carrier. The Company was able to settle the fiscal 1996 claims at a cost which was equal to the fiscal 1996 accruals resulting in no additional charges for policy year 1996.
However, as a cautionary measure, the Company increased its basic accrual rates in fiscal 1997 by about 10% (to an estimated 3.6% of direct labor). The Company is carefully reviewing the 1996 claim trends to determine the specific causes for the increased severity of the claims. By shifting the fiscal 1996 workers' compensation claim responsibility to the insurance carrier, the Company plans to re-direct its risk management resources towards more aggressive loss control programs as well as intensified claim investigation techniques and settlement tactics for the remaining open policy years (1992 through 1995) and for the current policy year (1997). However, there can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $597,000 or 15.4% for the fiscal quarter ended January 25, 1997 as compared to the fiscal quarter ended January 20, 1996. This increase results from an increase in franchise agents' gross profits of 15.4% due to the addition of new offices and acquisitions, as well as increased demand in existing offices.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $3.2 million or 21.8% for the first fiscal quarter of 1997 as compared to the same period for fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.8% for the fiscal 1996 quarter to 14.9% for the fiscal 1997 quarter. The fiscal 1997 quarter includes costs of $303,000 relating to payments made under a special voluntary severance program. Excluding the charges for these severance costs, selling and administrative expenses as a percentage of sales of services and license fees would have been 14.6% for the first quarter of fiscal 1997. There are currently no additional severance offers outstanding under the program. The remaining increases in selling

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

and administrative expenses have been largely due to the acquisition of one of the Company's licensees as noted above, as well as enhancement of the Company's regional and corporate management teams and costs associated with new management information systems implemented by the Company.

During the first quarter of fiscal 1995, the Company began to implement the payroll and billing portion of the Company's new management information systems. Due to the comprehensive scope of the new system, which affects all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased expenses to administer and implement the new system. This resulted in higher relative selling and administrative expenses beginning in fiscal 1995 and continuing into fiscal 1997. The Company has completed the conversion of the majority of its domestic business services processing sites to the payroll and billing portion of the new system. There are two remaining groups of domestic business services offices with custom front-end search and retrieval systems that have yet to be converted. Their conversion has been postponed pending completion of an integrated search and retrieval module within the existing payroll and billing system. The Company is currently in the process of integrating a search and retrieval function within the payroll and billing system, streamlining the processing functions of the payroll and billing system and developing new modules to enhance the capabilities of the system. The Company will also be upgrading to newer versions of its payroll software during fiscal 1997 and will be expanding its hardware capabilities. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and will spend additional funds in fiscal 1997 and beyond to upgrade these systems. In addition to the changes in the business services information systems, the Company is in the process of converting its medical services offices to a comprehensive clinical and financial accounting and reporting package. As a result of the ongoing system enhancements being implemented by the Company and the planned changes to the Company's financial accounting and reporting systems, management anticipates continued higher
selling and administrative expenses throughout fiscal 1997.   However, the
Company believes that the planned system enhancements will support anticipated revenue growth and will allow for operating efficiencies in future years.

The Company is in the process of implementing a cost reduction program in an effort to reduce staffing levels and operating expenses.

INTEREST EXPENSE. Interest expense decreased $159,000 or 36.4% for the fiscal quarter ended January 25, 1997 as compared to the fiscal quarter ended January 20, 1996, reflecting lower average borrowings outstanding during the fiscal 1997 quarter, as well as lower interest rates. As a result of increased borrowings required to support the Company's growth and working capital needs, the Company anticipates higher interest expense in subsequent fiscal 1997 quarters.

PROVISION FOR INCOME TAXES/PRO FORMA PROVISION FOR INCOME TAXES. On April 30, 1996 and in connection with the Company's initial public offering, the Company elected to terminate its S corporation status. The pro forma provision for income taxes for the first quarter of fiscal 1996 reflects pro forma federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during the first quarter of fiscal 1996.

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The provision for income taxes for fiscal quarter 1997 was $759,000 as compared to the pro forma provision for income taxes for fiscal quarter 1996 of $961,000. This decrease was due primarily to the decrease in income before income taxes of $651,000. The effective income tax rate was 40.0% for fiscal quarter 1997 as compared to a pro forma effective income tax rate of 37.7% for fiscal quarter 1996.

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

Net cash flows from operating activities were $4.7 million and $8.5 million for the fiscal quarter ended January 25, 1997 and the fiscal quarter ended January 20, 1996, respectively. The decrease in cash flows is primarily due to three factors: a decrease in fiscal quarter 1997 net income largely attributable to the effect of lower gross margins and to the Company's change in status from a nontaxable entity to a taxable entity; payments of federal and state income taxes arising from the Company's change in tax status noted above; and a decrease in due from licensees. Due from licensees decreased primarily as a result of a combination of the completion of the contract for a major customer of one of the Company's licensees and the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the collection of the outstanding receivables from these licensees.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $1.1 million for the fiscal quarter ended January 25, 1997 and $1.8 million for the fiscal
quarter ended January 20, 1996.   The capital expenditures for the fiscal 1997
and fiscal 1996 quarters include expenditures of $345,000 and $672,000, respectively, for the implementation of the Company's new management information systems. The level of capital expenditures for these systems for fiscal quarter 1997 decreased as compared to fiscal quarter 1996 as the majority of the Company's domestic business services processing sites have completed the conversion to the new payroll and billing portion of the system. While the payroll and billing portion of the new system is in place, the Company expects to make further enhancements to the system to provide additional search and retrieval capabilities, to implement additional modules to streamline the processing functions, to upgrade to a newer version of its payroll software and to expand its hardware capabilities. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and will likely spend additional funds in fiscal 1997 and beyond to upgrade these systems. The Company has no other significant commitments for capital purchases.

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal quarters ended January 25, 1997 and January 20, 1996, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $1.3 million and $500,000, respectively. Payments of $1.0 million related to acquisitions are due for both fiscal 1998 and fiscal 1999 with additional consideration contingent on either sales or gross profits of the acquired businesses in future periods.

Net cash used for debt reduction totaled $1.0 million in fiscal quarter 1997 and $1.8 million for fiscal quarter 1996, principally for payments for the fiscal 1995 acquisition of one of the Company's franchise agents. During the fiscal quarter ended January 25, 1997, the Company increased borrowings by a net $3.9 million primarily to provide working capital to support the Company's growth and operations. Distributions to stockholders totaled $1.25 million in the first fiscal quarter of 1997 representing a portion of the remaining undistributed S corporation earnings of the Company. The final distribution of S corporation earnings of $1.25 million will be made in the second quarter of fiscal 1997. Subsequent to the final payment in fiscal 1997 for the outstanding stockholder distributions, the Company does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.

The Company's credit facility provides for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on September 30, 1997 to a six-year fully amortized term loan in an amount up to $21.8 million. As of January 25, 1997, the Company had $34.1 million available under its term loan and revolving credit facility, consisting of $8.7 million available for direct advances, $5.0 million for irrevocable standby letters of credit and $20.4 million under the non-revolving line of credit to be used for acquisitions.

During the second quarter of fiscal 1997 the Company repurchased 100,000 shares of common stock on the open market for aggregate cash consideration of $966,000. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During the second quarter of fiscal 1997, 12,582 shares were reissued under the employee stock purchase plan with aggregate cash proceeds of $95,000.

The Company believes that cash provided from operations and available borrowings under the credit facility will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  LEGAL PROCEEDINGS

              Not applicable.

Item 2.  CHANGES IN SECURITIES

              Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

Item 5.  OTHER INFORMATION

              Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                                    EXHIBIT INDEX
EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

  2.1 Agreement for Purchase and Sale of Stock of Western Video Images, Inc. and Purchase and Sale of Promissory Notes dated as of October 27, 1994 by and between Western Staff Services (USA), Inc. and W. Robert Stover. (1)

  3.2 Form of the Company's Third Amended and Restated Certificate of Incorporation. (1)

  3.3    Form of the Company's Amended and Restated Bylaws. (1)

  4.1    Specimen of Certificate for the Company's Common Stock. (1)

 10.1 Form of Indemnification Agreement between the Company and Officers and Key Employees of the Company. (1)

 10.2 Form of Indemnification Agreement between the Company and Directors of the Company. (1)

 10.3    Employment Agreement between the Company and W. Robert Stover. (1)

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

10.3.1 Amendment to Employment Agreement between the Company and W. Robert Stover. (3)

10.5     Nonstatutory Stock Option Agreement for fiscal 1989. (1)

10.6     Nonstatutory Stock Option Agreement for fiscal 1990. (1)

10.7     Western Staff Services, Inc. 1996 Stock Option/Stock Issuance Plan.
         (3)

10.7.1   Form of Notice of Grant of Stock Option. (3)

10.7.2   Form of Stock Option Agreement. (3)

10.7.3 Form of Addendum to Stock Option Agreement (Involuntary Termination Following a Corporate Transaction). (3)

10.7.4   Form of Notice of Grant of Automatic Stock Option. (3)

10.7.5   Form of Automatic Stock Option Agreement. (3)

10.7.6   Form of Stock Issuance Agreement. (3)

10.8 Credit Agreement dated as of February 21, 1996 among Western Staff Services, Inc., Bank of America National Trust and Savings
         Association, Sanwa Bank California and certain    other financial
         institutions. (1)

10.8.1   First Amendment to Credit Agreement dated as of June 10,
         1996. (2)

10.8.2 Waiver and Second Amendment to Credit Agreement dated as of September 30, 1996. (3)

10.9 Deed of Trust (Non-Construction) & Assignment of Rents dated June 21, 1994 by and between Western Staff Services, Inc., First Bancorp and Sanwa Bank California. (1)

10.9.1 Amendment of Commercial Credit Agreement and Modification of Deed of Trust entered into July 3, 1996. (2)

10.10 Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company. (1)

10.11    Western Staff Services, Inc. Employee Stock Purchase Plan. (3)

10.11.1  Stock Purchase Agreement for Employee Stock Purchase Plan. (3)

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

10.11.2  Form of Enrollment/Change Form for Employee Stock Purchase Plan.
         (3)

10.11.3  International Employee Stock Purchase Plan. (3)

10.11.4 Stock Purchase Agreement for International Employee Stock Purchase Plan. (3)

10.11.5 Form of Enrollment/Change Form for International Employee Stock Purchase Plan. (3)

10.12    Exchange Agreement between the Company and W. Robert Stover. (1)

10.13    Form of Employment Contract with certain Named Executive Officers. (1)

21.1     Subsidiaries of the Company. (1)

27.1     Financial Data Schedule

-----------------

(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 3385536) declared effective by the Securities and Exchange Commission on April 30, 1996.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 6, 1996.

(3) Incorporated by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed in or for the fiscal quarter ended January 25, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WESTERN STAFF SERVICES, INC.


March 11, 1997                       /s/ Paul A. Norberg
---------------         ---------------------------------------------
Date                                   Paul. A Norberg
                          Executive Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)