Form 10-Q
period 1997-04-19
WESTERN STAFF SERVICES INC
filed 1997-06-03
CIK 931911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended APRIL 19, 1997

                         Commission file number 0-24990

                            ------------------------

                          WESTERN STAFF SERVICES, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                               94-1266151
   (State or other jurisdiction                   (I.R.S.employer
 of incorporation or organization)            identification number)

                                301 LENNON LANE
                      WALNUT CREEK, CALIFORNIA 94598-2453
                                 (510) 930-5300

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               CLASS                        OUTSTANDING AT JUNE 3, 1997
-----------------------------------     -----------------------------------
   Common Stock, $.01 par value                  10,250,698 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets--April 19, 1997 and
              November 2, 1996..........................................   3

            Condensed Consolidated Statements of Operations--12 and 24
              weeks ended April 19, 1997 and April 13, 1996.............   4

            Condensed Consolidated Statements of Cash Flows--24 weeks
              ended April 19, 1997 and April 13, 1996...................   5

            Notes to Condensed Consolidated Financial Statements........   6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   8

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings...........................................  14

Item 2.     Changes in Securities.......................................  14

Item 3.     Defaults upon Senior Securities.............................  14

Item 4.     Submission of Matters to a Vote of Security Holders.........  14

Item 5.     Other Information...........................................  14

Item 6.     Exhibits and Reports on Form 8-K............................  14

Signatures..............................................................  16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          WESTERN STAFF SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     APRIL 19,    NOVEMBER 2,
                                                       1997          1996
                                                    -----------   -----------
                                                    (UNAUDITED)
                                   ASSETS
Current assets:
  Cash and cash equivalents.......................   $  4,444      $  2,849
  Trade accounts receivable, less allowance for
    doubtful accounts of $886 and $769............     69,253        74,721
  Due from licensees..............................      4,806         3,565
  Deferred income taxes...........................      2,143         1,918
  Other current assets............................      3,823         4,075
                                                    -----------   -----------
      Total current assets........................     84,469        87,128
Property, plant and equipment, net................     19,811        18,854
Intangible assets, net............................     14,534        13,437
Other assets......................................      1,730         1,361
                                                    -----------   -----------
                                                     $120,544      $120,780
                                                    -----------   -----------
                                                    -----------   -----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...........................   $ 15,200      $  8,800
  Current portion of loans payable................        397         1,420
  Current portion of note payable to related
    party.........................................        973           973
  Accounts payable and accrued expenses...........     36,582        38,434
  Income taxes payable............................      1,522         3,019
  Distributions payable to stockholders...........                    2,500
                                                    -----------   -----------
      Total current liabilities...................     54,674        55,146

Loans payable.....................................      3,017         1,658
Note payable to related party.....................        972         1,945
Deferred income taxes.............................      2,249         3,847
Other long-term liabilities.......................      8,994         8,932
                                                    -----------   -----------
      Total liabilities...........................     69,906        71,528
                                                    -----------   -----------
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized and
    unissued: 1,000 shares
  Common stock, $.01 par value; authorized: 25,000
    shares; issued: 10,338 shares.................        103           103
  Additional paid-in-capital......................     29,068        29,068
  Retained earnings...............................     21,998        19,527
  Cumulative currency translation.................        340           554
                                                    -----------   -----------
                                                       51,509        49,252
  Less treasury stock at cost, 87 shares at April
    19, 1997......................................        871
                                                    -----------   -----------
      Total stockholders' equity..................     50,638        49,252
                                                    -----------   -----------
                                                     $120,544      $120,780
                                                    -----------   -----------
                                                    -----------   -----------

     See accompanying notes to condensed consolidated financial statements.

                          WESTERN STAFF SERVICES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  12 WEEKS ENDED          24 WEEKS ENDED
                                               ---------------------   ---------------------
                                               APRIL 19,   APRIL 13,   APRIL 19,   APRIL 13,
                                                 1997        1996        1997        1996
                                               ---------   ---------   ---------   ---------
Sales of services............................  $ 122,486    $ 96,231   $ 241,132   $ 193,365
License fees.................................        480         709         799       1,600
                                               ---------   ---------   ---------   ---------
Total sales of services and license fees.....    122,966      96,940     241,931     194,965
Costs of services............................     97,187      75,634     191,938     152,313
                                               ---------   ---------   ---------   ---------
Gross profit.................................     25,779      21,306      49,993      42,652
Franchise agents' share of gross profit......      4,495       4,010       8,981       7,899
Selling and administrative expenses..........     18,778      14,903      36,485      29,440
                                               ---------   ---------   ---------   ---------
Operating income.............................      2,506       2,393       4,527       5,313
Interest expense.............................        333         325         611         762
Interest income..............................        (64)        (33)       (218)        (98)
                                               ---------   ---------   ---------   ---------
Income before income taxes...................      2,237       2,101       4,134       4,649
Provision for income taxes...................        895          95       1,654         264
                                               ---------   ---------   ---------   ---------
Net income...................................  $   1,342    $  2,006   $   2,480   $   4,385
                                               ---------   ---------   ---------   ---------
                                               ---------   ---------   ---------   ---------
Net income per common share..................  $    0.13               $    0.24
                                               ---------               ---------
                                               ---------               ---------
Weighted average common shares outstanding        10,282                  10,311
                                               ---------               ---------
                                               ---------               ---------
PRO FORMA DATA (NOTE 2)
Income before income taxes...................               $  2,101               $   4,649
Provision for income taxes...................                    819                   1,780
                                                           ---------               ---------
Net income...................................               $  1,282               $   2,869
                                                           ---------               ---------
                                                           ---------               ---------
Net income per common share..................               $   0.15               $    0.32
                                                           ---------               ---------
                                                           ---------               ---------
Weighted average common shares outstanding...                  8,838                   8,838
                                                           ---------               ---------
                                                           ---------               ---------

     See accompanying notes to condensed consolidated financial statements.

                          WESTERN STAFF SERVICES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                       24 WEEKS ENDED
                                                    ---------------------
                                                    APRIL 19,   APRIL 13,
                                                      1997        1996
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................   $  2,480    $  4,385
  Adjustments to reconcile net income to net cash
    from operating activities:
    Depreciation..................................      2,002       1,556
    Amortization of intangible assets.............        582         293
    Provision for losses on doubtful accounts.....        610         164
    Deferred income taxes.........................     (1,808)        (30)
    Changes in assets and liabilities:
      Trade accounts receivable...................      4,628       4,220
      Due from licensees..........................     (1,241)      1,497
      Other assets................................        (79)       (454)
      Accounts payable and accrued expenses.......     (1,638)     (3,202)
      Income taxes payable........................     (1,537)       (370)
      Other long-term liabilities.................         70         (47)
                                                    ---------   ---------
Net cash from operating activities................      4,069       8,012
                                                    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for purchases of fixed assets......     (2,990)     (3,163)
  Payments for intangibles and other
    investments...................................     (1,798)       (564)
  Other, net......................................         (1)        109
                                                    ---------   ---------
Net cash from investing activities................     (4,789)     (3,618)
                                                    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line of credit
    agreements....................................      6,400         500
  Principal payments on loans payable.............     (1,064)     (1,943)
  Proceeds from issuance of loans payable.........      1,400
  Repayment of note to related party..............       (973)     (1,495)
  Proceeds from sale of treasury stock............         87
  Purchase of treasury stock......................       (966)
  Distribution to stockholders....................     (2,500)
                                                    ---------   ---------
Net cash from financing activities................      2,384      (2,938)
                                                    ---------   ---------
Effect of exchange rate on cash...................        (69)        (37)
                                                    ---------   ---------
Net change in cash and cash equivalents...........      1,595       1,419
Cash and cash equivalents at beginning of
  period..........................................      2,849       3,014
                                                    ---------   ---------
Cash and cash equivalents at end of period........   $  4,444    $  4,433
                                                    ---------   ---------
                                                    ---------   ---------

     See accompanying notes to condensed consolidated financial statements.

                          WESTERN STAFF SERVICES. INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Western Staff Services, Inc. (the Parent) and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 19, 1997 and April 13, 1996 are unaudited. Material intercompany accounts and transactions have been eliminated.

    Prior to the Company's initial public offering completed May 3, 1996 (the Offering), the principal stockholder of the Parent owned minority interests in each of the Parent's foreign and domestic subsidiaries and also owned Kontorservice, Inc. (Norwegian Branch), a temporary personnel services company doing business in Norway. Concurrent with the Offering, the Company issued 202,857 shares valued at $2,840 to the Company's principal stockholder in exchange for the contribution of each of his minority interests and the capital stock of the Norwegian Branch. Based on common control and management, these minority interests and the Norwegian Branch have been combined with the Company's financial statements for the April 13, 1996 periods in a manner similar to a pooling of interests.

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

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 24 week periods ended April 19, 1997 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

    Certain amounts in the April 13, 1996 financial statements have been reclassified to conform to the presentation adopted for April 19, 1997.

2. PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER COMMON SHARE

    On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during the 12 and 24 week periods ended April 13, 1996 divided by the pro forma weighted average shares of common stock outstanding during the period. Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split. The pro forma weighted average shares outstanding for the 12 and 24 weeks ended April 13, 1996 give effect to the common stock split and the additional shares issued to the principal stockholder (Note 1). Historical net income per share is not presented in view of prior period S corporation status.

                          WESTERN STAFF SERVICES. INC.

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)

3. STOCKHOLDERS' EQUITY

    During the second quarter of fiscal 1997, the Company repurchased 100,000 shares of common stock on the open market for aggregate cash consideration of $966. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During the second quarter of fiscal 1997, 12,582 shares were reissued under the employee stock purchase plan with aggregate cash proceeds of $87. When treasury shares are reissued, any excess of the acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and disclosing earnings per share
(EPS). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its quarterly report on Form 10-Q for the fiscal quarter ended January 24, 1998. However, if SFAS 128 had been in effect for the quarter ended April 19, 1997, basic and diluted EPS would be the same as the EPS and pro forma EPS presented in the Company's Condensed Consolidated Statements of Operations on page 4 for all periods presented.

4. COMMITMENTS AND CONTINGENCIES

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

    In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. These forward-looking statements include statements regarding gross margins, workers' compensation costs, selling and administrative expenses, interest expense, capital expenditures, capital resources and management information systems. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Business" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

OVERVIEW

    The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company operates over 380 offices in the United States, Australia, Denmark, New Zealand, Norway and the United Kingdom.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED APRIL 19, 1997 COMPARED TO FISCAL QUARTER ENDED APRIL 13,
  1996

    SALES OF SERVICES AND LICENSE FEES. Sales of services increased $26.3 million or 27.3% for the fiscal quarter ended April 19, 1997 as compared to the fiscal quarter ended April 13, 1996. The increase resulted from a 24.8% increase in billed hours and a 1.4% increase in average billing rates per hour. The billed hours increase is largely due to the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the conversion of the licensee's offices to Company-owned as well as increased demand in the Company's existing offices and the addition of new offices. Approximately $8.7 million of the sales increase in the 1997 fiscal quarter is the result of the licensee acquisition. Further, approximately $6.2 million of the sales increase is attributable to other acquired and new domestic company-owned and franchise offices. Sales of services for the second quarter of fiscal 1997 increased 29.5%, 30.9% and 3.6%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the second quarter of fiscal 1996.

    License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $229,000 or 32.3% for the fiscal quarter ended April 19, 1997 as compared to the fiscal quarter ended April 13, 1996. The decrease is primarily the result of the acquisition of one of the Company's licensees as noted above, partially offset by license fees generated as a result of the addition of two new licensees and the conversion of three franchise agents to the license program during the period from April 14, 1996 to April 19, 1997.

    COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $21.6 million or 28.5% for the fiscal quarter ended April 19, 1997 as compared to the fiscal quarter ended April 13, 1996. Gross margin decreased from 22.0% in the second quarter of fiscal 1996 to 21.0% in the second quarter of fiscal 1997 primarily due to downward competitive pressures on margins, particularly within the light industrial and clerical segments in which the Company operates, a decrease in license fees as noted above and higher workers' compensation costs. As a result of increased competition within the temporary staffing industry, the Company anticipates that there will be continued downward pressure on margins throughout fiscal 1997. In response to these pressures, during the first quarter of fiscal 1997 the Company began implementation of a nationwide program directed toward maximizing gross margins by increasing prices on a national basis to select customers. Initial results of the program are encouraging, with the second quarter of fiscal 1997 gross margin of 21.0% showing an improvement over the first quarter fiscal 1997 gross margin of 20.4%. However, there can be no assurance that this program will continue to be successful in either increasing gross margins or eliminating any future gross margin declines.

    A key component of the Company's costs of services is workers' compensation costs. Workers' compensation costs were 3.6% of direct labor for the fiscal 1997 quarter as compared to 3.3% of direct labor for the fiscal 1996 quarter. At the end of fiscal 1996 the Company analyzed the fiscal 1996 workers' compensation claim activity noting an increase in the average severity of fiscal 1996 claims as compared to previous years which resulted in higher overall costs for fiscal 1996. The Company, as a cautionary measure, increased its basic workers' compensation accrual rates in fiscal 1997 by about 10%. The Company has begun to re-direct its risk management resources towards more aggressive loss control programs as well as intensified claim investigation techniques and settlement tactics for the current and remaining open policy years. However, there can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

    FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $485,000 or 12.1% for the fiscal quarter ended April 19, 1997 as compared to the fiscal quarter ended April 13, 1996. This increase results from the addition of new offices, acquisitions and increased demand in existing offices, partially offset by franchise agents' conversions to Company-owned operations or the license program. As a percentage of sales of services and license fees, franchise agents' share of gross profit decreased to 3.7% for the fiscal 1997 quarter as compared to 4.1% for the fiscal 1996 quarter, representing a change in the relative sales mix of franchise agent versus Company-owned offices.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $3.9 million or 26.0% for the second quarter of fiscal 1997 as compared to the same period for fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses decreased from 15.4% for the fiscal 1996 quarter to 15.3% for the fiscal 1997 quarter. The Company is continuing to monitor these expenses and anticipates that they will not grow as rapidly, on a percentage basis, as sales during the balance of fiscal year 1997; however, there can be no assurance that the Company will be able to decrease or maintain the current ratio of selling and administrative expenses to sales of services and license fees.

    During the first quarter of fiscal 1995, the Company began to implement the payroll and billing portion of the Company's new management information systems. Due to the comprehensive scope of the new system, which affects all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased expenses to administer and implement the new system. This resulted in higher relative selling and administrative expenses beginning in fiscal 1995 and continuing into fiscal 1997. The Company has completed the conversion of the majority of its domestic business services processing sites to the payroll and billing portion of the new system. There are two remaining groups of domestic business services offices with custom front-end search and retrieval systems that have yet to be converted. Their conversion has been postponed pending completion of an integrated search and retrieval module within the existing payroll and billing system. The Company is currently in the process of integrating a search and retrieval function within the payroll and billing system, streamlining the processing functions of the payroll and billing system and developing new modules to enhance the capabilities of the system. The Company will also be upgrading to newer versions of its payroll software during fiscal 1997 and will be expanding its hardware capabilities. Further, the Company is in the process of upgrading its remaining financial accounting and reporting systems and will spend additional funds in fiscal 1997 and beyond to accomplish these upgrades. In addition to the changes in the business services information systems, the Company is in the process of converting its medical services offices to a comprehensive clinical and financial accounting and reporting package. As a result of the ongoing system enhancements being implemented by the Company and the planned changes to the Company's financial accounting and reporting systems, management anticipates higher selling and administrative expenses throughout fiscal 1997. The Company believes that the planned system enhancements will support anticipated revenue growth and will allow for operating efficiencies in future years. However, there can be no assurance that the Company will meet its anticipated completion dates for planned system enhancements or that such enhancements will support the Company's actual future growth or provide significant gains in efficiency. The failure of the enhancements to meet these expected goals could result in increased system costs and have a material adverse effect on the Company's business, results of operations and financial condition.

    PROVISION FOR INCOME TAXES/PRO FORMA PROVISION FOR INCOME TAXES. On April 30, 1996 and in connection with the Company's initial public offering, the Company elected to terminate its S corporation status. The pro forma provision for income taxes reflects pro forma federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented.

24 WEEK PERIOD ENDED APRIL 19, 1997 COMPARED TO 24 WEEK PERIOD ENDED APRIL 13,
  1996

    SALES OF SERVICES AND LICENSE FEES. Sales of services increased $47.8 million or 24.7% for the 24 weeks ended April 19, 1997 as compared to the 24 weeks ended April 13, 1996. The increase resulted from a

22.7% increase in billed hours and a 1.2% increase in average billing rates per hour. Billed hours increased largely as a result of the acquisition of one of the Company's licensees as well as increased demand in the Company's existing offices and the addition of new offices. Approximately $17.0 million of the sales increase in the 1997 fiscal period is the result of the licensee acquisition noted above. Further, approximately $11.4 million of the sales increase is attributable to other acquired and new domestic company-owned and franchise offices. Sales of services for the 24 week period ended April 19, 1997 increased 25.9%, 30.0% and 7.3%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the 24 week period ended April 13, 1996.

    License fees decreased $801,000 or 50.1% for the 24 weeks ended April 19, 1997 as compared to the 24 weeks ended April 13, 1996. License fees decreased approximately $836,000 due to the acquisition of one of the Company's licensees as noted above. Approximately $433,000 of the license fees for the fiscal 1996 period was associated with a major customer of one of the Company's licensees. The contract with this licensee's customer was completed on December 31, 1995. These decreases were partially offset by new entrants to the license program as noted in the discussion of the results of operations for the second quarter of fiscal 1997.

    COSTS OF SERVICES. Costs of services increased $39.6 million or 26.0% for the 24 week period ended April 19, 1997 as compared to the 24 week period ended April 13, 1996. Gross margin decreased from 21.9% in the fiscal 1996 period to 20.7% for the same period of fiscal 1997 due to the same factors as noted above for the second quarter of fiscal 1997.

    FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $1.1 million or 13.7% for the 24 weeks ended April 19, 1997 as compared to the 24 weeks ended April 13, 1996. This increase results from an increase in franchise agents' gross profits of 14.1% due to the addition of new offices, acquisitions and increased demand in existing offices. As a percentage of sales of services and license fees, franchise agents' share of gross profit decreased to 3.7% for the fiscal 1997 period as compared to 4.1% for the same period of fiscal 1996, representing a change in the relative sales mix of franchise agent versus Company-owned offices.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $7.0 million or 23.9% for the 24 week period ended April 19, 1997 as compared to the same period for fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses were 15.1% in both the fiscal 1997 and 1996 periods. The 24 week period ended April 19, 1997 includes costs of $303,000 relating to payments made under a special voluntary severance program.

    INTEREST EXPENSE. Interest expense decreased $151,000 or 19.8% for the 24 weeks ended April 19, 1997 as compared to the 24 weeks ended April 13, 1996, reflecting lower average borrowings outstanding during the fiscal 1997 period, as well as lower interest rates. The Company anticipates higher interest expense levels for the remainder of fiscal 1997 as a result of increased borrowing required to support the Company's growth and working capital needs.

    PROVISION FOR INCOME TAXES/PRO FORMA PROVISION FOR INCOME TAXES. The provision for income taxes for the 24 week period ended April 19, 1997 was $1.7 million as compared to the pro forma provision for income taxes for the 24 week period ended April 13, 1996 of $1.8 million. This decrease was due primarily to the decrease in income before income taxes of $515,000. The effective income tax rate was 40.0% for fiscal period 1997 as compared to a pro forma effective income tax rate of 38.3% for the fiscal 1996 period.

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

    Net cash flows from operating activities were $4.1 million and $8.0 million for the 24 week periods ended April 19, 1997 and April 13, 1996, respectively. The decrease in cash flows is primarily due to three factors: a decrease in fiscal 1997 net income largely attributable to the effect of lower gross margins and to the Company's change in status from a nontaxable entity to a taxable entity; payments of federal and state income taxes and timing differences arising from the Company's change in tax status noted above; and a decrease in cash flows from licensees. Cash flows from licensees decreased primarily as a result of an increase in fiscal 1997 receivables from licensees due to the addition of new licensees to the license program, and the absence of cash flows related to the fiscal 1996 collection of outstanding receivables from a major customer of one of the Company's licensees. The contract with this customer was completed on December 31, 1995.

    Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $3.0 million for the 24 weeks ended April 19, 1997 and $3.2 million for the 24 weeks ended April 13, 1996. The capital expenditures for the fiscal 1997 and fiscal 1996 periods include expenditures of approximately $1.5 million and $1.3 million, respectively, for the Company's management information systems, including expenditures to provide additional search and retrieval capabilities, to implement additional modules to streamline the processing functions, to upgrade to a newer version of its payroll software and to expand its hardware capabilities. Further, the Company is in the process of upgrading and converting its medical and business services financial accounting and reporting systems. It is anticipated that as a result of these ongoing system enhancements, capital expenditure levels for fiscal 1997 will likely meet or exceed those of fiscal 1996, and that the increased levels of spending for these systems will continue into fiscal 1998. However, there can be no assurance that the costs of the planned systems enhancements will not exceed anticipated costs as a result of delays in implementation and transitional costs, which would increase the Company's capital needs. Such increased costs could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has no other significant commitments for capital purchases.

    During the 24 weeks ended April 19, 1997 and April 13, 1996, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $1.8 million and $564,000, respectively. Payments of $1.0 million related to acquisitions are due for both fiscal 1998 and fiscal 1999 with additional consideration contingent on either sales or gross profits of the acquired businesses in future periods.

    During the fiscal period ended April 19, 1997, the Company increased borrowings by a net $7.8 million primarily to provide working capital to support the Company's growth and operations and to fund acquisitions. Net cash used for debt reduction totaled $2.0 million for the 24 weeks ended April 19, 1997. Distributions to stockholders totaled $2.5 million for the 24 week period ended April 19, 1997 representing the remaining undistributed S corporation earnings of the Company. The Company does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.

    The Company's credit facility provides for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on September 30, 1997 to a six-year fully amortized term loan in an amount up to $21.8 million. As of April 19, 1997, the Company had $30.2 million available under its term loan and revolving credit facility, consisting of $4.8 million available for direct advances, $5.0 million for irrevocable standby letters of credit and $20.4 million under the non-revolving line of credit to be used for acquisitions.

    During the second quarter of fiscal 1997 the Company repurchased 100,000 shares of common stock on the open market for aggregate cash consideration of $966,000. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During the second quarter of fiscal 1997, 12,582 shares were reissued under the employee stock purchase plan with aggregate cash proceeds of $87,000. When treasury shares are reissued, any excess of the acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings.

    The Company believes that cash provided from operations and available borrowings under the credit facility will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not currently a party to any litigation that could have a material adverse effect on its business, results of operations or financial condition. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents, and administrative claims and lawsuits brought by employees or former employees.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company held its first Annual Meeting of Stockholders on April 15, 1997.

    (b) At the Annual Meeting of Stockholders, the following were elected as Class I directors to serve three-year terms and until their successors are elected:

                                                  VOTES
                                     --------------------------------
                                           FOR           WITHHELD
                                     ---------------  ---------------
Jack D. Samuelson..................        7,624,645            5,200
Gilbert L. Sheffield...............        7,624,645            5,200

    (c) At the Annual Meeting of Stockholders, the following additional matter was voted upon:

        1. A proposal to ratify the selection of Price Waterhouse LLP as independent accountants for the Company for the fiscal year 1997 ending November 1, 1997

Affirmative votes:                                                7,627,190
Negative votes:                                                       1,655
Abstentions:                                                          1,000
Non-votes:                                                              -0-

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER       DESCRIPTION
----------     ----------------------------------------
27.1           Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed in or for the 24 week period ended April 19, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WESTERN STAFF SERVICES, INC.

         June 3, 1997                    /s/ DIRK A. SODESTROM
------------------------------  ----------------------------------------
             Date                          Dirk A. Sodestrom
                                     VICE PRESIDENT AND CONTROLLER