Form 10-Q
period 1997-07-12
WESTERN STAFF SERVICES INC
filed 1997-08-26
CIK 931911

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                      FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934.

                     For the quarterly period ended JULY 12, 1997

                            Commission file number 0-24990


                             WESTERN STAFF SERVICES, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-1266151
 (State or other jurisdiction                            (I.R.S.employer
of incorporation or organization)                     identification number)


                                   301 LENNON LANE
                         WALNUT CREEK, CALIFORNIA  94598-2453
                                   (510)  930-5300
                 (Address, including zip code, and telephone number,
          including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----      -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                CLASS                       OUTSTANDING AT AUGUST 26, 1997
         --------------------               ------------------------------

    Common Stock, $.01 par value                  10,261,032 shares

                    WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                        INDEX

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
              July 12, 1997 and November 2, 1996                            3

         Condensed Consolidated Statements of Operations -
              12 and 36 weeks ended July 12, 1997 and July 6, 1996          4

         Condensed Consolidated Statements of Cash Flows -
              36 weeks ended July 12, 1997 and July 6, 1996                 5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities                                             17

Item 3.  Defaults upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 18

PART l.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                                                                                JULY 12,      NOVEMBER 2,
                                                                                                  1997            1996
                                                                                               ----------     -----------
                                                                                               (UNAUDITED)

ASSETS

Current assests:                                                                              $    5,048      $    2,849
  Cash and cash equivalents
  Trade accounts receivable, less allowance for doubtful
    accounts of $987 and $769                                                                     78,801          74,721
  Due from licensees                                                                               6,160           3,565
  Deferred income taxes                                                                            1,352           1,918
  Other current assets                                                                             5,276           4,075
                                                                                              ----------      ----------
    Total current assets                                                                          96,637          87,128

Property, plant and equipment, net                                                                19,523          18,854
Intangible assets, net                                                                            16,925          13,437
Other assets                                                                                       1,755           1,361
                                                                                              ----------      ----------
                                                                                              $  134,840      $  120,780
                                                                                              ----------      ----------
                                                                                              ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                       $   18,200     $     8,800
  Current portion of loans payable                                                                   697           1,420
  Current portion of note payable to related party                                                   973             973
  Accounts payable and accrued expenses                                                           39,655          38,434
  Income taxes payable                                                                             3,206           3,019
  Distributions payable to stockholders                                                                            2,500
                                                                                              ----------      ----------
    Total current liabilities                                                                     62,731          55,146

Loans payable                                                                                      8,492           1,658
Note payable to related party                                                                        972           1,945
Deferred income taxes                                                                              1,208           3,847
Other long-term liabilities                                                                        8,988           8,932
                                                                                              ----------      ----------
    Total liabilities                                                                             82,391          71,528
                                                                                              ----------      ----------

Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized and unissued:  1,000 shares
  Common stock, $.01 par value; authorized:  25,000 shares;
    issued:  10,338 shares                                                                           103             103
  Additional paid-in-capital                                                                      29,068          29,068
  Retained earnings                                                                               23,981          19,527
  Cumulative currency translation                                                                    168             554
                                                                                              ----------      ----------
                                                                                                  53,320          49,252
Less treasury stock at cost, 87 shares at July 12, 1997                                              871
                                                                                              ----------      ----------
  Total stockholders' equity                                                                      52,449          49,252
                                                                                              ----------      ----------
                                                                                              $  134,840      $  120,780
                                                                                              ----------      ----------
                                                                                              ----------      ----------





        See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------



                                                            12 WEEKS ENDED               36 WEEKS ENDED
                                                       -------------------------    -------------------------
                                                        JULY 12,        JULY 6,       JULY 12,       JULY 6,
                                                          1997            1996          1997           1996
                                                       ----------     ----------     ----------     ----------

Sales of services                                     $  131,004     $  104,494     $  372,136     $  297,859
License fees                                                 488            487          1,287          2,087
                                                      ----------     ----------     ----------     ----------

Total sales of services and license fees                 131,492        104,981        373,423        299,946

Costs of services                                        103,451         82,240        295,389        234,553
                                                      ----------     ----------     ----------     ----------

Gross profit                                              28,041         22,741         78,034         65,393

Franchise agents' share of gross profit                    4,867          4,252         13,848         12,151
Selling and administrative expenses                       18,071         14,429         51,972         42,019
Depreciation and amortization                              1,413          1,086          3,997          2,935
                                                      ----------     ----------     ----------     ----------

Operating income                                           3,690          2,974          8,217          8,288

Interest expense                                             425            162          1,036            924
Interest income                                              (90)           (94)          (308)          (192)
                                                      ----------     ----------     ----------     ----------

Income before income taxes                                 3,355          2,906          7,489          7,556
Provision for income taxes                                 1,372          8,137          3,026          8,401
                                                      ----------     ----------     ----------     ----------

Net income (loss)                                     $    1,983     $   (5,231)    $    4,463     $     (845)
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Net income per common share                           $     0.19                    $     0.43
                                                      ----------                    ----------
                                                      ----------                    ----------
Weighted average common shares outstanding                10,251                        10,290
                                                      ----------                    ----------
                                                      ----------                    ----------

PRO FORMA DATA (NOTE 2)

Income before income taxes                                           $    2,906                    $    7,556
Provision for income taxes                                                1,133                         2,913
                                                                     ----------                    ----------

Net income                                                           $    1,773                    $    4,643
                                                                     ----------                    ----------
                                                                     ----------                    ----------

Net income per common share                                          $     0.18                    $     0.50
                                                                     ----------                    ----------
                                                                     ----------                    ----------

Weighted average common shares outstanding                                9,999                         9,225
                                                                     ----------                    ----------
                                                                     ----------                    ----------



        See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------



                                                                                    36 WEEKS ENDED
                                                                          ---------------------------------
                                                                            JULY 12,               JULY 6,
                                                                              1997                   1996
                                                                         -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                      $     4,463             $     (845)
  Adjustments to reconcile net income (loss) to net cash
   from operating activities:
    Depreciation                                                               3,095                  2,449
    Amortization of intangible assets                                            902                    486
    Provision for losses on doubtful accounts                                    780                    356
    Deferred income taxes                                                     (2,058)                 2,505
    Changes in assets and liabilities:
     Trade accounts receivable                                                (5,272)                (2,223)
     Due from licensees                                                       (2,595)                 2,746
     Other assets                                                             (1,537)                  (197)
     Accounts payable and accrued expenses                                     1,573                 (3,919)
     Income taxes payable                                                         24                  5,156
     Other long-term liabilities                                                  56                    (14)
                                                                         -----------             ----------
Net cash from operating activities                                              (569)                 6,500
                                                                         -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Expenditures for purchases of fixed assets                                  (3,841)                (4,430)
  Payments for intangibles and other investments                              (4,586)                (3,821)
  Other, net                                                                      76                    223
                                                                         -----------             ----------
Net cash from investing activities                                            (8,351)                (8,028)
                                                                         -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under line of credit
   agreements                                                                  9,400                (12,600)
  Principal payments on loans payable                                         (1,089)                (2,002)
  Proceeds from issuance of loans payable                                      7,200
  Repayment of note to related party                                            (973)                (1,495)
  Proceeds from issuance of common stock                                                             19,530
  Proceeds from sale of treasury stock                                            87
  Purchase of treasury stock                                                    (966)
  Distributions to stockholders                                               (2,500)
                                                                         -----------             ----------
Net cash from financing activities                                            11,159                  3,433
                                                                         -----------             ----------
Effect of exchange rate on cash                                                  (40)                     1
                                                                         -----------             ----------
Net change in cash and cash equivalents                                        2,199                  1,906
Cash and cash equivalents at beginning of period                               2,849                  3,014
                                                                         -----------             ----------

Cash and cash equivalents at end of period                               $     5,048            $     4,920
                                                                         -----------             ----------
                                                                         -----------             ----------



        See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Western Staff Services, Inc. (the Parent) and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 12, 1997 and July 6, 1996 are unaudited. Material intercompany accounts and transactions have been eliminated.

    Prior to the Company's initial public offering completed May 3, 1996 (the Offering), the principal stockholder of the Parent owned minority interests in each of the Parent's foreign and domestic subsidiaries and also owned Kontorservice, Inc. (Norwegian Branch), a temporary personnel services company doing business in Norway. Concurrent with the Offering, the Company issued 202,857 shares valued at $2,840 to the Company's principal stockholder in exchange for the contribution of each of his minority interests and the capital stock of the Norwegian Branch. Based on common control and management, these minority interests and the Norwegian Branch have been combined with the Company's financial statements for the July 6, 1996 periods in a manner similar to a pooling of interests.

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

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 36 week periods ended July 12, 1997 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

    Certain amounts in the July 6, 1996 financial statements have been reclassified to conform to the presentation adopted for July 12, 1997.

2.  PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER COMMON SHARE

    On April 30, 1996, and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------


    reporting purposes from the cash basis to the accrual basis. Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during the 12 and 36 week periods ended July 6, 1996 divided by the pro forma weighted average shares of common stock outstanding during the period. Concurrent with the Offering, the Company effected a 1,542.01 for 1 stock split. The pro forma weighted average shares outstanding for the 12 and 36 weeks ended July 6, 1996 give effect to the common stock split and the additional shares issued to the principal stockholder (Note 1). Historical net income per share is not presented in view of prior period S corporation status.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and disclosing earnings per share (EPS). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.
    SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its quarterly report on Form 10-Q for the fiscal quarter ended January 24, 1998. However, if SFAS 128 had been in effect for the quarter ended July 12, 1997, basic and diluted EPS would be the same as the EPS and pro forma EPS presented in the Company's Condensed Consolidated Statements of Operations on page 4 for all periods presented.

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

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
--------------------------------------------------------------------------------


5.  SUBSEQUENT EVENTS

    During the fourth quarter of fiscal 1997, the Company repurchased 19,000 shares of common stock on the open market for aggregate cash consideration of $213. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During the fourth quarter of fiscal 1997, 29,334 shares were reissued under the employee stock purchase plan with aggregate cash proceeds of $206.

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

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. These forward-looking statements include but are not limited to statements regarding gross margins, workers' compensation costs, selling and administrative expenses, interest expense, capital expenditures, capital resources and management information systems. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

OVERVIEW

The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company operates over 390 offices in the United States, Australia, Denmark, New Zealand, Norway and the United Kingdom.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JULY 12, 1997 COMPARED TO FISCAL QUARTER ENDED JULY 6, 1996

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $26.5 million or 25.4% for the fiscal quarter ended July 12, 1997 as compared to the fiscal quarter ended July 6, 1996. The increase resulted from a 20.0% increase in
billed hours and a 4.6% increase in average billing rates per hour.   The billed
hours increase results from a combination of growth within existing offices, the addition of new offices and the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 and the conversion of the licensee's office to Company-owned. Approximately $5.4 million of the sales increase in the 1997 fiscal quarter is the result of the licensee acquisition. Sales of services for the third quarter of fiscal 1997 increased 25.7%, 31.4% and 13.7%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the third quarter of fiscal 1996.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees for the fiscal quarter ended July 12, 1997 were $488,000 as compared to $487,000 for the fiscal quarter ended July 6, 1996. A reduction in fiscal quarter 1997 fees, primarily as a result of the acquisition of one of the Company's licensees as noted above, was offset by license fees generated as a result of the addition of one new licensee and the conversion of three franchise agents to the license program during the period from July 7, 1996 to July 12, 1997.


COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $21.2 million or 25.8% for the fiscal quarter ended July 12, 1997 as compared to the fiscal quarter ended July 6, 1996. Gross margin decreased from 21.7% in the third quarter of fiscal 1996 to 21.3% in the third quarter of fiscal 1997 primarily due to downward competitive pressures on margins, particularly within the light industrial and

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


clerical segments in which the Company operates and higher workers' compensation costs. As a result of increased competition within the temporary staffing industry, the Company anticipated that there would be continued downward pressure on margins throughout fiscal 1997 and beyond. In response to these pressures, during the first quarter of fiscal 1997 the Company began implementation of a nationwide program directed toward maximizing gross margins by increasing prices on a national basis to select customers. Initial results of the program are encouraging, with the third quarter of fiscal 1997 gross margin of 21.3% showing an improvement over the first and second quarter fiscal
1997 gross margins of 20.4% and 21.0%, respectively.   However, there can be no
assurance that this program will continue to be successful in either increasing gross margins or eliminating any future gross margin declines.

A key component of the Company's costs of services is workers' compensation costs. Workers' compensation costs were 3.8% of direct labor for the fiscal 1997 quarter as compared to 3.3% of direct labor for the fiscal 1996 quarter.
At the end of fiscal 1996 the Company analyzed the fiscal 1996 workers' compensation claim activity noting an increase in the average severity of fiscal 1996 claims as compared to previous years which resulted in higher overall costs for fiscal 1996. The Company, as a cautionary measure, increased its basic workers' compensation accrual rates in fiscal 1997 by about 10%. In the first quarter of fiscal 1997, the Company began to re-direct its risk management resources towards more aggressive loss control programs as well as intensified claim investigation techniques and settlement tactics for the current and remaining open policy years. However, there can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $615,000 or 14.5% for the fiscal quarter ended July 12, 1997 as compared to the fiscal quarter ended July 6, 1996. This increase results from the addition of new offices, acquisitions and increased demand in existing offices, partially offset by franchise agents' conversions to Company-owned operations or the license program. As a percentage of sales of services and license fees, franchise agents' share of gross profit decreased to 3.7% for the fiscal 1997 quarter as compared to 4.1% for the fiscal 1996 quarter, representing a change in the relative sales mix of franchise agent versus Company-owned offices.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $4.0 million or 25.6% for the third quarter of fiscal 1997 as compared to the same period for fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses were 14.8% for both fiscal quarters. The Company is continuing to monitor these expenses and anticipates that they will not grow as rapidly, on a percentage basis, as sales during the balance of fiscal year 1997 as compared to the first three quarters of fiscal 1997; however, there can be no assurance that the Company will be able to

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS AND OPERATIONS
--------------------------------------------------------------------------------


decrease or maintain the current ratio of selling and administrative expenses to sales of services and license fees.

During the first quarter of fiscal 1995, the Company began to implement the payroll and billing portion of the Company's new management information systems. Due to the comprehensive scope of the new system, which affects all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased expenses to administer and implement the new system. This resulted in higher relative selling and administrative expenses beginning in fiscal 1995 and continuing into fiscal 1997. The Company has completed the conversion of the majority of its domestic business services processing sites to the payroll and billing portion of the new system. There are two remaining groups of domestic business services offices with custom front-end search and retrieval systems that have yet to be converted. Their conversion has been postponed pending completion of an integrated search and retrieval module within the existing payroll and billing system. In addition to integrating a search and retrieval function within the payroll and billing system, the Company is currently streamlining the processing functions of the payroll and billing system and developing new modules to enhance the capabilities of the system. The Company is also in the process of upgrading to newer versions of its payroll software and will be expanding its hardware capabilities. Further, the Company is in the process of upgrading its remaining financial accounting and reporting systems and will spend additional funds in fiscal 1997 and beyond to accomplish these upgrades. In addition to the changes in the business services information systems, the Company is continuing the process of converting its medical services offices to a comprehensive clinical and financial accounting and reporting package. As a result of the ongoing system enhancements being implemented by the Company and the planned changes to the Company's financial accounting and reporting systems, management anticipates higher selling and administrative expenses relating to management information systems throughout
fiscal 1997.   The Company believes that the planned system enhancements will support anticipated revenue growth and will allow for operating efficiencies in future years. However, there can be no assurance that the Company will meet its anticipated completion dates for planned system enhancements or that such enhancements will support the Company's actual future growth or provide significant gains in efficiency. The failure of the enhancements to meet these expected goals could result in increased system costs and have a material adverse effect on the Company's business, results of operations and financial condition.

INTEREST EXPENSE. Interest expense increased $263,000 for the fiscal quarter ended July 12, 1997 as compared to the fiscal quarter ended July 6, 1996 as a result of increased borrowings under the Company's term loan and revolving credit facility. These borrowings are used both to fund on-going operations and to effect acquisitions. The fiscal quarter 1996 interest level reflects repayment of borrowings from a portion of the proceeds of the Company's May 3, 1996 initial public offering.

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


36 WEEK PERIOD ENDED JULY 12, 1997 COMPARED TO 36 WEEK PERIOD ENDED JULY 6, 1996

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $74.3 million or 24.9% for the 36 weeks ended July 12, 1997 as compared to the 36 weeks ended July 6, 1996. The increase resulted from a 21.8% increase in billed hours and a 2.4% increase in average billing rates per hour. Billed hours increased largely as a result of the acquisition of one of the Company's licensees as well as increased demand in the Company's existing offices and the addition of new offices. Approximately $21.8 million of the sales increase in the 1997 fiscal period is the result of the licensee acquisition noted above. Sales of services for the 36 week period ended July 12, 1997 increased 25.8%, 30.5% and 9.7%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the 36 week period ended July 6, 1996.

License fees decreased $800,000 or 38.3% for the 36 weeks ended July 12, 1997 as compared to the 36 weeks ended July 6, 1996. License fees decreased approximately $1.2 million due to the acquisition of one of the Company's licensees as noted above. Approximately $470,000 of the license fees for the fiscal 1996 period was associated with a major customer of one of the Company's licensees. The contract with this licensee's customer was completed on December 31, 1995. These decreases were partially offset by new entrants to the license program as noted in the discussion of the results of operations for the third quarter of fiscal 1997.

COSTS OF SERVICES. Costs of services increased $60.8 million or 25.9% for the 36 week period ended July 12, 1997 as compared to the 36 week period ended July 6, 1996. Gross margin decreased from 21.8% in the fiscal 1996 period to 20.9% for the same period of fiscal 1997 due to the same factors as noted above for the third quarter of fiscal 1997.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $1.7 million or 14.0% for the 36 weeks ended July 12, 1997 as compared to the 36 weeks ended July 6, 1996. This increase resulted from an increase in franchise agents' gross profits of 12.8% due to the addition of new offices, acquisitions and increased demand in existing offices. As a percentage of sales of services and license fees, franchise agents' share of gross profit decreased

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


to 3.7% for the fiscal 1997 period as compared to 4.1% for the same period of fiscal 1996, representing a change in the relative sales mix of franchise agent versus Company-owned offices.

SELLING AND ADMINISTRATIVE EXPENSES(INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $11.0 million or 24.5% for the 36 week period ended July 12, 1997 as compared to the same period for fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses were 15.0% in both the fiscal 1997 and 1996 periods.

INTEREST EXPENSE. Interest expense increased $112,000 or 12.1% for the 36 weeks ended July 12, 1997 as compared to the 36 weeks ended July 6, 1996 due to the same factors as noted above for the third quarter of fiscal 1997.

PROVISION FOR INCOME TAXES/PRO FORMA PROVISION FOR INCOME TAXES. The provision for income taxes for the 36 week period ended July 12, 1997 was $3.0 million as compared to the pro forma provision for income taxes for the 36 week period ended July 6, 1996 of $2.9 million. The effective income tax rate was 40.4% for fiscal period 1997 as compared to a pro forma effective income tax rate of 38.6% for the fiscal 1996 period.

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

Net cash flows used by operating activities for the 36 week period ended July 12, 1997 were $569,000 as compared to cash flows provided by operating activities of $6.5 million for the 36 week period ended July 6, 1996. The decrease in cash flows is due to a combination of factors. Operating cash flows were reduced by the Company's fiscal 1996 change in status from a nontaxable entity to a taxable entity and the payments of federal and state income taxes and timing differences arising from the change. Operating cash flows were further reduced as a result of a reduction in cash flows from licensees, primarily as a result of an increase in fiscal 1997 receivables from licensees. Receivables from licensees increased due to the addition of new licensees and the absence of cash flows related to the fiscal 1996 collection of outstanding receivables from a major customer of one of the Company's licensees whose contract was completed on December 31, 1995. Additionally, cash flows were negatively impacted by higher levels of accounts receivable at July 12, 1997, partially due to sales growth, but also due to an

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


increase in the overall aging of receivables. Partially offsetting these cash flow reductions were increased accounts payable and accrued liabilities levels.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $3.8 million for the 36 weeks ended July 12, 1997 and $4.4 million for the 36 weeks ended July 6, 1996. The capital expenditures for the fiscal 1997 and fiscal 1996 periods include expenditures of approximately $1.9 million and $1.7 million, respectively, for the Company's management information systems, including expenditures to provide additional search and retrieval capabilities, to implement additional modules to streamline the processing functions, to upgrade to a newer version of its payroll software and to expand its hardware capabilities. Further, the Company is in the process of upgrading and converting its medical and business services financial accounting and reporting systems. It is anticipated that as a result of these ongoing system enhancements, capital expenditure levels for fiscal 1997 will likely meet or exceed those of fiscal 1996, and that the increased levels of spending for these systems will continue into fiscal 1998. However, there can be no assurance that the costs of the planned systems enhancements will not exceed anticipated costs as a result of delays in implementation and transitional costs, which would increase the Company's capital needs. Such increased costs could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has no other significant commitments for capital purchases.

During the 36 weeks ended July 12, 1997 and July 6, 1996, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $4.6 million and $3.8 million, respectively. Payments of approximately $2.8 million for the fiscal 1996 period were for the acquisition of the operations of one of the Company's licensees and one of the Company's franchise agents. Payments of $1.0 million related to acquisitions are due for both fiscal 1998 and fiscal 1999 with additional consideration contingent on either sales or gross profits of the acquired businesses in future periods.

During the fiscal period ended July 12, 1997, the Company increased borrowings by a net $14.5 million primarily to provide working capital to support the Company's growth and operations and to fund acquisitions. Distributions to stockholders totaled $2.5 million for the 36 week period ended July 12, 1997 representing the remaining undistributed S corporation earnings of the Company. The Company does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.

The Company's credit facility provides for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on September 30, 1997 to a six-year fully amortized term loan in an amount up to $21.8 million. As of July 12, 1997, the Company had $21.7 million available under its term loan and revolving credit facility, consisting of $1.8 million available for direct advances, $5.0 million for

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


irrevocable standby letters of credit and $14.9 million under the non-revolving line of credit to be used for acquisitions.

During the second quarter of fiscal 1997 the Company repurchased 100,000 shares of common stock on the open market for aggregate cash consideration of $966,000. Additionally, during the fourth quarter of fiscal 1997 the Company repurchased 19,000 shares of common stock for aggregate cash consideration of $213,000. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. As of August 26, 1997, a total of 41,916 shares had been reissued under the employee stock purchase plan with aggregate cash proceeds of $293,000. When treasury shares are reissued, any excess of the acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings.

The Company's current credit facility expires on March 31, 1998 and the Company is evaluating whether to renegotiate its credit facility and may also pursue other available financing alternatives. The Company believes that cash provided from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.       LEGAL PROCEEDINGS

                   The Company is not currently a party to any litigation that could have a material adverse effect on its business, results of operations, financial position or cash flows. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents, and administrative claims and lawsuits brought by employees or former employees.

Item 2.       CHANGES IN SECURITIES

                   Not applicable.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                   Not applicable.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not applicable.

Item 5.       OTHER INFORMATION

                   Not applicable.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits

                                    EXHIBIT INDEX
Exhibit
Number                             Description
-------                            -----------


10.8.3 Third Amendment to Credit Agreement and Assumption Agreement dated as of March 31, 1997.
27.1          Financial Data Schedule

-------------------


                   (b)  Reports on Form 8-K

                        No reports on Form 8-K were filed in or for the 36 week
              period ended July 12, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WESTERN STAFF SERVICES, INC.


    AUGUST 26, 1997                  /s/   Paul A. Norberg
    ----------------              ----------------------------
          Date                             Paul A. Norberg
                                  Executive Vice President, Chief Financial
                                         Officer and Director