Form 10-K405
period 1997-11-01
WESTERN STAFF SERVICES INC
filed 1998-01-30
CIK 931911

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


                                  ---------------

                                     FORM 10-K

                                   --------------

(MARK ONE)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended November 1, 1997


                    OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from          to
                                   ---------    ---------


                         COMMISSION FILE NUMBER      027130



                            WESTERN STAFF SERVICES, INC.

               (Exact name of registrant as specified in its charter)

                DELAWARE                                 94-1266151
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


                                  301 LENNON LANE
                        WALNUT CREEK, CALIFORNIA 94598-2453
                (Address of principal executive offices) (Zip Code)


                                      (510)930-5300


                 Registrant's telephone number, including area code


            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        None


             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       Common Stock, $0.01 par value per share


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No


     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $60,891,598 as of December 31, 1997, based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each executive officer and Director and by each person who beneficially owns more than five percent (5%) of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

     10,262,198 shares of the Registrant's $0.01 par value Common Stock were outstanding as of December 31, 1997.


                        DOCUMENTS INCORPORATED BY REFERENCE.


     The following documents (or portions thereof) are incorporated by reference into the Parts of the Form 10-K.

     Definitive Proxy Statement related to the Company's 1998 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).



                                 TABLE OF CONTENTS

                                                                     Page Number

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
     Item 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . .    5
     Item 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . .    28
     Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .    28
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.    29

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . .    30
     Item 6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . .    32
     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .    34
     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .    47
     Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . .    48

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49
     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .    49
     Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .    53
     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT . . . . . . . . . . . . . . . . . . .    53
     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . .    53

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53
     Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .    53

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

OVERVIEW

     The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs. The Company has nearly 50 years of experience in the staffing industry and operates 400 offices in 44 states and the District of Columbia as well as Guam and five foreign countries. At November 1, 1997, the end of the Company's fiscal year, approximately 65%
of these offices were owned by the Company, 30% were operated by franchise
agents and 5% were operated by licensees.   The Company's two primary lines of
business are business services and medical services.

     The Company was founded in 1948 and incorporated in California in 1954. In October 1995, the Company reincorporated in Delaware. The Company's executive offices are located at 301 Lennon Lane, Walnut Creek, California 94598-2453, and its telephone number is (510) 930-5300. The Company transacts business through its subsidiaries, the largest of which is Western Staff Services (USA), Inc., a California corporation, that is the primary operating entity.

     References in this Form 10-K to (i) the "Company" or "Western" refer to Western Staff Services, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) "franchise agents" refer to the Company's franchisees in their role as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

BUSINESS SERVICES

     SERVICES. The Company provides essential support personnel to serve clerical, light industrial, and light technical staffing needs of customers through a network of offices. At November 1, 1997, the Company's business services comprised 340 offices and represented approximately 92.0% of the Company's fiscal 1997 sales, excluding license fees. In the light industrial segment, the Company's temporary personnel perform light-duty, labor intensive tasks, such as unskilled and semi-skilled assembly, packaging, warehousing, manufacturing and mail-house support. The Company's temporary clerical personnel typically perform tasks such as telemarketing, customer service, word processing, copying, data entry and reception. The Company's temporary personnel in the light technical segment provide services such as help desk support, laboratory testing and support and quality control.

     As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally non-exclusive, of a short-term nature and subject to termination by the customer with little or no notice. During fiscal 1997 and fiscal 1996, no single customer of the Company accounted for more than 1.0% and 1.5%, respectively, of the Company's sales, excluding license fees. Nonetheless, the loss of any of the Company's significant customers would have an adverse effect on the Company's business, results of operations, cash flows and financial condition. The Company is also subject to credit risk associated with its trade receivables. Should any of the Company's principal customers default on a large receivable, the Company's business, results of operations, cash flows and financial condition could be adversely affected.

     RECRUITING OF EMPLOYEES. The Company's branch offices interview and test prospective employees using automated testing programs developed by outside vendors. These programs can be customized to meet the particular desires and needs of each of the Company's customers. In addition, branch office managers are afforded flexibility in the recruiting process, so that the pool of available temporary employees in each office may be tailored to meet the specific needs of customers in local markets.

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

     The Company competes for customers and qualified temporary personnel with other full service providers, as well as specialized temporary services firms and home care providers. Many of these competitors have greater marketing, financial and other resources than the Company. In addition, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company to accept permanent employment with customers of the Company. The Company may, in the future, encounter difficulty in recruiting sufficient temporary employees of the caliber the Company is committed to providing to its customers. In addition, during periods of decreased unemployment, the Company may incur increased expenses associated with recruiting qualified temporary employees. The Company's inability to attract and retain a sufficient number of additional qualified temporary employees to support the Company's projected growth or the loss of a significant number of qualified temporary employees could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

     INTERNATIONAL OPERATIONS. The Company's international operations consist of 52 offices, 21 in the United Kingdom, 17 in Australia, four in New Zealand, four in Denmark and six in Norway. All of these offices are presently Company-owned and they provide business services. Through these offices, the Company offers temporary personnel in the light industrial and clerical support areas. In addition, the international offices supply permanent employment placements. The Company employs a managing director for each country who oversees all of the Company's operations in that country. For fiscal 1997, 12.6% of the Company's sales, excluding license fees, were derived from the Company's international operations, and sales for the international operations increased 23.2% as compared to fiscal 1996. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations, greater working capital requirements and political and economic instability. A portion of the Company's sales outside of North America are denominated in local currencies, and accordingly, the Company is subject to the risks associated with fluctuations in currency rates. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results, cash flows and financial condition.

     SPECIAL PROGRAMS.  The Company no longer conducts the Santa Program and the
Photo Program.   The Santa Program provided fully costumed and trained Santas and Santa helper personnel to retail stores and small shopping centers. The Company's Photo Program sold photos and related items on a retail basis at major shopping centers and malls across the country utilizing the Company's personnel and digital and instant photography and video equipment for major seasonal events such as Christmas and Easter. The division that conducted those special programs was sold in the fourth quarter of fiscal 1997. The impact of the sale was not material to the Company's revenues.

MEDICAL SERVICES

     The Company provides temporary personnel to serve an array of home care and institutional health care needs, including registered nurses, licensed practical/vocational nurses, physical, occupational and speech therapists, medical social workers, certified home health and personal care aides, home care companions, and allied health personnel such as pharmacists, medical technicians and phlebotomists. Approximately half of the medical services division's
personnel are licensed.   In the third quarter of fiscal 1997, the Company
formed a new California corporation known as Western Medical Services, Inc. and transferred the division's assets and liabilities to that subsidiary. During fiscal 1997, approximately 69.1% of the Company's medical services health care sales were derived from home care services and 30.9% were derived from
institutional staffing.   At November 1, 1997,  the medical services subsidiary
comprised 60 domestic offices and contributed approximately 8.0% of the Company's sales, excluding license fees.

     In home care, a registered nurse or appropriate home care professional initially assesses the home care case, then devises a plan of treatment for doctor approval, provides the necessary treatment, examines and records the patient's progress, and makes periodic reports to the physician or case manager. Physical, occupational and speech therapists as well as medical social workers provide specialized treatment as needed to ensure maximum patient recovery. Certified home health aides are trained to assist the ill, elderly or disabled in their normal daily functions. Home care companions provide companionship and attend to other social and personal needs in the patient's home but do not provide hands-on care. The medical services subsidiary provides health care personnel for institutional staffing in hospitals, nursing homes, clinics, other health care facilities, and prisons. Institutional staffing consists mainly of RNs, LPNs/LVNs, certified nurse aides and allied health personnel such as pharmacists, phlebotomists and x-ray and lab technicians.

     The Company's medical services subsidiary places temporary personnel in private homes with limited on-site supervision, thereby subjecting the Company to the risks of malpractice and other types of claims. Although the Company has policies and guidelines in place to reduce its exposure to these risks and carries insurance, a failure to follow these policies and guidelines may result in negative publicity and the payment by the Company of monetary damages or fines.

     The Company's marketing efforts for health care services are based on a team approach, with its national medical contracts department working with the local market operators to identify national, regional and large local sales opportunities. The Company's national medical contracts department's marketing efforts principally involve direct sales presentations to large organizations, including managed care organizations and independent physicians' associations. The branch office's marketing program consists largely of direct sales presentations to case managers, physicians, discharge planners, insurance companies, social service agencies and facility administrators. Sales representatives are employed in most of the branch offices. The Company advertises in the Yellow Pages, newspapers, magazines and trade publications, and through exhibits at various health care conferences. The

Company also has existing relationships with state and local governmental referral services with which the medical services subsidiary conducts business under non-exclusive contracts.

     In order to maintain quality control, the medical services subsidiary sets policy and procedures for Company-owned, franchise agent and licensed offices through a Governing Body, an internal oversight authority. These procedures include guidelines for compliance with local, state and federal regulations, improving quality of service, hiring criteria, training programs and professional guidance.

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

     A number of states have adopted laws regulating companies that provide health care services. In many of the states, the Company need only be licensed. The laws of some of these states have the effect of limiting or prohibiting the Company's ability to provide certain services and to establish or expand its medical operations. In addition, Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation has become important in providing home health care services. As of December 31, 1997, 16 of the Company-owned offices, six franchise agent offices and three licensed offices were accredited by JCAHO. Applications for JCAHO accreditation are pending for one franchise agent office and four licensed offices. Failure to obtain such accreditation or delays in the accreditation process could adversely affect the ability of the Company to compete in the home health care services area.


     The Company began to serve Medicare patients in fiscal 1992. 28.5% of the Company's medical services sales in fiscal 1997 were attributable to Medicare services (2.3% of the Company's total sales of services and license fees). Over half the Company-owned offices in the medical services subsidiary were certified to provide home health care services to Medicare patients as of December 31, 1997.

OPERATIONS

     The Company operates through a network of 400 offices in 44 states and the District of Columbia as well as Guam and five foreign countries. In addition, the Company establishes from time to time recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with branch, area, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, business mix and advertising. The Company seeks highly talented managers and entrepreneurs who are capable of operating independently and who will succeed within the Company's decentralized branch office structure. The Company provides its decentralized branch offices with support from its corporate headquarters in such areas as billing, payroll, credit granting, receivables aging analysis, collections, risk management programs, workers' compensation and state unemployment insurance, marketing support, quality standards, guidance in hiring and training of temporary personnel, operating procedures, customer services, training materials and advice on legal and regulatory matters.

     The general level of economic activity significantly affects the demand for temporary personnel. As economic activity has slowed, the use of temporary employees often has been curtailed before permanent employees have been released. In addition, an economic downturn may adversely affect the demand for temporary personnel and may have a material adverse effect on the Company's business, results of operations, cash flows and financial condition. As economic activity has increased, temporary employees often have been added to the work force before permanent employees have been hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary services firms for qualified temporary personnel is intense. Further, the Company may face increased competitive pricing pressures during such periods. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders or that such pricing pressures will not adversely affect the Company's business, results of operations, cash flows and financial condition.

     The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs and to expand operations, and the availability of sufficient personnel. In addition, the Company's results of operations could be adversely affected by severe weather conditions in regions where it operates its business. While the Company has recorded operating income in each of the past five fiscal years, there can be no assurance that it will be able to sustain profitability or that conditions will not have a material adverse effect on its business, results of operations, cash flows and financial condition. Due to all of the foregoing factors, the Company has experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event has had, and would likely have, a material adverse effect on the price of the Company's Common Stock.

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

     The Company's performance depends in part upon its ability to identify, develop and retain qualified employees, particularly branch office, area, regional and zone managers. The Company recruits such personnel from a limited pool of available applicants. In addition, given the relatively decentralized nature of the Company's business, the Company is heavily dependent on the performance and productivity of its branch office managers. The Company establishes performance standards for branch office managers, and, to the extent these standards are not met, its business, results of operations, cash flows and financial condition could be adversely affected. From time to time, the Company has terminated branch office managers who have failed to meet its performance standards. There can be no assurance that the Company will be able to continue to identify, develop and retain qualified managers or that existing or new branch office managers will be able to meet performance standards set by the Company. In addition, in fiscal 1996, the Company introduced new, incentive-based plans for the compensation of office, area, regional and zone managers. The loss of some of its key managers could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition, particularly its ability to establish and maintain customer relationships.

     In addition, the Company is highly dependent on its senior executives, including W. Robert Stover, its Chairman and Chief Executive Officer, Michael K. Phippen, its President and Chief Operating Officer, and Paul A. Norberg, its Executive Vice President and Chief Financial Officer, and on the other members of its executive management team. The Company has entered into an employment agreement with its Chief Executive Officer for continuing employment until he chooses to retire or until his death. The Company does not have employment agreements with its other senior executives, but the Company has entered into employment agreements with certain other members of its executive management team. The loss of the services of any of these key personnel or the inability to attract, retain and motivate sufficient numbers of qualified key employees could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

     The Company plans to pursue strategic acquisitions of independent temporary services firms. The Company may also consider further acquisitions of franchise agents and licensees. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations or expand into new markets. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that a material acquisition will be completed should any negotiations commence. If the Company proceeds with a relatively large acquisition, and the consideration is in the form of cash, a substantial portion of the Company's cash and surplus borrowing capacity could be used to consummate such an acquisition. There can be no assurance that the Company will be able to integrate any such acquisitions in a timely manner without substantial costs or delays or other problems. Once integrated, the acquired entities may not achieve levels of sales, profitability or productivity comparable to the Company's existing offices or perform as otherwise anticipated. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of key personnel, unanticipated problems or legal liabilities, the integration of management information systems, and the amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition. To date, the acquisitions consummated by the Company have not been material. If the Company were to proceed with a substantial acquisition relative to its operations, the risks of integration would be increased.

The following table sets forth information as to the number of offices in operation as of the dates indicated.


                              NOV. 1,   NOV. 2,   OCT. 28,  OCT. 29,  OCT. 30,
                              1997      1996      1995      1994      1993
                              -------   -------   --------  --------  --------
Number of Offices: (1)
  Company-owned. . . . . . .    259       237       214      187        179
  Franchise agent. . . . . .    120       119       106       99         97
  Licensed . . . . . . . . .     21        14        21       16          5
                               ----      ----      ----      ----      ----
     Total . . . . . . . . .    400       370       341      302        281
                               ----      ----      ----      ----      ----
                               ----      ----      ----      ----      ----

Business Services:
  Domestic . . . . . . . . .    288       280       263      232        213
  International. . . . . . .     52        47        44       41         38
                               ----      ----      ----      ----      ----
     Sub-total . . . . . . .    340       327       307      273        251
Medical Services . . . . . .     60        43        34       29         30
                               ----      ----      ----      ----      ----
     Total . . . . . . . . .    400       370       341      302        281
                               ----      ----      ----      ----      ----
                               ----      ----      ----      ----      ----

---------------
(1)  Excludes Company-owned recruiting offices.

     COMPANY-OWNED OFFICES

     Employees of each Company-owned office report to a manager who is responsible for day-to-day operations and the profitability of that office. Office managers generally report to area and/or regional managers. As of December 31, 1997, there were two zone managers and 15 regional managers within the Company's management structure headquartered in their respective geographic areas as well as three regional managers of the medical services subsidiary. In addition to salary, in the Company's business services branch offices, commissions may be earned by all domestic and some international employees. These commissions are based on the gross profit dollars per full-time equivalent employee to motivate employees to maximize the growth and profitability of their offices. In addition, office, area, regional and zone managers are eligible to participate in a return on sales incentive plan that compensates them on a formula based on the net income achieved in their office, area, region or zone.

     FRANCHISE AGENT OFFICES

     The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of November 1, 1997, the Company's 70 franchise agents operated 120 franchise agent offices.

     Franchise agent and licensed operations comprise a significant portion of the Company's sales of services and license fees. For fiscal year 1997 and fiscal year 1996, 27.4% and 31.3%, respectively, of the Company's sales of services and license fees were derived from such operations. The Company's ten largest franchise agents for fiscal 1997 (based on sales volume) accounted for 10.1% of total Company sales, excluding license fees. The loss of one or more of the Company's franchise agents or licensees and the associated loss of customers and sales could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

     Since November 1993, 39 new franchise agents and four licensees have joined the Company's network, and 29 franchise agents and one licensee had ceased their affiliation with, or been purchased by, the Company before the expiration of their franchise agent or license agreements. The Company's franchise agent and license agreements contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent agreements. In the past five fiscal years, the Company has commenced a total of four actions to enforce the non-competition covenants. Two of those actions were resolved in the Company's favor, and two such actions are presently pending.

     Under the Company's franchise agent program the franchise agent, as an independent contractor, is responsible for establishing and maintaining an office and paying related administrative and operating expenses, such as rent, utilities and salaries of their branch office staff. Each franchise agent functions as a limited agent of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise functions as an independent contractor. As franchisor, the Company is the employer of the temporary employees and the owner of the customer accounts receivable. The Company is responsible for providing start-up materials and supplies, training the franchise agent and occasionally assisting on-site, aiding in bids for national accounts and paying the wages of the temporary employees and all related payroll taxes and insurance. As a result, the Company provides a substantial portion of the working capital needed for the franchise agent operations. The Company also provides the use of the Company's payroll and information services to manage information regarding temporary employees and customers. In addition, the franchise agent agreements relating to the medical services subsidiary contain a separate agreement that covers home health agency business, including Medicare reimbursement. Franchise agent agreements have an initial term of five years and are renewable for multiple five-year terms.

     Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively. Franchise agents receive a commission from the Company based on the total hours billed for the services of temporary employees, which generally ranges from 48.0% to 68.0% of the gross profit from the franchise agent operation (including a partial
reimbursement for advertising costs).   A new program was implemented in
fiscal 1995 for medical franchise agents which provides that the Company will receive 8.0% of gross sales regardless of hours billed (except for Medicare services, which are cost reimbursed). This sales program also has been implemented for the light industrial and clerical franchise agent offices. Current franchise agents have been given the option to change to this program. This program is being offered as the standard program for new franchise agents, other than those converting from an independent staffing operation to a franchise. As of November 1, 1997, 19 clerical and light industrial franchise agents were participating in this program, two clerical and light industrial franchise agents had elected to convert, one licensee had reverted to a franchise agent and joined this program, and there were eleven medical franchise agents as well as three medical licensees also participating.

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

     Franchise agents are required to follow the Company's operating procedures and standards in recruiting, screening, classifying and retaining temporary personnel. Under the Western name, the franchise agent solicits orders for temporary employees from customers and assigns the Company's temporary employees to customers in response to such orders. In an effort to control liability associated with workers' compensation claims, the Company's risk management and insurance department works closely with franchise agent offices in evaluating job assignments and seeking to promote sales while effectively managing risks. The Company handles all government withholding, quarterly reports and W-2s, and maintains comprehensive insurance coverage for all temporary employees sent on assignment by franchise agent offices. In addition, through on-site safety and quality assurance inspections, franchise agent offices evaluate risks and check compliance with state and federal safety regulations. In some cases, the Company may, in conjunction with the Company's insurance carrier, employ the services of a professional loss control engineer.

     LICENSED OFFICES

     The Company introduced its licensing program for business services in fiscal 1993 as an alternative to its franchise agent program. In addition, in December 1995, the Company began offering the license program through its medical services division to independent owners who wished to affiliate with the Company. Under the Company's license program the licensee is the employer of the temporary employees and the owner of the customer accounts receivable. In addition, the medical licensee retains the home health agency license and Medicare certification, if any, in its name. The Company retains 8.0% of the non-Medicare gross sales as a service fee and charges a service fee per visit for Medicare services.

     The Company grants licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel, light technical temporary personnel or medical services temporary personnel within a designated geographic area. Licensees receive the same basic training from the Company as franchise agents and attend seminars, participate in marketing programs and utilize the Company's sales literature. The Company also assists its licensees in obtaining business from its national accounts and provides them
with national, regional and cooperative local advertising.    As of November 1,
1997, the Company's seven licensees operated 21 licensed offices.

     Licensees operate within the framework of the Company's policies and standards. They recruit and employ temporary employees according to the Company's guidelines, and pay them using the Company's payroll procedures. However, licensees must obtain their own workers' compensation, liability, fidelity bonding and state unemployment coverage, which determine their payroll costs. The Company bills all licensees' customers and collects their remittances. The Company charges a fee to each licensee based on the total hours worked by their temporary employees, generally ranging from 32.0% to 52.0% of the gross profit from the licensed operation, except that Medical licensees are charged 8.0% of sales and a per visit fee for Medicare business. This license fee is in return for the exclusive license rights and other services, including billing and payroll processing services and financing of the receivables. This fee is included in the Company's Consolidated Financial Statements as license fees. License agreements are for a term of five years and are renewable for multiple five-year terms.

     As a service to its licensees, the Company finances the licensees' temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees' accounts receivable, tangible and intangible assets, and the license agreements. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of the Bank of America NT & SA plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits.

MANAGEMENT INFORMATION SYSTEMS

     BUSINESS SERVICES

     The Company believes that its management information systems are critical to the performance of its operations. The Company's management information systems include a billing and payroll application which is designed to provide timely and accurate payment for temporary employees and billings to the Company's customers. The Company provides the ability to print checks at many remote offices the morning after receipt of the time card. The Company's management information systems also provide for tax reporting in all states in which offices are located, including processing all types of gross pay calculations and deductions. Most of the employees of the domestic Company-owned, franchise agent and licensed offices are served by the Company's system of remote site personal computers. All offices that currently are not linked by personal computer to the system submit billing and payroll information by facsimile or overnight delivery services to the Company's headquarters for processing. The remote site system is supported by the Company's in-house technical support department, which is responsible for computer installations, training and technical support.

     In fiscal 1994 the Company began implementing new management information systems to enhance billing, payroll and management reporting using Peoplesoft Payroll and Oracle Financials within an Oracle database. Under this system, centralized computer server systems, interfaced with Pentium-Registered Trademark---based computers in branch offices, support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability. In addition, the system provides a comprehensive contract administration module to help produce a standardized graphics presentation package. Office automation provides the branch offices with direct access to data for a variety of purposes, such as mailings, ad hoc customer queries and accounts receivable monitoring. Certain of the Company's offices serve as processing sites to support the Company's domestic business services offices. One processing site may support more than one office.

     As of November 15, 1997, the Company had completed the conversion of essentially all its domestic business services processing sites to the payroll and billing portion of the new system. The Company purchased a custom search and retrieval program in the first quarter of fiscal 1997, but is currently in litigation with the software vendor and the process of integrating the program into the existing payroll and billing system therefore has been delayed. The
Company is evaluating alternative search and retrieval products.   The Company
is streamlining the processing functions of the payroll and billing system. The Company also is in the process of evaluating available hardware and programming options to increase the capacity of the processing system to meet projected volume increases. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and intends to spend additional funds in fiscal 1998 and beyond to upgrade these systems. The Company incurred substantial labor and other costs to operate both the old and new systems. The Company believes that its enhanced and planned systems will support anticipated revenue growth and will allow for operating efficiencies in future years; however, there can be no assurance that these planned systems will be successfully implemented. The Company has in the past discovered software defects when new software programs or new versions of software programs were installed and as a result may in the future experience delays or increased costs to correct such defects. The failure to implement these enhancements or the existence of software defects or significant delays in the implementation of these enhancements could have a material adverse effect on the Company's
business,  results of operations, cash flows and financial condition.   The
Company believes that its management information systems are relatively free of "Year 2000" issues and that costs to be incurred to address such issues will not have a significant impact on the Company's business, results of operations, cash flows and financial condition.

     MEDICAL SERVICES

     The medical services subsidiary is no longer dependent upon the Company's general information system for a number of its services, including providing payroll services for its temporary employees and customized billing services for its customers. The medical services subsidiary has nearly completed the migration from the Company's general information system to a comprehensive,
industry-specific clinical and financial accounting and reporting system.    The
majority of the medical offices were converted to the new system by the end of
fiscal 1997.   The system was acquired from a nationally known medical
information system company. It is designed to organize and present information in a manner that facilitates the ability of the Company to obtain appropriate and timely reimbursement under Medicare and other programs through electronic billing, while integrating the financial and clinical information which is vital
to future managed care controls.   The Company anticipates completion of the
conversion of the seven remaining medical offices in the first quarter of fiscal
1998.   There can be no assurance that the system conversion timetable will be met or that the cost of the system conversion will not exceed current estimates. Any such delay or cost increase could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

     The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500,000 per claim for policy year 1997 and $350,000 per claim for policy years 1996 and 1995. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuary and makes changes to the rates as necessary based primarily upon historical loss trends. Each year, the Company adjusts its historical accruals to the actuarially developed estimate of the ultimate cost for each open policy year. The overall accounting principles and procedures applied by the Company and the overall assumptions and methodology used by the Company's outside actuary to estimate the ultimate costs to be incurred under the workers' compensation program have been consistent for all periods presented.

     As a result of improvements in loss trends during fiscal 1994 and fiscal 1995, the accrual adjustments resulted in decreased workers' compensation costs in fiscal 1994 and fiscal 1995. Management adjusted the basic accrual rates downward for fiscal 1996 as a result of those trends. An analysis of the actual fiscal 1996 claim activity indicated that claim counts increased that year at a level that was generally consistent with overall increases in business activity; however, the average severity of fiscal 1996 claims had increased compared to previous years resulting in overall higher costs for fiscal 1996. As a result of those trends, the Company reached an agreement in January 1997 with its insurance carrier to settle all fiscal 1996 claims and transferred the risk of possible adverse development to the insurance carrier. The Company was able to settle the fiscal 1996 claims at a cost which was equal to the fiscal 1996 accruals resulting in no additional charges for policy year 1996. However, as a cautionary measure, the Company increased its basic accrual rates in fiscal 1997 by about 10%. The Company carefully reviewed the fiscal 1996 claim trends to determine the specific causes for the increased severity of the claims. By shifting the fiscal 1996 workers' compensation claim responsibility to the insurance carrier, the Company re-directed its risk management resources towards more aggressive loss control programs as well as intensified claim investigation techniques and settlement tactics for the remaining open policy years (1992 through 1995 and 1997) and for the current policy year (1998). However, there can be no assurance that the Company's programs to control worker's compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase worker's compensation accruals.

COMPETITION

     The temporary staffing industry is highly competitive and fragmented and characterized by limited barriers to entry. The Company believes that the majority of commercial and health care temporary staffing companies are local, full service or specialized operations with less than five offices. Within local markets, these companies actively compete with Western for business, and in most of these markets no single company has a dominant share of the market. The Company also competes with larger full service and specialized competitors in national, regional and local markets. The principal national competitors are Adecco SA, Interim Services, Inc., Kelly Services, Inc., Manpower Inc., Norrell Corporation, Remedy Temp, Inc., Robert Half International, Inc. and The Olsten Corporation. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or maintain gross margins, and which could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

     The Company believes that the competitive factors in obtaining and retaining customers include an understanding of customers' specific job requirements, the ability to provide temporary personnel in a timely manner, the monitoring of quality of job performance and the price of services. The Company has experienced pricing pressure in all areas of its business and expects these pressures to continue. The Company believes that primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. In addition, the entire staffing industry is faced with recruiting challenges due to low unemployment rates. There can be no assurance that the Company will be able to compete successfully with the companies mentioned above or with new market entrants.

GOVERNMENTAL REGULATION

     The Company's sales of franchises and licenses is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. The Company has either registered, or been exempted from registration, in 14 of the 15 states which require registration in order to offer franchises or licenses. In one of the 15 states, the Company has not yet sought registration and is therefore not currently authorized to offer franchise or license arrangements. The Company is in the process of amending various registrations to reflect the medical services subsidiary's status as a franchisor.

     Legislative changes affecting the health care industry have been proposed from time to time in Congress and various states. Changes in the government's support of health care services, the methods by which such services are delivered and the prices for such services could each have a material adverse effect on the Company's business, results of operations, cash flows and financial condition. Of the Company's medical services sales in fiscal 1997, 28.5% were attributable to Medicare services (2.3% of the Company's total sales of services and license fees). Even if the ultimate impact on revenues of such changes were to be positive, there can be no assurance that the costs of adapting to such changes would not have a significant negative impact on future earnings of the Company.

     A number of states have adopted laws regulating companies that provide health care services. In many of the states, the Company need only be licensed. In 20 states, a certificate of need ("CON") from the state must be obtained to be a Medicare provider. CON laws restrict the types of care that may be provided and can limit or prohibit the Company's ability to provide certain services and to establish or expand its medical operations. CON requirements and restrictions vary substantially from state to state.

     Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation has become an important criterion in providing home health care services. As of December 31, 1997, 16 of the Company-owned offices, six franchise agent offices and three licensed offices were accredited by JCAHO. Applications for JCAHO accreditation are pending for one franchise agent office and four licensed offices. Failure to obtain such accreditation or delays in the accreditation process could adversely affect the ability of the Company to compete in the home health care services area.

EMPLOYEES

     The Company estimates that at November 1, 1997 it had approximately 40,500 temporary employees on assignment and employed approximately 1,138 regular staff. The Company believes that its relationships with its employees are good.

     The Company, as the employer, is responsible for and pays the regular and temporary payrolls, Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its temporary employees (including temporary employees assigned by franchise agents). The Company offers various insurance programs and other benefits for its temporary employees which are made available at the option of the branch office managers or franchise agents and licensees. In addition, temporary employees performing health care services are covered by professional liability insurance. As part of health care reform, federal and certain state legislative proposals have included from time to time provisions which would extend health insurance benefits to temporary employees who are not currently provided with such benefits. Due to the uncertainty associated with the ultimate enactment of any such health care reform initiatives and the form and content of any such initiatives once enacted, the Company is unable to estimate the impact any extension of health insurance benefits would have on its business, results of operations, cash flows and financial condition.

SERVICE MARKS

     The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company's service marks include Western Staff Services-Registered Trademark-, Western Temporary Services-Registered Trademark-, Western Medical Services-Registered Trademark-, Western Technical Services-Registered Trademark-,

Westaff-Registered Trademark-, Westemp-Registered Trademark-, Western Accounting Services-Registered Trademark-, Western Legal Services-Registered Trademark-, Accountants USA-Registered Trademark-, and Western Medical Services Home Health Agency-Registered Trademark-. The Company's application to federally register the service marks Western Independent Living-K- is still pending, and the Company also has filed applications to federally register Be a Temp-K- and USA Temp-K-. The Company assigned its University of Santa Claus-Registered Trademark- mark to the purchaser of the division that had conducted the Santa
Program and the Photo Program.   In addition, applications to federally register
the service marks WesCare Integrated Health Solution-K- and WesCare-K- that were filed by the Company and Omnicare, Inc. are still pending. Omni Care, Inc. is a provider of infusion and home medical equipment, with which the Company formed a limited liability company in furtherance of a joint venture to provide home health care and infusion services in the State of Ohio; however, that joint venture has been inactive since the second quarter of fiscal 1997.

ITEM 2.  PROPERTIES.

     The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. The Company owns five buildings, consisting of approximately 72,000 square feet, which house its corporate headquarters.

     In addition, as of December 31, 1997, the Company leased space for 259 Company-owned offices in the United States and abroad. The leases generally are for terms of one to five years, and expire at various dates from time to time. The Company believes that its executive office facilities are adequate for its needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently a party to any litigation that could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. However, from time to time the

Company has been threatened with, or named as, a defendant in lawsuits, including countersuits brought by former franchise agents, and administrative claims and lawsuits brought by employees or former employees.

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

                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock commenced trading on the Nasdaq National Market (Nasdaq) on April 30, 1996 under the symbol WSTF. The following table indicates the range of the high and low prices as reported by Nasdaq.

                                                       HIGH     LOW

                                                     --------  ------

     FISCAL 1996
       Third Quarter ended July 6, 1996. . . . . .   $18.125    $13
       Fourth Quarter ended November 2, 1996 . . .   $15.75     $11

     FISCAL 1997
       First Quarter ended January 25, 1997. . . .   $15.25     $ 9.00
       Second Quarter ended April 19, 1997 . . . .   $10.75     $ 6.75
       Third Quarter ended July 12, 1997(1). . . .   $11.25     $ 8.50
       Fourth Quarter ended November 1, 1997(1). .   $17.75     $10.75

     FISCAL 1998
       First Quarter ended January 24, 1998. . . .   $17.125    $16.25


     On December 31, 1997, the closing price of the Company's Common Stock on Nasdaq was $16.875 per share. As of December 31, 1997, there were 1,496 holders of record of Common Stock of the Company.

(1) Since the Company's quarters and fiscal year end on Saturdays, all high and low prices as reported by Nasdaq are given for the preceding Friday.

     The Company has paid no cash dividends on its Common Stock since its initial public offering. The payment of cash dividends depends on the Company's earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors. The Board of Directors intends to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's credit agreement contains covenants that prohibit the payment of dividends under certain circumstances. Accordingly, the Company does not anticipate declaring or paying any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.



                                                                         FISCAL YEAR
                                                    -------------------------------------------------------
                                                     1997           1996           1995           1994           1993
                                                     ----           ----           ----           ----           ----
                                                       (IN THOUSANDS EXCEPT NUMBER OF OFFICES AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

  Sales of services and license fees . . . . .     $ 576,808      $ 482,073      $ 399,663      $ 337,201      $ 280,512
  Operating income . . . . . . . . . . . . . .        17,331         15,296         12,233          9,556          2,665

  Net income . . . . . . . . . . . . . . . . .     $   9,556
                                                    --------
                                                    --------
  Net income per common share. . . . . . . . .     $    0.93
                                                    --------
                                                    --------
PRO FORMA DATA:

  Net income . . . . . . . . . . . . . . . . .                    $   8,771      $   7,462      $   5,604      $   1,327
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------
  Net income per common share. . . . . . . . .                    $    0.92      $    0.84      $    0.63      $    0.15
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------



BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital. . . . . . . . . . . . . . .     $  45,184      $  31,982      $  17,349      $  24,293      $  18,720
  Total assets . . . . . . . . . . . . . . . .       154,530        120,780         96,169         76,367         59,621
  Short-term debt. . . . . . . . . . . . . . .        21,298         11,193         16,838          3,895          4,354
  Long-term debt (excluding current portion) .        17,631          3,603          5,623          4,776          5,093
  Stockholders' equity . . . . . . . . . . . .        57,296         49,252         31,792         29,911         22,308

OTHER OPERATING DATA:
  Number of Offices (at end of period):
   Company-owned . . . . . . . . . . . . . . .           259            237            214            187            179
   Franchise agent . . . . . . . . . . . . . .           120            119            106             99             97
   Licensed. . . . . . . . . . . . . . . . . .            21             14             21             16              5
                                                   ---------      ---------      ---------      ---------      ---------
     Total . . . . . . . . . . . . . . . . . .           400            370            341            302            281
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------
SYSTEM REVENUE DATA (EXCLUDING LICENSE FEES):
  Business Services
   Domestic. . . . . . . . . . . . . . . . . .     $ 473,192      $ 418,546      $ 384,202     $  327,193      $ 234,251
   International . . . . . . . . . . . . . . .        72,554         58,872         48,528         35,641         26,279
                                                   ---------      ---------      ---------      ---------      ---------
     Total . . . . . . . . . . . . . . . . . .       545,746        477,418        432,730        362,834        260,530
   Medical Services. . . . . . . . . . . . . .        56,176         43,907         38,491         36,791         31,501
                                                   ---------      ---------      ---------      ---------      ---------
     Total system revenue. . . . . . . . . . .     $ 601,922       $521,325      $ 471,221     $  399,625      $ 292,031
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Western Staff Services, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding gross margins, workers' compensation costs, selling and administrative expenses, interest expense, capital expenditures, capital resources and management information systems. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in "Business".

Overview

The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company was founded in 1948 with an office in San Francisco, gradually expanding to 400 offices in the United States, the United Kingdom, Australia, New Zealand, Denmark and Norway.

The general level of economic activity significantly affects the demand for temporary personnel. As economic activity has slowed, the use of temporary employees often has been curtailed before regular employees have been released. In addition, an economic downturn may adversely affect the demand for temporary personnel and may have a material adverse effect on the Company's business, results of operations and financial condition. As economic activity has increased, temporary employees often have been added to the work force before regular employees have been hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. Further, the Company may face increased competitive pricing pressures during such periods. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders or that such pricing pressures will not adversely affect the Company's business, results of operations and financial condition.


Results of Operations

The following table sets forth, for the three most recent fiscal years, certain statement of operations data as a percentage of sales of services and license fees. Pro forma net income represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during fiscal 1996 and fiscal 1995. Historical net income is not presented for these periods in view of prior period S corporation status.

                                                      Fiscal Year
                                            ---------------------------------
                                             1997         1996       1995
                                             ----         ----       ----
Sales of services                            99.7%        99.4%      99.1%
License fees                                  0.3%         0.6%       0.9%
                                            ---------------------------------
Sales of services and license fees          100.0%       100.0%     100.0%
Costs of services                            78.7%        78.2%      77.5%
                                            ---------------------------------
Gross margin                                 21.3%        21.8%      22.5%

Franchise agents' share of gross profit       3.7%         4.0%       5.2%
Selling and administrative expenses          13.6%        13.6%      13.5%
Depreciation and amortization                 1.0%         1.0%       0.8%
                                            ---------------------------------
Operating income                              3.0%         3.2%       3.0%

Interest expense                              0.3%         0.2%       0.3%
Interest income                              -0.1%         0.0%      -0.1%
                                            ---------------------------------

Income before income taxes                    2.8%         3.0%       2.8%
Provision for income taxes (pro forma         1.1%         1.2%       1.0%
  for 1996 and 1995)                        ---------------------------------

Net income (pro forma for 1996 and 1995)      1.7%         1.8%       1.8%
                                            ---------------------------------
                                            ---------------------------------


Fiscal 1997 Compared to Fiscal 1996

Sales of Services and License Fees. Sales of services increased $95.6 million or 20.0% in fiscal 1997 as compared to fiscal 1996. The increase resulted from a 16.9% increase in billed hours and a 3.0% increase in average billing
rates per hour.   Billed hours increased primarily due to increased demand in the Company's existing offices, acquisitions and new office openings. Same store sales increased approximately 12.4% for fiscal 1997 as compared to fiscal
1996.   Acquisitions accounted for approximately $35.1 million of the increase in fiscal 1997 sales as compared to fiscal 1996. This includes sales from one of the Company's licensees that was acquired in the third quarter of fiscal 1996 and converted to Company-owned offices. Sales of services for fiscal 1997 increased 20.0%, 23.2% and 14.8%, respectively, for the Company's domestic business services, international business services and medical services, as compared to fiscal 1996. The increase in average billing rates reflects inflationary factors, the effects of the Company's gross profit improvement program implemented during the first quarter of fiscal 1997 and changes in the Company's overall business mix. Fiscal 1996 included fifty-three weeks while fiscal 1997 included fifty-two weeks.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $924,000 or 32.2% for fiscal 1997 as compared to fiscal 1996. Approximately $472,000 of the license fees for the fiscal year ended November 2, 1996 was associated with a major customer of one of the Company's licensees.
The contract with this licensee's customer was completed on December 31, 1995. License fees also decreased due to the acquisition of one of the Company's
licensees during the third quarter of fiscal 1996 as noted above.   During
fiscal 1997, three franchise agents converted to the license program and one licensee converted from the license program to the franchise program.

Costs of Services. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $76.6 million or 20.3% in fiscal 1997 as compared to fiscal 1996. Gross margin decreased from 21.8% in fiscal 1996 to 21.3% in fiscal 1997 due to downward competitive pressures on margins, particularly within the light industrial and clerical segments in which the Company operates, to the decrease in license fees
noted above and to higher workers' compensation costs.   In response to the
downward competitive pressures on margins, during the first quarter of fiscal 1997 the Company implemented a nationwide program directed toward maximizing gross margins by increasing prices on a national basis to select customers and targeting higher margin business. The

Company is seeing some positive results from its program with gross margins increasing from 20.4% in the first quarter of fiscal 1997 to 21.0%, 21.3% and 22.1%, respectively, for the second, third and fourth quarters of fiscal 1997. While competition within the staffing services industry remains high, with the current levels of low unemployment, the Company believes that opportunities exist to continue to improve gross margins in fiscal 1998. However, there can be no assurance that the Company will be successful in either increasing gross margins or eliminating any future decreases in gross margins.

A key component of the Company's costs of services is workers' compensation costs. Workers' compensation costs increased to 3.6% of direct labor in fiscal 1997 as compared to 3.3% of direct labor during fiscal 1996. This increase was primarily due to increases in the basic accrual rates for fiscal 1997. The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500,000 per claim for policy year 1997 and $350,000 per claim for policy years 1996 and 1995. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuary and makes changes to the rates as necessary based primarily upon historical loss trends. Each year, the Company adjusts it historical accruals to the actuarially developed estimate of the ultimate cost for each open policy year. The overall accounting principles and procedures applied by the Company and the overall assumptions and methodology used by the Company's outside actuary to estimate the ultimate costs to be incurred under the workers' compensation program have been consistent for all periods presented.

Based upon the Company's actuarial analysis for policy year 1997, the Company believes that its current accrual rates are appropriate. Accordingly, the Company currently estimates that the overall costs for workers' compensation as a percentage of direct labor will be generally consistent for fiscal 1998 as compared to fiscal 1997. The overall costs may vary depending upon the mix of business between clerical and light industrial. However, there can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.


Franchise Agents' Share of Gross Profit. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $2.1 million or 10.6% for fiscal 1997 as compared to fiscal 1996. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 4.0% during fiscal 1996 to 3.7% for fiscal 1997. This decrease is primarily the result of a decrease in the proportion of sales and gross profits for franchise offices as compared to Company-owned. During fiscal 1996 and fiscal 1997, the Company acquired the operations of six of its franchise agents and converted these offices to Company-owned offices.

Selling and Administrative Expenses (Including Depreciation and Amortization). Selling and administrative expenses increased $14.0 million or 19.9% for fiscal 1997 as compared to fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses were 14.6% in both fiscal 1996 and fiscal 1997. Fiscal 1997 included approximately $618,000 in severance costs associated with staff reductions in an effort to reduce costs. The relative volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profits declines relative to total sales, franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees. Excluding the effect of the six franchise conversions noted above, selling and administrative costs as a percentage of sales of services and license fees would have been 14.4% for fiscal 1997 and 14.5% for fiscal 1996. This reduction as a percentage of sales of services and license fees is primarily due to the spreading of fixed costs over a higher revenue base.

Selling and administrative costs for fiscal years 1995 through 1997 have been affected by the implementation of the payroll and billing portion of the Company's new management information system. Due to the comprehensive scope of the new system, which affects all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased expenses to administer and implement the new system. As of November 15, 1997, the Company had completed the conversion of essentially all of its domestic business services processing sites to the payroll and billing portion of the new system. In addition to the changes in the business services information systems, the Company is also in the process of completing the conversion of its medical services offices to a comprehensive clinical and financial accounting and reporting package. The majority of the medical offices were converted to the new system by the end of fiscal 1997 and there were seven remaining offices to be converted in the first quarter of fiscal 1998.

The Company is currently in the process of developing an integrated search and retrieval function within the payroll and billing system and streamlining the processing functions of the payroll and billing system. The Company is also in the process of evaluating available hardware and programming options to increase the capacity of the processing system to meet projected volume increases. Further, the Company is continuing to review its remaining financial accounting and reporting systems. As the Company has largely completed its system conversions to the payroll and billing and new medical systems and is no longer running on multiple systems, the Company anticipates that there may be opportunities to improve overall efficiencies and reduce certain corporate operating costs as a percentage of sales of services and license fees in fiscal 1998. However, as the information system and related costs represent only a portion of the total selling and administrative costs, there can be no assurance that the Company will be successful in reducing total selling and administrative costs as a percentage of sales of services and license fees.

Interest Expense. Interest expense increased $659,000 or 56.5% for fiscal 1997 as compared to fiscal 1996, reflecting higher average borrowings outstanding during the fiscal 1997 period to support acquisitions and internal growth. As a result of increased borrowings required to support the Company's growth and working capital needs, the Company anticipates higher interest expense in fiscal 1998.

Provision for Income Taxes. Provision for income taxes increased from pro forma $5.6 million for fiscal 1996 to $6.4 million for fiscal 1997, due primarily to the increase in income before income taxes of $1.5 million. The effective income tax rate increased from pro forma 39.0% for fiscal 1996 to 40.0% for fiscal 1997. The fiscal 1996 rate was lower due to income tax credits and the recognition of the benefit of foreign net operating loss carryforwards. The Company currently estimates that the effective tax rate for fiscal 1998 will be approximately 40.0%.

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

As a result of improvements in loss trends during fiscal 1994 and fiscal 1995, the accrual adjustments resulted in decreased workers' compensation costs in fiscal 1994 and fiscal 1995. Management adjusted the basic accrual rates downward for fiscal 1996 as a result of those trends. An analysis of the actual fiscal 1996 claim activity during the fourth quarter of fiscal 1996 had indicated that claim counts increased during fiscal 1996 at a level that was generally consistent with overall increases in business activity; however, the average severity of fiscal 1996 claims had increased compared to previous years resulting in overall higher costs for fiscal 1996. As a result of those trends, the Company reached an agreement in January 1997 with its insurance carrier to settle all fiscal 1996 claims and transfer the risk of possible adverse development to the insurance carrier. The Company was able to settle the fiscal 1996 claims at a cost which was equal to the fiscal 1996 accruals resulting in no additional charges for policy year 1996.

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

Selling and Administrative Expenses (Including Depreciation and Amortization). Selling and administrative expenses increased $13.3 million or 23.4% for fiscal 1996 as compared to fiscal 1995. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.3% in fiscal 1995 to 14.6% in fiscal 1996. The increases in selling and administrative expenses were largely due to the acquisitions of franchise agents and conversion of the franchise agent offices to Company-owned, write-off of public offering costs in fiscal 1995 and costs associated with new management information systems implemented by the Company.

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

Selling and administrative expenses included a $940,000 charge during the third quarter of fiscal 1995 to write-off deferred costs related to the Company's planned 1994 initial public offering (IPO) which was subsequently postponed. Excluding the charge for the IPO costs, selling and administrative expenses as a percentage of sales of services and license fees would have been 14.0% for the fiscal year ended October 28, 1995.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of external financing, including term loans, mortgage financing and bank lines of credit. The principal use of cash is for financing of accounts receivable, particularly during periods of growth. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing (or longer for medical receivables). As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Short-term borrowings used to finance accounts receivable follow a similar seasonal pattern.

Net cash provided from (used by) operating activities was ($5.3) million, $2.2 million and $7.4 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The decrease in cash flows from operating activities for fiscal 1997 as compared to fiscal 1996 is largely due to increases in due from licensees and decreases in deferred income taxes payable. Due from licensees increased in fiscal 1997 due to the net addition of one licensee in fiscal 1997. Furthermore, cash flows related to licensees in fiscal 1996 were positively impacted by the acquisition of one of the Company's licensees during the third quarter of fiscal 1996. This acquisition resulted in a decrease in due from licensees as collection of the licensee receivables was used to pay down the due from licensee. Due from licensees also decreased for fiscal 1996 as a result of the completion of the contract for a major customer of one of the licensees on December 31, 1995 and the collection of the outstanding receivables from this customer. Cash flows in fiscal 1997 were also negatively impacted by the payment of deferred taxes associated with the Company's change from the cash to the accrual basis in connection with the Company's initial public offering in fiscal 1996. Accounts receivable balances increased $23.4 million in fiscal 1997, $21.0 million in fiscal 1996 and $8.1 million in fiscal 1995. These increases are due to growth in operations and to increases in the average number of days outstanding for the receivables, particularly in fiscal 1997 and 1996, and largely due to the timing of Medicare reimbursements. The Company is in the process of implementing a number of procedures and incentive programs for both corporate and field staff in an effort to reduce the average number of days outstanding. However, there can be no assurance that these programs will be effective in improving the cash flow related to Company receivables.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $5.8 million, $6.4 million and $4.9 million for fiscal 1997, fiscal 1996 and fiscal 1995,
respectively.   The capital expenditures during each of these fiscal years include expenditures for the implementation of the Company's new management information systems. These expenditures include costs for both the payroll and billing portion of the system as well as costs for system enhancements and for new modules under development. While the payroll and billing portion of the new system is in place, the Company expects to make further enhancements to the system to increase the volume processing capacity of the system, to provide additional search and retrieval capabilities, to implement additional modules to streamline the processing functions and to expand its hardware capabilities. Further, the Company is continuing the process of reviewing its remaining financial accounting and reporting systems. The Company has no other significant commitments for capital purchases.

During fiscal 1997, fiscal 1996 and fiscal 1995, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $7.7 million, $4.8 million and $2.9 million, respectively. The fiscal 1996 payments include $2.8 million for the acquisition of the operations of one of the Company's licensees and one of the Company's franchise agents. Payments due for fiscal 1998 and fiscal 1999 related to acquisitions are $1.9 million and $1.2 million, respectively, with additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods.

During fiscal 1997, the Company increased borrowings by a net $24.1 million to provide working capital to support the Company's growth and to fund acquisitions. Net proceeds to the Company in fiscal 1996 from its initial public offering were approximately $19.0 million. Net cash used for debt reduction totaled $7.7 million in fiscal 1996 including payments of $1.5 million for the fiscal 1995 acquisition of one of the Company's franchise agents.
During fiscal 1995, the Company increased borrowings by a net $8.7 million in order to provide working capital to support the Company's growth, to fund acquisitions and to pay dividends to the Company's then current stockholders.

Distributions to stockholders totaled $2.5 million in each of fiscal 1997 and 1996 representing the remaining undistributed S corporation earnings of the
Company.   Distributions to stockholders in fiscal 1995 totaled $8.7 million, of which $4.8 million was used to fund income tax obligations. The Company does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.

During fiscal 1997 the Company repurchased 119,000 shares of common stock on the open market for aggregate cash consideration of $1.2 million. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. As of November 1, 1997, a total of 43,082 shares had been reissued under the employee stock purchase and option plans with aggregate cash proceeds of $310,000.

As of November 1, 1997, the Company's credit facility provided for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $20.0 million and the maximum amount of irrevocable standby letters of credit limited to $20.0 million. In mid-November 1997, this facility was amended to provide for a maximum of $25.0 million in direct advances and $15.0 million in standby letters of
credit.   The facility also provides for a non-revolving line of credit to be used for acquisitions, converting on March 31, 1998 to a six-year fully amortized term loan in an amount up to $21.8 million. As of November 1, 1997, the Company had $12.0 million available under its term loan and revolving credit facility, consisting of $300,000 available for direct advances ($5.3 million after the amendment noted above), $5.0 million for irrevocable standby letters of credit ($0 after the amendment noted above) and $6.7 million under the non-revolving line of credit to be used for acquisitions. In

November 1997, the Company reduced the letters of credit outstanding from $15.0 million to $10.0 million. As a result of this reduction, the Company currently has $5.0 million available for standby letters of credit.

The Company's current credit facility expires on March 31, 1998 and the Company is evaluating a commitment from its existing syndicated bank group to provide senior secured credit facilities totaling approximately $111.8 million. The facilities consist of a $90.0 million, five year revolving agreement and a $21.8 million six-year term loan. The total facilities will be available to refinance existing indebtedness, provide working capital needs, and for general corporate purposes, including capital expenditures and acquisitions. The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

Recently issued accounting standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and disclosing earnings per share
(EPS). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its quarterly report on Form 10-Q for the fiscal quarter ended January 24, 1998. However, if SFAS 128 had been in effect for the fiscal year ended November 1, 1997, basic and diluted EPS would be the same as EPS and pro forma EPS presented in the Consolidated Statements of Operations for all years presented.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                      PART III

     The information required by the items on executive compensation, security ownership of certain beneficial owners and management , certain relationships and related transactions is included in the Company's Proxy Statement for the Company's 1998 Annual Meeting and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Directors, Executive Officers and Key Employees

     The following table sets forth certain information as of December 31, 1997 with respect to each person who is a director, executive officer or key employee of the Company.


Name                               Age                           Position
----                               ---                           --------
W. Robert Stover (1)(2)(3) . . .   76     Chairman of the Board and Directors and Chief Executive Officer
Michael K. Phippen . . . . . . .   45     President, Chief Operating Officer and Director
Paul A. Norberg. . . . . . . . .   57     Executive Vice President, Chief Financial Officer and Director
Robin A. Herman. . . . . . . . .   46     Senior Vice President, General Counsel and Secretary
Michael W. Ehresman. . . . . . .   40     Vice President and Treasurer
Dirk A. Sodestrom. . . . . . . .   40     Vice President and Controller
Michael J. Nicholson . . . . . .   46     President and Chief Operating Officer, Western Medical Services, Inc.
Ronald C. Picco. . . . . . . . .   49     Senior Vice President, Operations
Walter F. Jader. . . . . . . . .   48     Vice President and Chief Information Officer
Gilbert L. Sheffield (1)(2)(3) .   68     Director
Jack D. Samuelson (1)(2)(3). . .   73     Director

---------------------------

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

     Michael K. Phippen joined the Company in October 1995 as an Executive Vice President. Mr. Phippen became President, Chief Operating Officer and a director of the Company in January 1996. Mr. Phippen has directed the operations of the Company's corporate office and all operating divisions of the Company since mid July of 1997, when the Company announced a management restructuring. From October 1995 to January 1996 he directed the daily field operations of all light industrial, clerical and light technical offices in the United States, as well as the Company's planning, sales, franchise operations and marketing development. Mr. Phippen's affiliation with Western began in 1987 with the opening of his first franchise in Minneapolis. Under his leadership, the affiliate group, Merbco Inc., grew to encompass 14 offices. Western acquired the assets of Merbco Inc. in October 1995. From 1977 to 1987, Mr. Phippen served in various positions for Kelly Services, Inc., including as Branch Manager and Regional Manager.

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

     Michael J. Nicholson joined the Company in October 1989 as an Area Manager of the Western Medical Services Division when Western acquired Temp
Resources, Inc., an independent temporary services business that Mr. Nicholson opened and operated as President/Owner since April 1987. He was promoted to East Coast Regional Manager of the Western Medical Services Division in April 1990, and became President of the Western Medical Services Division in November
1991. He was named President and Chief Operating Officer of the Company's medical services subsidiary in July 1997. Prior to starting Temp Resources, Mr. Nicholson was Vice President of Operations for First Temporary Services of Worcester, Massachusetts.

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

     Walter F. Jader joined the Company in April 1997 as Vice President and Chief Information Officer. Mr. Jader's previous employer was Triad Systems Corporation, where he was employed for ten years, most recently as Chief Information Officer from January 1994 until April 1997. Prior to that promotion, Mr. Jader's job title from May 1987 through December 1993 was Manager, Platform Software Development.

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

     Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 26, 1998 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information included in the Company's Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," "Aggregate Option Exercises and Fiscal Year End Values," "Compensation Committee Interlocks and Insider Participation" and "Employment Arrangements" is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Employment Arrangements" is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Note 3 of "Notes to Consolidated Financial Statements" under Item 14, of this Form 10-K. In addition, the information included in the Company's Proxy Statement under the caption "Certain Transactions" is incorporated by reference herein.


                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are filed as a part of this Report:

1.   Financial Statements.

     Report of Independent Accountants . . . . . . . . . . . . . . . .     F-1

     Consolidated Balance Sheets -- As of the Fiscal Year Ended
     November 1, 1997 and the Fiscal Year Ended November 2, 1996 . . .     F-2

     Consolidated Statements of Operations -- For the Three Year
     Period Ended November 1, 1997 . . . . . . . . . . . . . . . . . .     F-3

     Consolidated Statements of Stockholders' Equity -- For
     the Three Year Period Ended November 1, 1997. . . . . . . . . . .     F-4

     Consolidated Statements of Cash Flows - For the Three
     Year Period Ended November 1, 1997. . . . . . . . . . . . . . . .     F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . . .     F-7


2. Financial Statement Schedule. The following Financial Statement Schedule of the Registrant is filed as part of this report:

     Schedule II - Valuation and Qualifying Accounts . . . . . . . . .     63

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

     4.1     Form of Specimen Certificate for the Company's Common Stock.(1)

     10.1    Form of Indemnification Agreement between the Company and the
             Officers and Key Employees of   the  Company.(1)

     10.2 Form of Indemnification Agreement between the Company and the Directors of the Company.(1)

     10.3    Employment Agreement between the Company and W. Robert  Stover.(1)

     10.3.1 Amendment to the Employment Agreement between the Company and W. Robert Stover. (2)

     10.3.2 Second Amendment to the Employment Agreement between the Company and W. Robert Stover

     10.5    Nonstatutory Stock Option Agreement for fiscal 1989.(1)

     10.6    Nonstatutory Stock Option Agreement for fiscal 1990.(1)

     10.7    Western Staff Services, Inc. 1996 Stock Option/Stock  Issuance
             Plan. (2)

     10.7.1  Form of Notice of Grant of Stock Option. (2)

     10.7.2  Form of Stock Option Agreement. (2)

     10.7.3 Form of Addendum to Stock Option Agreement (Involuntary Termination Following a Corporate Transaction). (2)

     10.7.4  Form of Notice of Grant of Automatic Stock Option. (2)

     10.7.5  Form of Automatic Stock Option Agreement. (2)

     10.7.6  Form of Stock Issuance Agreement. (2)

     10.8 Credit Agreement dated as of February 21, 1996 among Western Staff Services, Inc., Bank of America National Trust and Savings Association, Sanwa Bank California and certain other financial institutions.(1)

     10.8.1 Waiver and First Amendment to Credit Agreement dated as of June 9, 1996 (3)

     10.8.2 Waiver and Second Amendment to Credit Agreement dated as of September 30, 1996. (2)

     10.8.3 Third Amendment to Credit Agreement and Assumption Agreement dated as of March 31, 1997. (4)

     10.8.4 Waiver and Fourth Amendment to Credit Agreement dated as of August 22, 1997.

     10.8.5 Waiver and Fifth Amendment to Credit Agreement dated as of September 30, 1997.

     10.8.6. Waiver and Sixth Amendment to Credit Agreement dated as of November 14, 1997.

     10.9 Deed of Trust & Assignment of Rents dated June 21, 1994 by and between Western Staff Services, Inc., First Bancorp and Sanwa Bank California.(1)

     10.9.1 Tax Indemnification Agreement by and among the Company and the current stockholders of the Company.(1)

     10.9.2 Amendment of Commercial Credit Agreement and Modification of Deed of Trust as of June 6, 1996.(2)

     10.10 Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.(1)

     10.11   Western Staff Services, Inc. 1996 Employee Stock Purchase Plan.
             (2)

     10.11.1 Stock Purchase Agreement for 1996 Employee Stock Purchase Plan.
             (2)

     10.11.2 Form of Enrollment/Change Form for 1996 Employee Stock Purchase Plan. (2)

     10.11.3 International Employee Stock Purchase Plan. (2)


     10.11.4 Stock Purchase Agreement for International Employee Stock Purchase Plan. (2)

     10.11.5 Form of Enrollment/Change Form for International Employee Stock Purchase Plan. (2)

     10.12   Exchange Agreement between the Company and W. Robert Stover.(1)

     10.13   Form of Employment Contract with certain Named Executive
             Officers.(1)

     21.1    Subsidiaries of the Company.

     23.1    Consent of Price Waterhouse LLP, independent accountants.

     24.1    Power of Attorney (see page 61).

     27.1    Financial Data Schedule.

-------------------------------------------------

(1) Incorporated herein by reference to the exhibit with the same number filed with Company's Registration Statement on Form S-1 (File No. 33-85536) declared effective by the Securities and Exchange Commission on April 30, 1996.

(2) Incorporated herein by reference to the exhibits with the same numbers filed with the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

(3) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 6, 1996.

(4) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 1997.

     (b)     Reports on Form 8-K.

             There were no Reports on Form 8-K filed by the Company during the fiscal year ended November 1, 1997.

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




                                   WESTERN STAFF SERVICES, INC.





                                   By: /s/ W. Robert Stover
                                   ----------------------------------------
                                   W. Robert Stover
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer

                                 POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENTS:


     That the undersigned officers and directors of Western Staff Services, Inc., a Delaware corporation, do hereby constitute and appoint Michael K. Phippen and Paul A. Norberg, and each of them, the lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.


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



Signature                     Title                                   Date
---------                     -----                                   ----
/s/ W. Robert Stover
--------------------          Chairman of the Board of Directors      January 30, 1998
W. Robert Stover              and Chief Executive Officer
                              (Principal Executive Officer)


/s/ Michael K. Phippen



--------------------          President, Chief Operating              January 30, 1998
Michael K. Phippen            Officer and Director


/s/ Paul A. Norberg
--------------------          Executive Vice President,               January 30, 1998
Paul A. Norberg               Chief Financial Officer and
                              Director
                              (Principal Financial Officer)


/s/ Dirk A. Sodestrom
--------------------          Vice President and Controller           January 30, 1998
Dirk A. Sodestrom             (Principal Accounting Officer)


/s/ Gilbert L. Sheffield
--------------------          Director                                January 30, 1998
Gilbert L. Sheffield


/s/ Jack D. Samuelson
--------------------          Director                                January 30 , 1998
Jack D. Samuelson

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Western Staff Services, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 54 present fairly, in all material respects, the financial position of Western Staff Services, Inc.
and its subsidiaries at November 1, 1997 and November 2, 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
-----------------------------------
PRICE WATERHOUSE LLP
San Francisco, California
December 31, 1997

WESTERN STAFF SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------



                                                                            NOVEMBER 1,     NOVEMBER 2,
                                                                               1997            1996
                                                                          --------------   --------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $       4,796    $      2,849
 Trade accounts receivable, less allowance for doubtful
  accounts of $879 and $769                                                      96,502          74,721
 Due from licensees                                                               6,825           3,565
 Deferred income taxes                                                            2,511           1,918
 Other current assets                                                             3,421           4,075
                                                                          --------------   --------------
  Total current assets                                                          114,055          87,128

Property, plant and equipment, net                                               19,583          18,854
Deferred income taxes                                                               143
Intangible assets, net of accumulated amortization of $6,818 and $5,537          19,181          13,437
Other assets                                                                      1,568           1,361
                                                                          --------------   --------------
                                                                          $     154,530    $    120,780
                                                                          --------------   --------------
                                                                          --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                    $      19,700    $     8,800
 Current portion of loans payable                                                   625          1,420
 Current portion of note payable to related party                                   973            973
 Accounts payable and accrued expenses                                           42,787         38,434
 Income taxes payable                                                             4,786          3,019
 Distributions payable to stockholders                                                           2,500
                                                                          --------------   --------------
  Total current liabilities                                                      68,871         55,146

Loans payable                                                                    16,659          1,658
Note payable to related party                                                       972          1,945
Deferred income taxes                                                               494          3,847
Other long-term liabilities                                                      10,238          8,932
                                                                          --------------   --------------
   Total liabilities                                                             97,234         71,528

Commitments and contingencies (Notes 2, 10 and 12)

Stockholders' equity:
  Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
  Common stock, $.01 par value; authorized: 25,000 shares;
   issued: 10,338 shares                                                            103            103
  Additional paid-in-capital                                                     29,073         29,068
  Retained earnings                                                              28,994         19,527
  Cumulative currency translation                                                   (89)           554
                                                                          --------------   --------------
                                                                                 58,081         49,252

  Less treasury stock at cost, 76 shares at November 1, 1997                        785
                                                                          --------------   --------------
    Total stockholders' equity                                                   57,296         49,252
                                                                          --------------   --------------
                                                                          $     154,530    $   120,780
                                                                          --------------   --------------
                                                                          --------------   --------------



            See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------

                                                       FISCAL YEAR ENDED
                                               ---------------------------------------
                                               NOVEMBER 1,    NOVEMBER 2,  OCTOBER 28,
                                                  1997           1996         1995
                                               -----------    -----------  -----------
Sales of services                              $  574,864     $  479,205   $  395,911
License fees                                        1,944          2,868        3,752
                                               -----------    -----------  -----------

Total sales of services and license fees          576,808        482,073      399,663

Costs of services                                 453,754        377,136      309,626
                                               -----------    -----------  -----------

Gross profit                                      123,054        104,937       90,037

Franchise agents' share of gross profit            21,399         19,341       20,822
Selling and administrative expenses                78,312         65,620       53,838
Depreciation and amortization                       6,012          4,680        3,144
                                               -----------    -----------  -----------

Operating income                                   17,331         15,296       12,233

Interest expense                                    1,826          1,167        1,203
Interest income                                      (418)          (251)        (274)
                                               -----------    -----------  -----------

Income before income taxes                         15,923         14,380       11,304
Provision for income taxes                          6,367         11,097          563
                                               -----------    -----------  -----------

Net income                                     $    9,556     $    3,283   $    10,741
                                               -----------    -----------  -----------
                                               -----------    -----------  -----------

Net income per common share                    $     0.93
                                               -----------
                                               -----------

Weighted average common shares outstanding         10,280
                                               -----------
                                               -----------

UNAUDITED PRO FORMA DATA (NOTES 2 AND 13)

Income before income taxes                                    $   14,380   $    11,304
Provision for income taxes                                         5,609         3,842
                                                              -----------  -----------

Net income                                                    $    8,771   $     7,462
                                                              -----------  -----------
                                                              -----------  -----------

Net income per common share                                   $     0.92   $      0.84
                                                              -----------  -----------
                                                              -----------  -----------

Weighted average common shares outstanding                         9,582         8,838
                                                              -----------  -----------
                                                              -----------  -----------

            See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------




                                               COMMON STOCK      ADDITIONAL               CUMULATIVE
                                           --------------------   PAID-IN     RETAINED     CURRENCY      TREASURY
                                            SHARES     AMOUNT     CAPITAL     EARNINGS    TRANSLATION     STOCK        TOTAL
                                           --------  ----------  ----------  ----------  -------------  ----------   ---------
Balance at October 29, 1994                   8,838  $       50  $  4,040    $   25,353  $        468                $  29,911
   Net income                                                                    10,741                                 10,741
   Distributions to stockholders                                                 (8,708)                                (8,708)
   Currency translation
      adjustments                                                                                (111)                    (111)
   Other                                                              (41)                                                 (41)
                                           --------  ----------  ----------  ----------  -------------  ----------   ---------
Balance at October 28, 1995                   8,838          50     3,999        27,386           357                   31,792
   Net income                                                                     3,283                                  3,283
   Distributions to stockholders                                                 (5,000)                                (5,000)
   Transfer of undistributed
      S corporation earnings                                        6,142        (6,142)
   Currency translation
      adjustments                                                                                 197                      197
    Common stock offering                     1,500          53    18,927                                               18,980
                                           --------  ----------  ----------  ----------  -------------  ----------   ---------
Balance at November 2, 1996                  10,338         103    29,068        19,527           554                   49,252
   Net income                                                                     9,556                                  9,556
   Purchase of treasury stock (119 shares)                                                              $   (1,179)     (1,179)
   Stock reissued under employees' stock
      purchase and option plans (43 shares)                             5           (89)                       394         310
   Currency translation
      adjustments                                                                                (643)                    (643)
                                           --------  ----------  ----------  ----------  -------------  ----------   ---------
Balance at November 1, 1997                  10,338  $      103  $ 29,073    $   28,994  $        (89)  $     (785)  $  57,296
                                           --------  ----------  ----------  ----------  -------------  ----------   ---------
                                           --------  ----------  ----------  ----------  -------------  ----------   ---------


                    See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------

                                                                 FISCAL YEAR ENDED
                                                     ---------------------------------------
                                                      NOVEMBER 1,    NOVEMBER 2,  OCTOBER 28,
                                                         1997           1996         1995
                                                      -----------    -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $     9,556    $     3,283  $    10,741
 Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation                                            4,642          3,855        2,890
    Amortization of intangible assets                       1,370            825          254
    Provision for losses on doubtful accounts               1,170            466          767
    Deferred income taxes                                  (4,089)         3,339          359
    Changes in assets and liabilities:
     Trade accounts receivable                            (23,379)       (21,031)      (8,134)
     Due from licensees                                    (3,260)         3,578       (3,092)
     Other assets                                             741           (838)         (21)
     Accounts payable and accrued expenses                  4,970          5,267        2,904
     Income taxes payable                                   1,683          2,118          541
     Other long-term liabilities                            1,306          1,374          142
                                                      -----------    -----------  -----------
Net cash from operating activities                         (5,290)         2,236        7,351
                                                      -----------    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of fixed assets and investments                          95            188          120
 Expenditures for purchases of fixed assets                (5,831)        (6,437)      (4,913)
 Decrease (increase) in notes receivable                       50           (148)         391
 Payments for intangibles and other investments            (7,672)        (4,825)      (2,872)
                                                      -----------    -----------  -----------
Net cash from investing activities                        (13,358)       (11,222)      (7,274)
                                                      -----------    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) under line of credit
  agreements                                               10,900         (3,800)     10,100
 Repayments of notes to related parties                      (973)        (1,495)        (24)
 Proceeds from issuance of loans payable                   15,626                      1,907
 Principal payments on loans payable                       (1,420)        (2,371)     (3,302)
 Proceeds from issuance of common stock                                   18,980
 Proceeds from issuance of treasury stock                     310
 Purchase of treasury stock                                (1,179)
 Distributions to stockholders                             (2,500)        (2,500)     (8,675)
                                                      -----------    -----------  -----------
Net cash from financing activities                         20,764          8,814           6
                                                      -----------    -----------  -----------
Effect of exchange rate on cash                              (169)             7          65
                                                      -----------    -----------  -----------
Net change in cash and cash equivalents                     1,947           (165)        148
Cash and cash equivalents at beginning of year              2,849          3,014       2,866
                                                      -----------    -----------  -----------
Cash and cash equivalents at end of year              $     4,796    $     2,849  $    3,014
                                                      -----------    -----------  -----------
                                                      -----------    -----------  -----------


                    See accompanying notes to consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------

                                                      NOVEMBER 1,    NOVEMBER 2,  OCTOBER 28,
                                                         1997           1996         1995
                                                      -----------    -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                            $     1,783    $    1,235   $     1,140
  Income taxes (net of refunds)                             8,148         5,096           170

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Increase in loans payable, accrued liabilities and
  intangible assets from acquisitions                                             $     5,487
 Increase in distributions payable to stockholders                   $    2,500



                   See accompanying notes to consoldiated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

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

    INITIAL PUBLIC OFFERING OF COMMON STOCK
    On May 3, 1996, the Company completed an initial public offering (the Offering) of 2,300,000 shares of common stock at $14 per share, of which 1,500,000 shares were sold by the Company and 800,000 shares were sold by certain of the Company's stockholders. The net proceeds to the Company from the sale of the 1,500,000 shares of common stock, after deduction of associated expenses, were $18,980.

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

    FISCAL YEAR

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. Fiscal years 1997 and 1995 each included fifty-two weeks while fiscal 1996 included fifty-three weeks. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks.

     CASH AND CASH EQUIVALENTS

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    The Company considers all investments with initial maturities at purchase of three months or less to be cash equivalents.

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

    The Company also offers a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and the licensee, the advances are reduced as remittances are received related to the licensee trade accounts receivable. Licensees have pledged trade receivables of $7,687 and $4,073 at November 1, 1997 and November 2, 1996, respectively, as collateral for such advances. Sales generated by license offices were $27,058, $42,120, and $75,310 for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

    PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

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

    During fiscal years 1997, 1996 and 1995 the Company consummated acquisitions with total purchase prices of $7,053, $3,802 and $8,239, respectively. Tangible assets and specifically identifiable intangible assets associated with these acquisitions amounted to $1,125 for fiscal 1997 and $2,300 for fiscal 1996. The remaining purchase prices for these acquisitions were allocated to goodwill. Specifically identifiable intangible assets consist primarily of covenants not to compete and are amortized on a straight-line basis over the stated term of the agreement. Goodwill ($17,211 and $11,360 at November 1, 1997 and November 2, 1996, respectively) is amortized over twenty years. Certain of these acquisitions included additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods. When such contingencies are earned, the additional cost is added to the affected intangible assets and amortized over the remaining life of the asset. Contingencies earned during fiscal 1997 on acquisitions consummated during fiscal 1996 totaled $645. Unaudited pro forma information regarding revenues and net income has not been provided since the effect of these acquisitions was not material.

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


    WORKERS' COMPENSATION

    The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500 per claim for policy year 1997 and $350 per claim for policy years 1996 and 1995. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    incurred within the various temporary employment categories provided by the Company. Annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred and reported and claims incurred but not reported, based on the Company's historical loss development trends. The amounts calculated may be subsequently revised by the actuary based on developments relating to such claims. In order to give recognition to obligations associated with the Company's workers' compensation program which are not expected to be paid in the following fiscal year, the Company has included $9,800 and $8,500 in other long-term liabilities at November 1, 1997 and November 2, 1996, respectively.

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

    Beginning with fiscal 1988, the Parent elected to be taxed as an S corporation for federal and state income tax purposes. Pursuant to this election, earnings or losses up to the date of the Offering were subject to tax at the stockholder level rather than the corporate level. Therefore no provision was made for federal income tax on earnings or
    losses of the Parent prior to the Offering.   State taxes were provided
    according to relative state tax laws. On April 30, 1996 and in conjunction with the Offering, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination resulted in a non-recurring net charge to earnings of $7,460 in the third quarter of fiscal 1996. This charge was due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes.

    Prior to April 30, 1996, certain subsidiaries of the Parent had not elected S corporation status and were subject to federal and state income taxes at the Company level.

    ACCOUNTING FOR STOCK BASED COMPENSATION
    The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25).

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

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    RECENTLY ISSUED ACCOUNTING STANDARDS
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and disclosing earnings per share (EPS). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS 128, when adopted, will require the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented. Consistent with the required adoption period, the Company intends to adopt SFAS 128 effective with the issuance of its quarterly report on Form 10-Q for the fiscal quarter ended January 24, 1998. However, if SFAS 128 had been in effect for the fiscal year ended November 1, 1997, basic and diluted EPS would be the same as EPS and pro forma EPS presented in the Consolidated Statements of Operations for all years presented.

    UNAUDITED PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER COMMON SHARE Pro forma net income per common share represents income before income taxes after a pro forma provision for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during each of the periods presented (Note 13) divided by the pro forma weighted average number of shares of common stock outstanding during the period. Historical net income per share has not been presented in view of the prior period S corporation status.

    RECLASSIFICATIONS
    The Company has reclassified certain amounts in the fiscal 1995 and fiscal 1996 financial statements in order to conform to the presentation adopted for fiscal 1997.

3.  TRANSACTIONS WITH RELATED PARTIES

    The Company has a management agreement with Western Video Images, Inc.
    (WVI), a company wholly owned by the Chairman of the Board, Chief Executive Officer and principal stockholder of the Parent, whereby the Company provides certain accounting, tax, legal, administrative and management services to WVI and charges a fee based upon the gross sales of WVI. Management fees charged to WVI were $180, $197, and $226, respectively, for fiscal 1997, fiscal 1996 and fiscal 1995. The Parent is also the lessee for one of the facilities in which WVI operates; however, WVI is charged for all costs of the lease. Future minimum lease payments under this obligation are as follows: fiscal 1998 - $415; 1999
    - $367; and 2000 - $336.

    During October 1995, the Company bought the operations of one of its franchise agents for a total purchase price of $5,913. Of this purchase price, $5,793 was allocated to goodwill, $25 was allocated to covenants not to compete and $95 was allocated to property, plant and equipment. This franchise agent became an employee of the Company as a result of this transaction. The Company paid $1,500 in cash on the closing date and paid an additional

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    $2,473 during fiscal 1996 and 1997. The remaining amount is payable over two years as follows: fiscal 1998 - $973; and fiscal 1999 -$972. The note payable bears interest at 6.5%. The fair value of this note approximates the carrying value as of November 1, 1997 based on the current rates available to the Company for debt with similar terms.

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:


                                                NOVEMBER 1,   NOVEMBER 2,
                                                    1997         1996
                                                -----------   -----------
       Land                                     $    1,366    $    1,366
       Buildings                                     7,514         7,377
       Equipment, furniture and fixtures            29,563        25,570
                                                -----------   -----------

                                                    38,443        34,313

Less accumulated depreciation and amortization     (18,860)      (15,459)
                                                -----------   -----------

                                                $   19,583    $   18,854
                                                -----------   -----------
                                                -----------   -----------


5.  SHORT-TERM BORROWINGS AND LOANS PAYABLE

    Short-term borrowings and loans payable consist of borrowings under lines of credit and term obligations with banks, respectively, which are collateralized by deeds of trust on real property and substantially all of the Company's personal property, as well as unsecured financing agreements. The Company's credit agreement provides for a secured revolving line of credit in the amount of $40,000, with the maximum amount of direct advances limited to $20,000 and the maximum amount of irrevocable standby letters of credit limited to $20,000. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on March 31, 1998 to a six-year fully amortized term loan in an amount up to $21,800. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers, loans to affiliates and purchases of investments. The facility also prohibits cash dividend payments on its capital stock. At November 1, 1997, the Company was either in compliance with these covenants or had obtained the necessary waivers. The revolving line of credit will mature on March 31, 1998 and any borrowings under the non-revolving line of credit will mature no later than March 31, 2004.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    At November 1, 1997, short-term borrowings and loans payable carried interest at rates ranging from a minimum of 6.0% to a maximum of 8.50%. The weighted average interest rate on short-term borrowings was 6.97%, 7.74%, and 7.88% respectively, for fiscal 1997, fiscal 1996 and fiscal 1995.

    SHORT-TERM BORROWINGS
    Short-term borrowings outstanding at November 1, 1997 and November 2, 1996 amounted to $19,700 and $8,800, respectively. As of November 1, 1997, the Company had $300 available for direct advances under its revolving line of credit.

    At November 1, 1997, the Company had irrevocable standby letters of credit totaling $15,000 outstanding as collateral to support the workers' compensation program. These letters of credit expire on December 31, 1997, but are automatically renewed for one additional year unless thirty days prior written notice is given to the holder. As of November 1, 1997, the Company had $5,000 available for irrevocable standby letters of credit.

    In mid-November 1997, the Company amended its revolving credit facility to provide for a maximum of $25,000 in direct advances and a maximum of $15,000 in standby letters of credit. The Company also reduced the letters of credit outstanding from $15,000 to $10,000.

    LOANS PAYABLE
    Loans payable consist of the following:

                                                                    NOVEMBER 1,    NOVEMBER 2,
                                                                        1997          1996
                                                                    -----------    -----------
Variable and fixed rate notes payable, collateralized
  by deeds of trust, bearing interest from 6.7% to 7.9%,
  due monthly from 1994 to 2001                                      $   1,659      $   2,781
Variable rate non-revolving line of credit, collateralized by the assets of the Company, weighted average interest 7.8%
 at November 1, 1997                                                    15,100
Other                                                                      525            297
                                                                     ----------     ----------

                                                                        17,284          3,078
Less current portion                                                      (625)        (1,420)
                                                                     ----------     ----------

                                                                     $  16,659      $   1,658
                                                                     ----------     ----------
                                                                     ----------     ----------


    The fair value of the loans payable approximates the carrying value as of November 1, 1997 based on current rates available to the Company for debt with similar terms. Maturities of loans payable for each of the next five fiscal years are as follows: 1998 - $625; 1999 - $2,652; 2000 -$2,652; 2001 - $3,910; 2002 - $2,552; and thereafter; $4,893.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:


                                                    NOVEMBER 1,    NOVEMBER 2,
                                                       1997            1996
                                                    -----------    -----------
Accounts payable                                    $     2,605    $     2,819
Checks outstanding in excess of bank balances             6,189          6,751
Accrued payroll and payroll taxes                        16,552         13,094
Accrued insurance/workers' compensation                  10,186          9,060
Other                                                     7,255          6,710
                                                    -----------    -----------

                                                    $    42,787    $    38,434
                                                    -----------    -----------
                                                    -----------    -----------


7.  INCOME TAXES

    The domestic and foreign components of income before income taxes are as follows:


                                               FISCAL YEAR ENDED
                                  --------------------------------------------
                                  NOVEMBER 1,      NOVEMBER 2,     OCTOBER 28,
                                     1997             1996             1995
                                  -----------      -----------     -----------
Domestic                          $    13,591      $    12,662     $     9,857
Foreign                                 2,332            1,718           1,447
                                  -----------      -----------     -----------
Income before income taxes        $    15,923      $    14,380     $    11,304
                                  -----------      -----------     -----------
                                  -----------      -----------     -----------

    The provision for income taxes consists of the following:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                   FISCAL YEAR ENDED
                                        ---------------------------------------
                                        NOVEMBER 1,   NOVEMBER 2,   OCTOBER 28,
                                           1997          1996          1995
                                        -----------   -----------   -----------
    CURRENT:
     State and local                    $    1,685    $    1,482    $      256
     Federal                                 8,004         5,834          (378)
     Foreign                                   767           442           326
                                        -----------   -----------    ----------

                                            10,456         7,758           204
                                        -----------   -----------    ----------

    DEFERRED:
     State and local                          (839)          116           157
     Federal                                (3,245)        3,111           277
     Foreign                                    (5)          112           (75)
                                        -----------   -----------     ---------
                                            (4,089)        3,339           359
                                        -----------   -----------     ---------
                                        $    6,367    $   11,097      $    563
                                        -----------   -----------     ---------
                                        -----------   -----------     ---------



    The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                              FISCAL YEAR ENDED
                                                    -----------------------------------
                                                    NOVEMBER 1,   NOVEMBER 2,   OCTOBER 28,
                                                       1997          1996          1995
                                                    -----------   -----------   -----------
    Federal statutory income tax rate                       35%           35%           34%
    Tax on income of foreign subsidiaries                   (1)                         (2)
    State taxes, net of federal income tax benefit           5             4             3
    S corporation income not subject to federal
     income taxes                                                        (11)          (28)
    Effect of termination of S corporation election                       52
    Effect of IRS examination                                             (2)           (3)
    Other                                                    1            (1)            1
                                                     ----------    ----------    ----------
    Effective income tax rate                               40%           77%            5%
                                                     ----------    ----------    ----------
                                                     ----------    ----------    ----------


WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

                                                  NOVEMBER 1,   NOVEMBER 2,   OCTOBER 28,
                                                      1997          1996         1995
                                                  ------------  ------------  -----------
    Workers' compensation                          $    8,597   $     8,008   $    1,506
    Other liabilities and accruals                      1,201         1,156          333
    Foreign net operating loss carryforwards               64            73          123
    Alternative minimum tax credit carryforwards                         59           42
                                                  ------------   -----------   ----------

     Gross deferred tax assets                          9,862         9,296        2,004
    Valuation allowance                                   (64)          (73)        (123)
                                                  ------------   -----------   ----------

                                                        9,798         9,223        1,881
                                                  ------------   -----------   ----------

    Depreciation and amortization                       1,705         1,721          207
    S corporation cash basis accounting adjustment      5,806         9,430          264
    Other                                                 127             1
                                                  ------------   -----------   ----------

     Gross deferred tax liabilities                     7,638        11,152          471
                                                  ------------   -----------   ----------

    Net deferred tax asset (liability)            $     2,160    $   (1,929)   $   1,410
                                                  ------------   -----------   ----------
                                                  ------------   -----------   ----------


    No valuation allowance has been established for temporary differences other than foreign net operating loss carryforwards. Based on historical income, internal forecasts and industry trends, management believes that it is more likely than not that the Company will generate future pretax income in sufficient amounts to realize the full benefit of these temporary differences.

    At November 1, 1997, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3,024. Income taxes have not been provided on the undistributed earnings because they have been permanently reinvested in the foreign subsidiary. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, such income taxes would not be material to the Company's financial position or results of operations. Income taxes have not been provided on foreign currency translation adjustments since such taxes would be immaterial.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

8.  RETIREMENT PLANS

    The Company has a qualified profit-sharing retirement plan in which full-time domestic employees are eligible to participate beginning on the first day of the fiscal year following their hire date. The Company amended the plan effective October 29, 1989 so that employees whose compensation and conditions of employment deem them to be highly compensated in accordance with Section 414(q) of the Internal Revenue Code (IRC) were no longer eligible to participate in the plan. As of the same date, the Company adopted a nonqualified profit-sharing retirement plan for those employees deemed to be highly compensated. The contribution to both plans is at the discretion of the Board of Directors; however, the contribution to the qualified plan cannot exceed the maximum allowable by the IRC. Contributions of $250, $325 and $325 were declared for fiscal 1997, 1996 and 1995, respectively, which were allocated to both plans. At November 1, 1997, both plans were fully funded.

    Effective November 1, 1997, the Company established a new nonqualified deferred savings plan for highly compensated employees and merged the nonqualified profit-sharing plan into the deferred savings plan. Additionally, the qualified profit-sharing plan was merged into the Company's 401(k) savings plan. Under both the deferred and 401(k) savings plans, employees may elect to contribute up to 15% of their annual compensation, with the Company matching 25% of the first 10% of participant contributions.


9.  STOCKHOLDERS' EQUITY

    TREASURY STOCK
    During fiscal 1997, the Company repurchased 119,000 shares of common stock on the open market for aggregate cash consideration of $1,179. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During fiscal 1997, the Company reissued 43,082 shares with aggregate cash proceeds of $310.
    When treasury shares are reissued, any excess of the proceeds over the acquisition cost of the shares is credited to additional paid-in-capital. Excess acquisition cost over the proceeds from reissuance is first charged to additional paid-in-capital to the extent of previous net "gains", and then to retained earnings.

    STOCK OPTION PLANS
    The Company has two stock option plans (the Plans). The 1989/1990 Stock Option Plan provides for the granting of nonqualified options to executives and key employees to purchase the Company's common stock. The options vested during fiscal 1994 and fiscal 1995 and are exercisable at $9.60 per share for options granted in fiscal 1989 and $10.51 per share for options granted in fiscal 1990. Options must be exercised within five years subsequent to the vesting date. Options to purchase 14,803 shares are outstanding at November 1, 1997. No further grants may be made under the 1989/1990 plan.

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights. The plan has authorized 1,033,812 shares of common stock for issuance. Options to purchase 417,000 shares are outstanding at November 1, 1997 with exercise prices ranging from $9.125 to $14.25 per share. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company's common stock at the date of grant. Nonqualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date of grant. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. No option may have a term in excess of 10 years. No stock appreciation rights have been granted under the plan.

    The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for incentive and nonqualified stock options. Pro forma information regarding net income and earnings per common share is required by Statement of Financial Accounting Standards No. 123 (SFAS 123) as if the Company had accounted for its employee stock options under the fair value method rather than the intrinsic method under APB 25. If compensation cost had been determined under SFAS 123, the Company's net income would have been reduced by $788 and $421 for fiscal 1997 and 1996, respectively, and earnings per share for those years would have been reduced by $0.08 and $0.05, respectively. As required by SFAS 123, the pro forma amounts above were determined based on grants in fiscal 1996 and fiscal 1997 only. Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

    The fair value of each option included in the following table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997: zero dividend yield, expected volatility of 63.0%, risk-free interest rate of 6.4% for fiscal 1996 and 6.6% for fiscal 1997, and expected life of six years.






    The following summarizes the stock option transactions under the two plans:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                              NOVEMBER 1, 1997              NOVEMBER 2, 1996             OCTOBER 28, 1995
                                         ---------------------------  -----------------------------  -------------------------
                                                         WEIGHTED                       WEIGHTED                   WEIGHTED
                                                         AVERAGE                        AVERAGE                    AVERAGE
                                           SHARES    EXERCISE PRICE     SHARES      EXERCISE PRICE    SHARES   EXERCISE PRICE
                                         ---------------------------  -----------------------------  -------------------------
Options outstanding, beginning of year     433,111   $        13.87     15,111      $        10.10    16,345   $        10.13
  Granted                                   17,000             9.53    429,000               14.00
  Exercised                                 (1,166)           14.00
  Cancelled                                (17,142)           13.94    (11,000)              14.00    (1,234)           10.51
                                         ---------------------------  -----------------------------  -------------------------
Options outstanding, end of year           431,803   $        13.69    433,111      $        13.87    15,111   $        10.10
                                         ---------------------------  -----------------------------  -------------------------
                                         ---------------------------  -----------------------------  -------------------------

Options exercisable, end of year           158,859   $        13.64     15,111      $        10.10     6,785   $         9.60
                                         ---------------------------  -----------------------------  -------------------------
                                         ---------------------------  -----------------------------  -------------------------

Options available for grant, end of year   619,027                     619,193
                                         ---------------------------  -----------------------------  -------------------------
                                         ---------------------------  -----------------------------  -------------------------

Weighted average fair value of options
  granted during the year                $    6.12                    $   8.88                             n/a




    The following table summarizes information about stock options outstanding at November 1, 1997:

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                           ------------------------------------------------   ---------------------------
                                      WEIGHTED AVERAGE
   RANGE OF                               REMAINING       WEIGHTED AVERAGE               WEIGHTED AVERAGE
EXCERCISE PRICES            SHARES    CONTRACTUAL LIFE     EXERCISE PRICE       SHARES    EXERCISE PRICE
-----------------          ------------------------------------------------   ----------------------------
$  9.13  - 10.51            31,803                6.24           $    9.79      14,803         $    10.09
$  14.00  - 14.25          400,000                8.49               14.00     144,056              14.01
-----------------          ------------------------------------------------   ----------------------------
$  9.13  - 14.25           431,803                8.33           $   13.69     158,859         $    13.64
-----------------          ------------------------------------------------   ----------------------------
-----------------          ------------------------------------------------   ----------------------------



    EMPLOYEE STOCK PURCHASE PLAN
    Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 500,000 shares of the Company's common stock. As of November 1, 1997, shares issued under the plan totaled 41,916. The effect of this plan on the pro forma disclosures under SFAS 123 has not been included as the impact on net income and earnings per share is not material.

10. LEASES

    The Company leases real and personal property under operating leases which expire on various dates. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. U.S. rental expense amounted to $4,002

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    in fiscal 1997, $3,102 in fiscal 1996, and $2,535 in fiscal 1995. Rental expense for foreign subsidiaries was $999 in fiscal 1997, $937 in fiscal 1996, and $770 in fiscal 1995. The Company also receives rental income from owned property and subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

    Future minimum lease payments for all leases at November 1, 1997 are as follows:



           FISCAL YEAR

           1998                                      $  4,109
           1999                                         2,801
           2000                                         1,498
           2001                                           710
           2002                                           115
           Thereafter                                     166
                                                    ----------
           Total minimum lease payments              $  9,399
                                                    ----------
                                                    ----------


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

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                   FISCAL YEAR ENDED
                                                   --------------------------------------------
                                                   NOVEMBER 1,    NOVEMBER 2,     OCTOBER 28,
                                                       1997           1996             1995
                                                   -----------    -----------    ------------
      SALES OF SERVICES AND LICENSE FEES
      Domestic                                     $  504,253     $  423,201     $    351,135
      Foreign                                          72,555         58,872           48,528
                                                   -----------    -----------    -------------
       Total sales of services and license fees    $  576,808     $  482,073     $    399,663
                                                   -----------    -----------    -------------
                                                   -----------    -----------    -------------

      OPERATING INCOME
      Domestic                                     $   14,881     $   13,449     $     10,689
      Foreign                                           2,450          1,847            1,544
                                                   -----------    -----------    -------------

       Total operating income                      $   17,331     $   15,296     $     12,233
                                                   -----------    -----------    -------------
                                                   -----------    -----------    -------------

      IDENTIFIABLE ASSETS
      Domestic                                     $  138,659     $  107,200     $     85,295
      Foreign                                          15,871         13,580           10,874
                                                   -----------    -----------    -------------

       Total identifiable assets                   $  154,530     $  120,780     $     96,169
                                                   -----------    -----------    -------------
                                                   -----------    -----------    -------------

      FOREIGN ROYALTIES                            $      333     $      206     $        171
                                                   -----------    -----------    -------------
                                                   -----------    -----------    -------------



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

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

    The pro forma income tax provision consists of the following:


                                             FISCAL YEAR ENDED
                                         --------------------------
                                         NOVEMBER 2,    OCTOBER 28,
                                            1996           1995
                                         -----------    -----------
    CURRENT:
     State and local                     $    1,161     $      909
     Federal                                  5,109          2,916
     Foreign                                    442            326
                                         -----------    -----------

                                              6,712          4,151
                                         -----------    -----------

    DEFERRED:
     State and local                           (195)             8
     Federal                                 (1,020)          (242)
     Foreign                                    112            (75)
                                          ----------     -----------

                                             (1,103)          (309)
                                          ----------     -----------

                                          $   5,609      $   3,842
                                          ----------     -----------
                                          ----------     -----------


    The reconciliations of pro forma income taxes computed at the federal statutory income tax rate to the pro forma income taxes as reported in the Consolidated Statements of Operations are as follows:

WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                         FISCAL YEAR ENDED
                                                    --------------------------
                                                    NOVEMBER 2,    OCTOBER 28,
                                                       1996           1995
                                                    -----------    -----------

    Federal statutory income tax rate                    35%            34%
    Tax on income of foreign subsidiaries                               (2)
    State taxes, net of federal income tax benefit        5              5
    Income tax credits                                                  (2)
    Other                                                (1)            (1)
                                                    -----------    -----------

     Effective income tax rate                            39%            34%
                                                    -----------    -----------
                                                    -----------    -----------



14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 1, 1997 and November 2, 1996. The fourth quarter of fiscal years 1997 and 1996 consist of 16 and 17 weeks, respectively. All other quarters consist of 12 weeks.

                                                  FIRST           SECOND             THIRD             FOURTH
                                                 QUARTER          QUARTER           QUARTER            QUARTER
                                               -----------      -----------       -----------       ------------
       FISCAL YEAR ENDED NOVEMBER 1, 1997
       Sales of services and license fees      $  118,965       $  122,966         $  131,492        $  203,385
       Gross profit                                24,214           25,779             28,041            45,020
       Net income                                   1,138            1,342              1,983             5,093

       Net income per common share                   0.11             0.13               0.19              0.50

       FISCAL YEAR ENDED NOVEMBER 2, 1996
       Sales of services and license fees       $  98,025        $  96,940         $  104,981        $  182,127
       Gross profit                                21,346           21,306             22,741            39,544
       Net income (loss) (1)                        2,379            2,006            (5,231)             4,129

       Pro forma net income                         1,587            1,282              1,773             4,129
       Pro forma net income per common share         0.18             0.15               0.18              0.40


WESTERN STAFF SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AND SHARE AMOUNTS)
-------------------------------------------------------------------------------

       (1) During the third quarter of fiscal 1996, the Company recorded a net income tax charge of $7,460 as a result of the Company's termination of its S corporation status.

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                    SCHEDULE II

                               (AMOUNTS IN THOUSANDS)



                                                                 ADDITIONS
                                                  --------------------------------------------
                                                  BALANCE AT     CHARGED TO       CHARGED TO                  BALANCE AT
                                                  BEGINNING      COSTS AND        OTHER                       END OF
        DESCRIPTION                               OF YEAR        EXPENSES         ACCOUNTS     DEDUCTIONS     YEAR
        -----------                               ----------     ----------       ----------   ----------     ------
Fiscal Year Ended November 2, 1996
  Allowance for doubtful accounts                 $ 823          $ 466            $ 0          $ 520          $ 769
  Reserve on notes receivable                       620              0              0            570             50
  Valuation allowance on deferred tax asset         123              0              0             50             73

Fiscal Year Ended November 1, 1997
  Allowance for doubtful accounts                $  769         $1,170            $ 0         $1,060          $ 879
  Reserve on notes receivable                        50              0              0              0             50
  Valuation allowance on deferred tax asset          73              0              0              9             64

                                 INDEX TO EXHIBITS



EXHIBIT
NUMBER    EXHIBIT TITLE
------    -------------

10.3.2 Second Amendment to the Employment Agreement between the Company and W. Robert Stover.

10.8.4 Waiver and Fourth Amendment to Credit Agreement dated as of August 22, 1997.

10.8.5 Waiver and Fifth Amendment to Credit Agreement dated as of September 30, 1997.

10.8.6. Waiver and Sixth Amendment to Credit Agreement dated as of November 14, 1997.

21.1      Subsidiaries of the Company.

23.1      Consent of Price Waterhouse LLP, independent accountants.

24.1      Power of Attorney (see page 61).

27.1      Financial Data Schedule.