Form 10-Q
period 1998-01-24
WESTERN STAFF SERVICES INC
filed 1998-03-10
CIK 931911

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934.

             For the quarterly period ended JANUARY 24, 1998

                     Commission file number 0-24990


                      WESTERN STAFF SERVICES, INC.
         (Exact name of registrant as specified in its charter)

             DELAWARE                                        94-1266151
   (State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                      identification number)


                             301 LENNON LANE
                  WALNUT CREEK, CALIFORNIA  94598-2453
                             (510)  930-5300
           (Address, including zip code, and telephone number,
    including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X  .  No
                                                       -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                       Outstanding at March 9, 1998
              -----------                    ----------------------------

     Common Stock, $.01 par value                 10,336,200 shares

              WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                  INDEX

                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets -
              January 24, 1998 and November 1, 1997                        3

            Condensed Consolidated Statements of Operations -
              12 weeks ended January 24, 1998 and January 25, 1997         4

            Condensed Consolidated Statements of Cash Flows -
              12 weeks ended January 24, 1998 and January 25, 1997         5

            Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            15

Item 3.   Defaults upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                               JANUARY 24,   NOVEMBER 1,
                                                                  1998          1997
                                                               -----------   -----------
                                                               (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                    $  7,159      $  4,796
   Trade accounts receivable, less allowance for doubtful
      accounts of $907 and $879                                   89,962        96,502
   Due from licensees                                              7,168         6,825
   Deferred income taxes                                           2,721         2,511
   Other current assets                                            3,278         3,421
                                                                --------      --------
      Total current assets                                       110,288       114,055

Property, plant and equipment, net                                19,215        19,583
Deferred income taxes                                                685           143
Intangible assets, net                                            22,010        19,181
Other assets                                                       1,728         1,568
                                                                --------      --------
                                                              $  153,926      $154,530
                                                                --------      --------
                                                                --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                        $ 17,400      $ 19,700
   Current portion of loans payable                                  850           625
   Current portion of note payable to related party                  972           973
   Accounts payable and accrued expenses                          42,942        42,787
   Income taxes payable                                            3,250         4,786
                                                                --------      --------
      Total current liabilities                                   65,414        68,871

Loans payable                                                     19,233        16,659
Note payable to related party                                                      972
Deferred income taxes                                                              494
Other long-term liabilities                                       10,394        10,238
                                                                --------      --------
      Total liabilities                                           95,041        97,234
                                                                --------      --------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; authorized and
     unissued:  1,000 shares
   Common stock, $.01 par value; authorized:
     25,000 shares; issued:  10,338 shares                           103           103
   Additional paid-in-capital                                     29,073        29,073
   Retained earnings                                              31,230        28,994
   Cumulative currency translation                                  (393)          (89)
                                                                --------      --------
                                                                  60,013        58,081
   Less treasury stock at cost, 96 shares at
      January 24, 1998                                             1,128           785
                                                                --------      --------
      Total stockholders' equity                                  58,885        57,296
                                                                --------      --------
                                                                $153,926      $154,530
                                                                --------      --------
                                                                --------      --------


    See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                           12 WEEKS ENDED
                                                     --------------------------
                                                     JANUARY 24,    JANUARY 25,
                                                        1998           1997
                                                     -----------    -----------
Sales of services                                      $140,702       $118,646
License fees                                                453            319
                                                       --------       --------
Total sales of services and license fees                141,155        118,965

Costs of services                                       110,078         94,751
                                                       --------       --------
Gross profit                                             31,077         24,214

Franchise agents' share of gross profit                   5,044          4,486
Selling and administrative expenses                      20,155         16,472
Depreciation and amortization                             1,561          1,235
                                                       --------       --------
Operating income                                          4,317          2,021

Interest expense                                            674            278
Interest income                                             (83)          (154)
                                                       --------       --------
Income before income taxes                                3,726          1,897
Provision for income taxes                                1,490            759
                                                       --------       --------
Net income                                             $  2,236       $  1,138
                                                       --------       --------
                                                       --------       --------
Basic and diluted earnings per share                   $   0.22       $   0.11
                                                       --------       --------
                                                       --------       --------


    See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                            12 WEEKS ENDED
                                                     --------------------------
                                                     JANUARY 24,    JANUARY 25,
                                                        1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                            $ 2,236        $ 1,138
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation                                        1,162          1,003
      Amortization of intangible assets                     399            232
      Provision for losses on doubtful accounts             242            159
      Deferred income taxes                              (1,246)             2
      Changes in assets and liabilities:
        Trade accounts receivable                         6,049          4,720
        Due from licensees                                 (343)           162
        Other assets                                        410            (61)
        Accounts payable and accrued expenses               312         (1,099)
        Income taxes payable                             (1,519)        (1,596)
        Other long-term liabilities                         156             71
                                                       --------       --------
Net cash from operating activities                        7,858          4,731
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Expenditures for purchases of fixed assets               (863)        (1,125)
  Payments for intangibles and other investments         (3,314)        (1,342)
  Other, net                                               (453)            18
                                                       --------       --------
Net cash from investing activities                       (4,630)        (2,449)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under line of credit
    agreements                                           (2,300)         3,900
  Principal payments on loans payable                    (1,222)        (1,009)
  Proceeds from issuance of loans payable                 3,050
  Purchase of treasury stock                               (343)
  Distributions to stockholders                                         (1,250)
                                                       --------       --------
Net cash from financing activities                         (815)         1,641
                                                       --------       --------
Effect of exchange rate on cash                             (50)           (69)
                                                       --------       --------
Net change in cash and cash equivalents                   2,363          3,854
Cash and cash equivalents at beginning of period          4,796          2,849
                                                       --------       --------
Cash and cash equivalents at end of period              $ 7,159        $ 6,703
                                                       --------       --------
                                                       --------       --------

    See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of Western Staff Services, Inc. and its domestic and foreign subsidiaries
   (together, the Company), as of and for the 12 week periods ended January 24, 1998 and January 25, 1997 are unaudited. Material intercompany accounts and transactions have been eliminated.

   The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

   Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

   The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 week period ended January 24, 1998 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

   Certain amounts in the January 25, 1997 financial statements have been reclassified to conform to the presentation adopted for January 24, 1998.

2. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                            12 WEEKS ENDED
                                                     --------------------------
                                                     JANUARY 24,    JANUARY 25,
                                                        1998           1997
                                                     -----------    -----------
Net income                                             $ 2,236        $ 1,138
                                                       -------        -------
Denominator for basic earnings per share -
  weighted average shares                               10,258         10,338

Effect of dilutive securities:
  Stock options                                             66              2
                                                       -------        -------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                        10,324         10,340

Basic earnings per share                               $  0.22        $  0.11
                                                       -------        -------
                                                       -------        -------
Diluted earnings per share                             $  0.22        $  0.11
                                                       -------        -------
                                                       -------        -------

   For the 12 weeks ended January 25, 1997, options to purchase 415 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and, therefore, the effect would be antidilutive.

3. COMMITMENTS AND CONTINGENCIES

   The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits will not have a material adverse effect on the business, financial position, results of operations or cash flows of the Company and that such obligations, if any, would be adequately covered by insurance.

4. SUBSEQUENT EVENTS

   As of March 4, 1998, the Company entered into an agreement with its existing syndicated bank group to provide senior secured credit facilities totaling approximately $111.8 million. The facilities consist of a $90.0 million, five-year revolving agreement and a $21.8 million six-year term loan. The facilities will be available to refinance existing indebtedness, provide working capital needs, and for general corporate purposes, including capital expenditures and acquisitions. The new credit facility replaces the credit facility existing as of January 24, 1998 which was to expire on March 31, 1998. As of March 9, 1998, the Company had borrowed $20.0 million under the revolving agreement and $18.0 million under the six-year term loan.

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Western Staff Services, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein and with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding gross margins, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources and management information systems. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Business" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

OVERVIEW

The Company provides traditional temporary staffing services to businesses, government agencies and health care organizations in regional and local markets in the United States and selected international markets. The Company was founded in 1948 with an office in San Francisco, gradually expanding to over 400 offices in the United States, the United Kingdom, Australia, New Zealand, Denmark and Norway. Beginning in the late 1950s, the Company began its franchise agent program and in fiscal 1993 introduced its licensing program.

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

RESULTS OF OPERATIONS

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $22.1 million or 18.6% for the fiscal quarter ended January 24, 1998 as compared to the fiscal quarter ended January 25, 1997. The increase resulted from a 15.2% increase in billed hours and a 2.8% increase in average billing rates
per hour.   Billed hours increased primarily due to increased demand in the
Company's existing offices, acquisitions and new office openings. Same store sales increased approximately 14.4% for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Acquisitions accounted for approximately $7.8 million of the increase in sales for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Sales of services for the first quarter of fiscal 1998 increased 17.3%, 10.8 % and 43.3 %, respectively, for the Company's domestic business services, international business services and medical services, as compared to the first quarter of fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 23.4% for international business services. The increase in average billing rates reflects inflationary factors, the effects of the Company's gross profit improvement program implemented during the first quarter of fiscal 1997 and changes in the Company's overall business mix.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $134,000 or 42.0% for the fiscal quarter ended January 24, 1998 as compared to the fiscal quarter ended January 25, 1997. During the period from January 25, 1997 to January 24, 1998, two franchise agents converted to the license program and one licensee converted from the license program to the franchise program.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $15.3 million or 16.2% for the fiscal quarter ended January 24, 1998 as compared to the fiscal quarter ended January 25, 1997. Gross margin increased from 20.4% in the first quarter of fiscal 1997 to 22.0% in the first quarter of fiscal

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

1998, primarily due to the Company's gross profit improvement program implemented during the first quarter of fiscal 1997, higher relative sales for medical services (which typically generate higher gross margins), and lower unemployment insurance costs as a percentage of sales of services and
license fees.   During the first quarter of fiscal 1997 the Company began
implementation of a nationwide program directed toward maximizing gross margins by increasing prices on a national basis to select customers and targeting higher margin business. As a result of this program, the Company generated progressively higher gross margins throughout fiscal 1997 increasing gross margins from 20.4% in the first quarter of fiscal 1997 to 21.0%, 21.3%, and 22.1%, respectively, for the second, third and fourth quarters of fiscal 1997. Gross margins dropped slightly to 22.0% for the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 due to increased holiday pay and seasonal factors. While competition within the staffing industry remains high, with the current levels of low unemployment, the Company believes that opportunities exist to continue to improve gross margins in fiscal 1998. However, there can be no assurance that the Company will be successful in either increasing gross margins or eliminating any decreases in gross margins.

Workers' compensation costs were 3.6% of payroll for each of the fiscal
quarters ended January 24, 1998 and January 25, 1997.   The Company
currently estimates that the overall costs for workers' compensation as a percentage of direct labor will be generally consistent for fiscal 1998 as compared to fiscal 1997. The costs may vary depending upon the mix of business between clerical, light industrial and medical. However, there can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $558,000 or 12.4% for the fiscal quarter ended January 24, 1998 as compared to the fiscal quarter ended January 25, 1997. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.8% during the first quarter of fiscal 1997 to 3.6% for the first quarter of fiscal 1998. This decrease is primarily the result of a decrease in the proportion of sales and gross profits for franchise offices as compared to Company-owned.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $4.0 million or 22.6% for the first quarter of fiscal 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.9% for the fiscal 1997 quarter to 15.4% for the fiscal 1998 quarter. The increase in selling and administrative expenses as a percentage of sales of services and license fees is primarily due to higher incentive compensation costs, a higher proportion of business generated through Company-owned offices as compared to franchise offices, and higher amortization costs resulting from increased acquisition activity.

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company's incentive compensation plans are directed towards increasing gross profits and operating income. These incentive costs increased during the first quarter of fiscal 1998 as a direct result of the significant increases in both gross profit and operating income for the first quarter of
fiscal 1998 as compared to the first quarter of fiscal 1997.   The relative
volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profits declines relative to total sales, franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees. The fiscal 1998 and fiscal 1997 quarters include costs of $355,000 and $303,000, respectively, relating to employee severances.

Selling and administrative expenses are also affected by the Company's management information systems. Starting in fiscal 1995, the Company began conversion of all domestic business services offices to a new comprehensive payroll and billing system. This conversion was completed during the first quarter of fiscal 1998. The Company is currently in the process of completing the development of an integrated search and retrieval function within the payroll and billing system and expects to begin roll-out of this feature by the third quarter of fiscal 1998. The Company is also in the process of evaluating and implementing available hardware and programming options to increase the capacity of the system to meet projected volume increases and is continuing to review its remaining financial accounting and reporting systems. The Company anticipates changing certain of its back office financial accounting and reporting systems during fiscal 1999 to enhance processing, inquiry and reporting functions. In addition to the business services systems, the Company completed the conversion of its medical services offices to a comprehensive clinical and financial accounting and reporting package during the first quarter of fiscal 1998. The Company is currently working on additional enhancements to the medical system to improve efficiency and performance of the system. There can be no assurance that the Company will meet its anticipated completion dates for planned system enhancements to its search and retrieval, financial and accounting reporting systems or its medical system, or that such enhancements will support the Company's actual future growth or provide significant gains in efficiency. The failure of the enhancements to meet these expected goals could result in increased system costs and have a material adverse effect on the Company's business, results of operations and financial condition.

INTEREST EXPENSE. Interest expense increased $396,000 or 142.4% for the fiscal quarter ended January 24, 1998 as compared to the fiscal quarter ended January 25, 1997, reflecting higher average borrowings outstanding during the fiscal 1998 quarter required to support the Company's internal growth and acquisitions. As a result of increased borrowings required to support the Company's growth, acquisitions and working capital needs, the Company anticipates higher interest expense for the remainder of fiscal 1998 as compared to fiscal 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first quarter of fiscal 1998 was $1.5 million as compared to $759,000 for the first quarter of fiscal 1997. This increase was due primarily to the increase in income before income taxes of $1.8 million. The effective

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

income tax rate was 40.0% for each of the fiscal quarters ended January 24, 1998 and January 25, 1997. The Company currently estimates that the effective income tax rate for fiscal 1998 will be approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of external financing, including term loans, mortgage financing and bank lines of credit. The principal use of cash is for financing of accounts receivable, particularly during periods of growth. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing (or longer for medical). As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Short-term borrowings used to finance accounts receivable follow a similar seasonal pattern.

Net cash flows from operating activities were $7.9 million and $4.7 million for the fiscal quarter ended January 24, 1998 and the fiscal quarter ended January 25, 1997, respectively. The increase in cash flows from operating activities is primarily due to higher net income and seasonal collections of accounts receivable. The Company is continuing to focus efforts on collection of accounts receivable to reduce the overall days outstanding,
particularly for Medicare reimbursements.   The Company has implemented a
number of procedures and incentive programs for both corporate and field staff designed to reduce the average number of days outstanding. However, there can be no assurance that these programs will be effective in improving the cash flow related to Company receivables.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $863,000 for the fiscal quarter ended January 24, 1998 and $1.1 million for the fiscal quarter ended January 25, 1997. During the first quarter of fiscal 1998, the Company completed the conversion of its domestic business services processing sites to the payroll and billing portion of the
Company's new management information system.   While the payroll and
billing portion of the new system is in place, the Company expects to make further enhancements to the system to increase the volume processing capacity of the system, to provide additional search and retrieval capabilities, to implement additional modules to streamline the processing functions and to expand its hardware capabilities. Further, the Company is in the process of reviewing its remaining financial accounting and reporting systems and anticipates changing certain of its back office financial accounting and reporting systems during fiscal 1999 to enhance processing, inquiry and reporting functions. During the first quarter of fiscal 1998, the Company also completed the conversion of its medical services offices to a comprehensive clinical and financial accounting and reporting package. The Company is currently working on additional enhancements to the medical system to improve efficiency and performance of the system. The Company has no other significant commitments for capital purchases.

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During the fiscal quarters ended January 24, 1998 and January 25, 1997, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $3.3 million and $1.3 million, respectively. Payments of $1.0 million and $1.2 million related to acquisitions are due for both fiscal 1998 and fiscal 1999 with additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods.

During the fiscal quarter ended January 24, 1998, the Company reduced overall debt by $472,000. During the fiscal quarter ended January 25, 1997, the Company increased borrowings by a net $2.9 million primarily to provide working capital to support the Company's growth and operations. Distributions to stockholders totaled $1.25 million in the first fiscal quarter of 1997 representing a portion of the remaining undistributed S corporation earnings of the Company. The final distribution of S corporation earnings of $1.25 million was made in the second quarter of fiscal 1997. The Company does not anticipate declaring or paying any dividends on its common stock in the foreseeable future.

During the first quarter of fiscal 1998, the Company repurchased 20,000 shares of common stock on the open market for aggregate cash consideration of $342,500. The repurchased shares may be reissued under the Company's stock option and employee stock purchase plans. As of March 4, 1998 of the second fiscal quarter, 94,002 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $1.2 million.

As of January 24, 1998, the Company's credit facility provided for a secured revolving line of credit in the amount of $40.0 million, with the maximum amount of direct advances limited to $25.0 million and the maximum amount of irrevocable standby letters of credit limited to $15.0 million. The facility also provides for a non-revolving line of credit, to be used for acquisitions, converting on March 31, 1998 to a six-year fully amortized term loan in an amount up to $21.8 million. As of January 24, 1998, the Company had $16.7 million available under its term loan and revolving credit facility, consisting of $7.6 million available for direct advances, $5.0 million for irrevocable standby letters of credit and $4.1 million under the non-revolving line of credit to be used for acquisitions.

As of March 4, 1998, the Company entered into an agreement with its existing syndicated bank group to provide senior secured credit facilities totaling approximately $111.8 million. The facilities consist of a $90.0 million, five-year revolving agreement and a $21.8 million six-year term loan. The facilities will be available to refinance existing indebtedness, provide working capital needs, and for general corporate purposes, including capital expenditures and acquisitions. The new credit facility replaces the credit facility existing as of January 24, 1998 which was to expire on March 31, 1998. As of March 9, 1998, the Company had borrowed $20.0 million under the revolving agreement and $18.0 million under the six-year term loan.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits


                          EXHIBIT INDEX
Exhibit
Number                           Description
-------                          -----------
10.8.7    Credit Agreement dated as of March 4, 1998
27.1      Financial Data Schedule

----------------

          (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed in or for the 12 week period ended January 24, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WESTERN STAFF SERVICES, INC.


     March 10, 1998                        /s/    Dirk A. Sodestrom
     --------------                      -------------------------------------
        Date                                      Dirk A. Sodestrom
                                            Vice President and Controller