Form 10-Q
period 1998-04-18
WESTERN STAFF SERVICES INC
filed 1998-06-02
CIK 931911

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                                     FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934.

                   For the quarterly period ended APRIL 18, 1998

                           Commission file number 0-24990


                            WESTERN STAFF SERVICES, INC.
               (Exact name of registrant as specified in its charter)

                DELAWARE                             94-1266151
   (State or other jurisdiction                   (I.R.S.employer
of incorporation or organization)              identification number)


                                  301 LENNON LANE
                        WALNUT CREEK, CALIFORNIA  94598-2453
                                  (925)  930-5300
                (Address, including zip code, and telephone number,
         including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X  .  No
                                           -----      -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                        Outstanding at June 1, 1998
                --------------                   ---------------------------

          Common Stock, $.01 par value                 15,507,518 shares

                   WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                       INDEX


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
               April 18, 1998 and November 1, 1997                          3

          Condensed Consolidated Statements of Operations -
               12 and 24 weeks ended April 18, 1998 and April 19, 1997      4

          Condensed Consolidated Statements of Cash Flows -
               24 weeks ended April 18, 1998 and April 19, 1997             5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                18

Item 2.   Changes in Securities                                            18

Item 3.   Defaults upon Senior Securities                                  18

Item 4.   Submission of Matters to a Vote of Security Holders              18

Item 5.   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19

Signatures                                                                 20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                     APRIL 18,         NOVEMBER 1,
                                                                                                       1998               1997
                                                                                                -----------------  -----------------
                                                                                                    (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                                                                    $           3,755  $           4,796
   Trade accounts receivable, less allowance for doubtful
      accounts of $928 and $879                                                                            91,487             96,502
   Due from licensees                                                                                       7,676              6,825
   Deferred income taxes                                                                                    2,918              2,511
   Other current assets                                                                                     3,958              3,421
                                                                                                -----------------  -----------------
      Total current assets                                                                                109,794            114,055

Property, plant and equipment, net                                                                         19,115             19,583
Deferred income taxes                                                                                       1,620                143
Intangible assets, net                                                                                     24,227             19,181
Other assets                                                                                                2,252              1,568
                                                                                                -----------------  -----------------
                                                                                                $         157,008  $         154,530
                                                                                                -----------------  -----------------
                                                                                                -----------------  -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Short-term borrowings                                                                        $                  $        19,700
   Current portion of loans payable                                                                         3,850              625
   Current portion of note payable to related party                                                           972              973
   Accounts payable and accrued expenses                                                                   40,844           42,787
   Income taxes payable                                                                                       833            4,786
                                                                                                -----------------  ---------------
      Total current liabilities                                                                            46,499           68,871

Loans payable                                                                                              37,417           16,659
Note payable to related party                                                                                                  972
Deferred income taxes                                                                                                          494
Other long-term liabilities                                                                                10,288           10,238
                                                                                                -----------------  ---------------
      Total liabilities                                                                                    94,204           97,234
                                                                                                -----------------  ---------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized and unissued:  1,000 shares
    Common stock, $.01 par value; authorized:  25,000 shares; issued:
        15,510 shares at April 18, 1998 and 15,507 at November 1, 1997                                        103              103
   Additional paid-in-capital                                                                              29,378           29,073
   Retained earnings                                                                                       33,930           28,994
   Cumulative currency translation                                                                           (574)             (89)
                                                                                                -----------------  ---------------
                                                                                                           62,837           58,081

    Less treasury stock at cost, 3 shares at April 18, 1998 and  114 shares
        at November 1, 1997                                                                                    33              785
                                                                                                -----------------  ---------------
      Total stockholders' equity                                                                           62,804           57,296
                                                                                                -----------------  ---------------
                                                                                                $         157,008  $       154,530
                                                                                                -----------------  ---------------
                                                                                                -----------------  ---------------


    See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                              12 WEEKS ENDED              24 WEEKS ENDED
                                                       ---------------------     -------------------------
                                                         APRIL 18,      APRIL 19,     APRIL 18,      APRIL 19,
                                                           1998           1997           1998           1997
                                                       ----------     ----------     ----------     ----------
Sales of services                                      $  142,028     $  122,486     $  282,730     $  241,132
License fees                                                  537            480            990            799
                                                       ----------     ----------     ----------     ----------

Total sales of services and license fees                  142,565        122,966        283,720        241,931

Costs of services                                         110,502         97,187        220,580        191,938
                                                       ----------     ----------     ----------     ----------

Gross profit                                               32,063         25,779         63,140         49,993

Franchise agents' share of gross profit                     4,616          4,495          9,660          8,981
Selling and administrative expenses                        20,758         17,429         40,913         33,901
Depreciation and amortization                               1,612          1,349          3,173          2,584
                                                       ----------     ----------     ----------     ----------

Operating income                                            5,077          2,506          9,394          4,527

Interest expense                                              661            333          1,335            611
Interest income                                               (84)           (64)          (167)          (218)
                                                       ----------     ----------     ----------     ----------

Income before income taxes                                  4,500          2,237          8,226          4,134
Provision for income taxes                                  1,800            895          3,290          1,654
                                                       ----------     ----------     ----------     ----------

Net income                                             $    2,700     $    1,342     $    4,936     $    2,480
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Basic earnings per share                               $     0.17     $     0.09     $     0.32     $     0.16
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Diluted earnings per share                             $     0.17     $     0.09     $     0.32     $     0.16
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


    See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                              24 WEEKS ENDED
                                                                 -------------------------------------
                                                                    APRIL 18,               APRIL 19,
                                                                       1998                   1997
                                                                 -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $    4,936                $    2,480
   Adjustments to reconcile net income to net cash
      from operating activities:
         Depreciation                                                 2,368                     2,002
         Amortization of intangible assets                              805                       582
         Provision for losses on doubtful accounts                      465                       610
         Other non-cash charges                                         153
         Deferred income taxes                                       (2,379)                   (1,808)
         Changes in assets and liabilities:
           Trade accounts receivable                                  4,168                     4,628
           Due from licensees                                          (851)                   (1,241)
           Other assets                                                (861)                      (79)
           Accounts payable and accrued expenses                     (1,732)                   (1,638)
           Income taxes payable                                      (3,939)                   (1,537)
           Other long-term liabilities                                   50                        70

Net cash from operating activities                                    3,183                     4,069

CASH FLOWS FROM INVESTING ACTIVITIES

  Expenditures for purchases of fixed assets                         (1,986)                   (2,990)
  Payments for intangibles and other investments                     (5,562)                   (1,798)
  Other, net                                                           (385)                       (1)
                                                                 -----------               -----------

Net cash from investing activities                                   (7,933)                   (4,789)
                                                                 -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under line of credit
    agreements                                                        1,200                     6,400
  Principal payments on loans payable                                (1,239)                   (2,037)
  Proceeds from issuance of loans payable                             2,900                     1,400
  Issuance of common stock under stock option/purchase plans          1,247                        87
  Repurchase of common stock                                           (343)                     (966)
  Distributions to stockholders                                                                (2,500)

Net cash from financing activities                                    3,765                     2,384
                                                                 -----------               -----------
Effect of exchange rate on cash                                         (56)                      (69)
                                                                 -----------               -----------

Net change in cash and cash equivalents                              (1,041)                    1,595
Cash and cash equivalents at beginning of period                      4,796                     2,849
                                                                 -----------               -----------


Cash and cash equivalents at end of period                       $    3,755                $    4,444
                                                                 -----------               -----------
                                                                 -----------               -----------

    See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Western Staff Services, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 18, 1998 and April 19, 1997 are unaudited. Material intercompany accounts and transactions have been eliminated.

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

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 24 week periods ended April 18, 1998 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the April 19, 1997 financial statements have been reclassified to conform to the presentation adopted for April 18, 1998.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                             12 WEEKS ENDED                24 WEEKS ENDED
                                                        ------------------------      ------------------------
                                                        APRIL 18,      APRIL 19,      APRIL 18,      APRIL 19,
                                                          1998           1997           1998           1997
                                                        ---------      ---------      ---------      ---------
Net income                                              $   2,700      $   1,342      $   4,936      $   2,480
                                                        ---------      ---------      ---------      ---------

Denominator for basic earnings per share -
    weighted average shares                                15,478         15,423         15,433         15,466

Effect of dilutive securities:
    Stock options                                             225              0            176              1
                                                        ---------      ---------      ---------      ---------
Denominator for diluted earnings per share - adjusted
    weighted average shares and assumed conversions        15,703         15,423         15,609         15,467
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Basic earnings per share                                $    0.17      $    0.09      $    0.32      $    0.16
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Diluted earnings per share                              $    0.17      $    0.09      $    0.32      $    0.16
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
Anti-dilutive weighted shares excluded from diluted
    earnings per share                                          2            635              1            616
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------



     On May 7, 1998, the Board of Directors declared a three-for-two common stock split effected in the form of a stock dividend payable on May 29, 1998 to shareholders of record at the close of business on May 18, 1998. All share and per share data in the condensed consolidated financial statements have been retroactively adjusted for the stock split.

     Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be antidilutive.

3.  FINANCING ARRANGEMENTS

     The Company's senior secured credit facilities totaling $108.0 million consist of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan to provide working capital needs and for general corporate purposes, including capital expenditures and acquisitions.
     Direct advances under the revolving agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. As of April 18, 1998, the Company had $10.0 million in outstanding letters of credit and had borrowed $20.9 million under the revolving agreement. The borrowings under the revolving agreement have been classified as long-term debt in the April 18, 1998 Condensed Consolidated Balance Sheet due to the Company's intent and ability to refinance these borrowings on a long-term basis.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder to be used for working capital and general corporate purposes.

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

5.  SUBSEQUENT EVENTS

     On May 7, 1998, the Board of Directors declared a three-for-two common stock split effected in the form of a stock dividend payable on May 29, 1998 to shareholders of record at the close of business on May 18, 1998.

     On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission to register 1,500,000 (post-split) shares of its $.01 par value Common Stock which may be offered in the future in connection with the Company's ongoing acquisition program. As of June 2, 1998, the Company has not entered into any definitive agreements with respect to any acquisition involving the issuance of common stock.

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

In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding gross margins, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, management information systems, Year 2000 issues and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED APRIL 18, 1998 COMPARED TO FISCAL QUARTER ENDED APRIL 19, 1997

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $19.5 million or 16.0% for the fiscal quarter ended April 18, 1998 as compared to the fiscal quarter ended April 19, 1997. The increase resulted from a 9.4% increase in
billed hours and a 5.0% increase in average billing rates per hour.   Billed
hours increased primarily due to increased demand in the Company's existing offices, acquisitions and new office openings. Same store sales (excluding the effect of foreign currency rate fluctuations) increased approximately 11.0% for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. Acquisitions accounted for approximately $7.7 million of the increase in sales for the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. Sales of services for the second quarter of fiscal 1998 increased 14.6%, 2.8% and 53.5%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the second quarter of fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 12.7% for international business services. The increase in average billing rates reflects inflationary factors, the ongoing effects of the Company's gross profit improvement program and changes in the Company's overall business mix.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $57,000 or 11.9% for the fiscal quarter ended April 18, 1998 as compared to the fiscal quarter ended April 19, 1997. During the period from April 20, 1997 to April 18, 1998, six franchise agents converted to the license program and two licensees purchased the Company's interest in their licenses and became independent such that they are no longer affiliated with the Company.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

related costs. Costs of services increased $13.3 million or 13.7% for the fiscal quarter ended April 18, 1998 as compared to the fiscal quarter ended April 19, 1997. Gross margin increased from 21.0% in the second quarter of fiscal 1997 to 22.5% in the second quarter of fiscal 1998, primarily due to the Company's gross profit improvement program implemented during the first quarter of fiscal 1997, higher relative sales for medical services (which typically generate higher gross margins), and lower unemployment insurance costs as a
percentage of sales of services and license fees.   During the first quarter of
fiscal 1997 the Company began implementing a nationwide program directed toward maximizing gross margins by increasing prices on a national basis to select customers and targeting higher margin business. As a result of this program, the Company generated progressively higher gross margins throughout fiscal 1997 increasing gross margins from 20.4% in the first quarter of fiscal 1997 to 21.0%, 21.3%, and 22.1%, respectively, for the second, third and fourth quarters of fiscal 1997. Gross margins dropped slightly to 22.0% for the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 due to increased holiday pay and seasonal factors, however, margins once again increased to 22.5% during the second quarter of fiscal 1998. The Company will continue with its efforts to improve gross margins where feasible; however, there can be no assurance that the Company will be successful in either increasing gross margins or eliminating any decreases in gross margins.

Workers' compensation costs were 3.5% of payroll for the fiscal quarter ended
April 18, 1998 and 3.6% for the fiscal quarter ended April 19, 1997.   The
Company currently estimates that the overall costs for workers' compensation as a percentage of direct labor will be generally consistent for fiscal 1998 as compared to fiscal 1997. The costs may vary depending upon the mix of business between clerical, light industrial and medical. However, there can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of the gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $121,000 or 2.7% for the fiscal quarter ended April 18, 1998 as compared to the fiscal quarter ended April 19, 1997. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.7% during the second quarter of fiscal 1997 to 3.2% for the second quarter of fiscal 1998. This decrease is primarily the result of a decrease in the proportion of sales and gross profits for franchise offices as compared to Company-owned offices.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $3.6 million or 19.1% for the second quarter of fiscal 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.3% for the fiscal 1997 quarter to 15.7% for the fiscal 1998 quarter. The increase in selling and administrative expenses as a

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

percentage of sales of services and license fees is primarily due to higher incentive compensation costs, a higher proportion of business generated through Company-owned offices as compared to franchise offices, and higher amortization costs resulting from increased acquisition activity. The Company's incentive compensation plans are directed towards increasing gross profits and operating income. These incentive costs increased during the second quarter of fiscal 1998 as a direct result of the significant increases in both gross profit and operating income for the second quarter of fiscal 1998 as compared to the second
quarter of fiscal 1997.   The relative volume of franchise business also affects
the overall selling and administrative costs. As the proportion of franchise sales and gross profits declines relative to total sales, franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

Selling and administrative expenses are also affected by the Company's management information systems. Starting in fiscal 1995, the Company began conversion of all domestic business services offices to a new comprehensive payroll and billing system. This conversion was completed during the first quarter of fiscal 1998. The Company is currently in the process of completing the development of an integrated search and retrieval function within the payroll and billing system and expects to begin roll-out of this feature starting in the fourth quarter of fiscal 1998. The Company is also in the process of evaluating and implementing available hardware and programming options to increase the capacity of the current system to meet projected volume increases. The Company anticipates changing certain of its back office financial accounting and reporting systems during fiscal 1999 to enhance processing, inquiry and reporting functions. Furthermore, during the second quarter of fiscal 1998, the Company began implementation of a wide area network
(WAN) to improve communication and data flow amongst the field offices and corporate headquarters. The Company expects to have a pilot project relating to the WAN completed during the fourth quarter of fiscal 1998. In addition to the business services systems, the Company completed the conversion of its medical services offices to a comprehensive clinical and financial accounting and reporting package during the first quarter of fiscal 1998. The Company is currently working on additional enhancements to the medical system to improve efficiency and performance of the system. There can be no assurance that the Company will meet its anticipated completion dates for planned system enhancements relating to its WAN, search and retrieval systems, financial and accounting reporting systems or its medical system, or that such enhancements will support the Company's actual future growth or provide significant gains in efficiency. The failure of the enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

INTEREST EXPENSE. Interest expense increased $328,000 or 98.5% for the fiscal quarter ended April 18, 1998 as compared to the fiscal quarter ended April 19, 1997, reflecting higher average borrowings outstanding during the fiscal 1998 quarter required to support the Company's internal growth and acquisitions. As a result of increased borrowings required to support the Company's growth, acquisitions and working capital needs, the Company anticipates higher interest expense for the remainder of fiscal 1998 as compared to fiscal 1997.

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES. The provision for income taxes for the second quarter of fiscal 1998 was $1.8 million as compared to $895,000 for the second quarter of fiscal 1997. This increase was due primarily to the increase in income before income taxes of $2.2 million. The effective income tax rate was 40.0% for each of the fiscal quarters ended April 18, 1998 and April 19, 1997. The Company currently estimates that the effective income tax rate for fiscal 1998 will be approximately 40.0%.

24 WEEK PERIOD ENDED APRIL 18, 1998 COMPARED TO 24 WEEK PERIOD ENDED APRIL 19, 1997

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $41.6 million or 17.3% for the 24 weeks ended April 18, 1998 as compared to the 24 weeks ended April 19, 1997. The increase resulted from a 12.2% increase in billed hours and
a 3.0% increase in average billing rates per hour.   Billed hours increased
primarily due to increased demand in the Company's existing offices, acquisitions and new office openings. Same store sales (excluding the effect of foreign currency rate fluctuations) increased approximately 12.3% for the 24 week period ended April 18, 1998 as compared to the 24 week period ended April 19, 1997. Acquisitions accounted for approximately $15.4 million of the increase in sales for the 24 weeks ended April 18, 1998 as compared to the 24 weeks ended April 19, 1997. Sales of services for the 24 week period ended April 18, 1998 increased 15.9%, 6.7% and 48.3%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the 24 week period ended April 19, 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 17.9% for international business services.

License fees increased $191,000 or 23.9% for the 24 weeks ended April 18, 1998 as compared to the 24 weeks ended April 19, 1997.

COSTS OF SERVICES. Costs of services increased $28.6 million or 14.9% for the 24 weeks ended April 18, 1998 as compared to the 24 weeks ended April 19, 1998. Gross margin increased from 20.7% in the fiscal 1997 period to 22.3% for the same period of fiscal 1998 due to the same factors as noted above for the second quarter of fiscal 1998.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $679,000 or 7.6% for the 24 week period ended April 18, 1998 as compared to the 24 week period ended April 19, 1997. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.7% during the 24 week period ended April 19, 1997 to 3.4% for the 24 week period ended April 18, 1998. This decrease is primarily the result of a decrease in the proportion of sales and gross profits for franchise offices as compared to Company-owned offices.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $7.6 million or 20.8% for the 24 weeks ended April 18, 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

fees, selling and administrative expenses increased from 15.1% for the fiscal 1997 period to 15.5% for the fiscal 1998 period due to the same factors as noted above for the second quarter of fiscal 1998.

INTEREST EXPENSE. Interest expense increased $724,000 or 118.5% for the 24 weeks ended April 18, 1998 as compared to the 24 weeks ended April 19, 1997, reflecting higher average borrowings outstanding during the fiscal 1998 period.

PROVISION FOR INCOME TAXES. The provision for income taxes for the second quarter of fiscal 1998 was $3.3 million as compared to $1.7 million for the second quarter of fiscal 1997. This increase was due primarily to the increase in income before income taxes of $4.1 million. The effective income tax rate for each of the 24 week periods of 1998 and 1997 was 40.0%.

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

Net cash flows from operating activities were $3.2 million and $4.1 million for the 24 week periods ended April 18, 1998 and April 19, 1997, respectively. The decrease in cash flows from operating activities is primarily due to higher income tax payments during the fiscal 1998 period. The Company is continuing to focus efforts on collection of accounts receivable to reduce the overall days
outstanding, particularly for Medicare reimbursements.   The Company has
implemented a number of procedures and incentive programs for both corporate and field staff designed to reduce the average number of days outstanding. However, there can be no assurance that these programs will be effective in improving the cash flow related to Company receivables.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $2.0 million for the 24 weeks ended April 18, 1998 and $3.0 million for the 24 weeks ended April 19, 1997. During the first quarter of fiscal 1998, the Company completed the conversion of its domestic business services processing sites to the payroll and
billing portion of the Company's new management information system.   While the
payroll and billing portion of the new system is in place, the Company expects to make further enhancements to the system to increase the volume processing capacity of the current system, to provide integrated search and retrieval capabilities, to implement additional modules to streamline the processing functions and to expand its hardware capabilities. Further, the

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Company anticipates changing certain of its back office financial accounting and reporting systems during fiscal 1999 to enhance processing, inquiry and reporting functions. Furthermore, during the second quarter of fiscal 1998, the Company began implementation of a WAN to improve communication and data flow amongst the field offices and corporate headquarters. The Company expects to have a pilot project relating to the WAN completed during the fourth quarter of fiscal 1998. In addition to the business services systems, the Company completed the conversion of its medical services offices to a comprehensive clinical and financial accounting and reporting package during the first quarter of fiscal 1998. The Company is currently working on additional enhancements to the medical system to improve efficiency and performance of the system. The Company has no other significant commitments for capital purchases.

During the 24 week periods ended April 18, 1998 and April 19, 1997, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $5.6 million and $1.8 million, respectively. Payments of $2.1 million and $1.5 million related to acquisitions are due for fiscal 1998 and fiscal 1999, respectively, with additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods.

During the 24 week periods ended April 18, 1998 and April 19, 1997, the Company increased total borrowings by a net $2.9 million and $5.8 million, respectively. Distributions to stockholders totaled $2.5 million in the fiscal 1997 period representing the remaining undistributed S corporation earnings of the Company. The Company does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

During the 24 week period ended April 18, 1998, the Company repurchased 20,000 shares of common stock on the open market for aggregate cash consideration of $342,500. As of April 18, 1998, 94,002 shares were reissued and 2,145 new shares were issued under the employee stock option and purchase plans with aggregate cash proceeds of $1.2 million.

The Company's senior secured credit facilities totaling $108.0 million consist of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan to provide working capital needs and for general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. As of April 18, 1998, the Company had $10.0 million in outstanding letters of credit and had borrowed $20.9 million under the revolving agreement. The borrowings under the revolving agreement have been classified as long-term debt in the April 18, 1998 Condensed Consolidated Balance Sheet due to the Company's intent and ability to refinance these borrowings on a long-term basis.

On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder to be used for working capital and general corporate purposes.

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

MEDICAL OPERATIONS

As a provider of home care services, Western Medical Services, Inc. is subject to changing federal and state regulations relating to the licensing and certification of its offices and the sale and delivery of its services. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (Budget Act), resulting in significant changes to cost based reimbursement for Medicare services provided by home health care providers. Cost limits were reduced for fiscal years beginning on or after October 1, 1997. Home health agencies will be reimbursed the lowest of: (1) actual costs of operating the agency's Medicare services; (2) a reduced aggregate cost per visit rate; or (3) an aggregate per beneficiary limit.

The Budget Act requires the Health Care Financing Administration of the U.S. Department of Health and Human Services (HCFA) to implement a Prospective Payment System (PPS) for fiscal years beginning on or after October 1, 1999 to replace this cost-based system. The PPS will pay home health agencies a fixed amount for services rendered without regard to their costs. There can be no assurance that such reimbursement rates will cover the costs incurred by the Company to provide Medicare home health care services.

The impact of these changes on the Company will be to reduce the amount of costs that will be reimbursable, pursuant to the Medicare program, effective November 2, 1997. However, as the Company has not yet received its specific provider based per-beneficiary limits from HCFA, it is not possible to quantify the actual amount of the impact of the new reimbursement rates on the Company's results of operations. To address the potential impact of these reimbursement reductions, the Company is assessing the effectiveness of its patient care services and is developing strategies to increase efficiency in providing care to patients. In addition, the Company is reviewing its expenditures for operating costs and general and administrative expenses in an effort to ensure that its costs will be within the amounts that may be reimbursable under the new regulations. The Company currently estimates that the potential effect of the new regulations will not be material to the Company's results of operations for fiscal 1998. However, because the Company cannot presently determine the actual number of patients that will be serviced, the severity of their illnesses or the extent of its ability to reduce general or administrative expenses, and as the Company has not yet been furnished with its specific provider based per-beneficiary limits, there can be no assurance that the ultimate adjustments to revenue as a result of the new regulations will not have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company.

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

YEAR 2000

The Company is in the process of evaluating the impact of the Year 2000 issue and expects to complete such evaluation during fiscal 1998. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with minor modifications to existing software and planned software upgrades and replacements, the Year 2000 issue will not pose significant operational concerns nor have a material adverse effect on the Company's business, financial condition, cash flows or results of operations in
any given year.   Although the Company does not currently expect that the impact of this computer program flaw will be material, there can be no assurance that the Company will not discover Year 2000 issues with respect to the Company's computer systems in the course of its evaluation process that would have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company. In addition, the Year 2000 issue may impact other entities with which the Company transacts business, and there can be no assurance that such impact will not have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) At the Annual Meeting of Stockholders on March 26, 1998, the following were elected as Class II directors to serve three-year terms and until their successors are elected:

                                                       Votes
                                                    ------------
                                               For            Withheld
                                             -----------    -------------
             Michael K. Phippen..........    9,323,242         31,358
             Paul A. Norberg.............    9,295,762         31,358

             (b) At the Annual Meeting of Stockholders the following additional matters were voted upon:

                  1. A proposal to ratify the selection of Price Waterhouse LLP as independent accountants for the Company for the fiscal year 1998 ending October 31, 1998.

                              Affirmative votes:        9,323,242
                              Negative votes:               3,199
                              Abstentions:                    679
                              Non-votes:                        0

                  2. A proposal to amend (i) Articles Two and Three of the Company's 1996 Stock Option/Stock Issuance Plan (the "Plan") to provide for greater transferability of Non-Statutory Options, and (ii) Article Three of the Plan to provide for an increase in the annual automatic option grant to each Eligible Director on the date of each Annual Meeting

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

                         (beginning with the 1998 Annual Meeting) from 1,000 shares to 2,000 shares of Common Stock, subject to the restrictions of the Plan.

                              Affirmative votes:        9,126,677
                              Negative votes:             123,053
                              Abstentions:                 77,190
                              Non-votes:                        0


Item 5.        OTHER INFORMATION

                  Not applicable.


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                                   EXHIBIT INDEX
Exhibit
Number                           Description
------                           -----------

10.8.8         First Amendment to Credit Agreement dated as of May 15, 1998
10.8.9         Note Purchase Agreement dated May 15, 1998

27.1           Financial Data Schedule

--------------------

                  (b)    Reports on Form 8-K

                  No reports on Form 8-K were filed in or for the 24 week period ended April 18, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WESTERN STAFF SERVICES, INC.


     June 2, 1998                         /Paul A. Norberg/
     ------------                 --------------------------------------
        Date                               Paul A. Norberg
                                  Executive Vice President, Chief Financial
                                         Officer and Director