Form 10-Q
period 1998-07-11
WESTERN STAFF SERVICES INC
filed 1998-08-25
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended JULY 11, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                   Outstanding at August 21, 1998
                   ----------              ------------------------------------
          Common Stock, $.01 par value              15,839,406 shares

                  WESTERN STAFF SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                  PAGE
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      July 11, 1998 and November 1, 1997                               3

                  Condensed Consolidated Statements of Operations -
                      12 and 36 weeks ended July 11, 1998 and July 12, 1997            4

                  Condensed Consolidated Statements of Cash Flows -
                      36 weeks ended July 11, 1998 and July 12, 1997                   5

                  Notes to Condensed Consolidated Financial Statements                 6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                           9

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                       20

Item 2.       Changes in Securities                                                   20

Item 3.       Defaults upon Senior Securities                                         20

Item 4.       Submission of Matters to a Vote of Security Holders                     20

Item 5.       Other Information                                                       20

Item 6.       Exhibits and Reports on Form 8-K                                        20

Signatures                                                                            21

PART L.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                     JULY 11                NOVEMBER 1,
                                                                                      1998                      1997
                                                                               --------------------     -------------------
                                                                                   (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $             7,321      $            4,796
   Trade accounts receivable, less allowance for doubtful
      accounts of $959 and $879                                                             99,002                  96,502
   Due from licensees                                                                        8,145                   6,825
   Deferred income taxes                                                                     3,114                   2,511
   Other current assets                                                                      3,565                   3,421
                                                                               --------------------     -------------------
      Total current assets                                                                 121,147                 114,055

Property, plant and equipment, net                                                          21,439                  19,583
Deferred income taxes                                                                        2,556                     143
Intangible assets, net                                                                      26,807                  19,181
Other assets                                                                                 2,850                   1,568
                                                                               --------------------     -------------------
                                                                               $           174,799      $          154,530
                                                                               --------------------     -------------------
                                                                               --------------------     -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                       $             3,000      $           19,700
   Current portion of loans payable                                                          3,651                     625
   Current portion of note payable to related party                                            972                     973
   Accounts payable and accrued expenses                                                    43,888                  42,787
   Income taxes payable                                                                      4,025                   4,786
                                                                                  -----------------     -------------------
      Total current liabilities                                                             55,536                  68,871

Loans payable                                                                               45,742                  16,659
Note payable to related party                                                                                          972
Deferred income taxes                                                                                                  494
Other long-term liabilities                                                                 10,256                  10,238
                                                                               --------------------     -------------------
      Total liabilities                                                                    111,534                  97,234
                                                                               --------------------     -------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized and unissued:  1,000 shares
    Common stock, $.01 par value; authorized:  25,000 shares; issued:
       15,527 shares at July 11, 1998 and 15,507 at November 1, 1997                           155                     103
   Additional paid-in-capital                                                               29,430                  29,073
   Retained earnings                                                                        37,081                  28,994
   Cumulative currency translation                                                         (1,021)                    (89)
                                                                                  --------------------     -------------------
                                                                                            65,645                  58,081
    Less treasury stock at cost, 130 shares at July 11, 1998 and 114 shares
        at November 1, 1997                                                                  2,380                     785
                                                                               --------------------     -------------------
      Total stockholders' equity                                                            63,265                  57,296
                                                                               --------------------     -------------------
                                                                               $           174,799      $          154,530
                                                                               --------------------     -------------------
                                                                               --------------------     -------------------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                                         12 WEEKS ENDED                                36 WEEKS ENDED
                                              --------------------------------------       ---------------------------------------
                                                  JULY 11,             JULY 12,                JULY 11,             JULY 12,
                                                  1998                 1997                      1998                 1997
                                              -------------------- -----------------       ------------------   ------------------
Sales of services                             $        148,271     $        131,004        $         431,001    $         372,136
License fees                                               754                  488                    1,744                1,287
                                              -----------------    -----------------       ------------------   ------------------

Total sales of services and license fees               149,025              131,492                  432,745              373,423

Costs of services                                      115,251              103,451                  335,831              295,389
                                              -----------------    -----------------       ------------------   ------------------

Gross profit                                            33,774               28,041                   96,914               78,034

Franchise agents' share of gross profit                  4,760                4,867                   14,420               13,848
Selling and administrative expenses                     21,277               18,071                   62,190               51,972
Depreciation and amortization                            1,837                1,413                    5,010                3,997
                                              -----------------    -----------------       ------------------   ------------------

Operating income                                         5,900                3,690                   15,294                8,217

Interest expense                                           744                  425                    2,079                1,036
Interest income                                          (100)                 (90)                    (267)                (308)
                                              -----------------    -----------------       ------------------   ------------------

Income before income taxes                               5,256                3,355                   13,482                7,489
Provision for income taxes                               2,103                1,372                    5,393                3,026
                                              -----------------    -----------------       ------------------   ------------------

Net income                                    $          3,153     $          1,983        $           8,089    $           4,463
                                              -----------------    -----------------       ------------------   ------------------
                                              -----------------    -----------------       ------------------   ------------------

Basic earnings per share                      $           0.20     $           0.13        $            0.52    $            0.29
                                              -----------------    -----------------       ------------------   ------------------
                                              -----------------    -----------------       ------------------   ------------------

Diluted earnings per share                    $           0.20     $           0.13        $            0.52    $            0.29
                                              -----------------    -----------------       ------------------   ------------------
                                              -----------------    -----------------       ------------------   ------------------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                       36 WEEKS ENDED
                                                                      -------------------------------------------------
                                                                           JULY 11,                      JULY 12,
                                                                             1998                           1997
                                                                      ------------------            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                         $            8,089            $            4,463
   Adjustments to reconcile net income to net cash
      from operating activities:
         Depreciation                                                              3,700                         3,095
         Amortization of intangible assets                                         1,310                           902
         Provision for losses on doubtful accounts                                   564                           780
         Deferred income taxes                                                   (3,417)                       (2,058)
         Other non-cash charges                                                      153
         Changes in assets and liabilities:
           Trade accounts receivable                                             (3,875)                       (5,272)
           Due from licensees                                                    (1,320)                       (2,595)
           Other assets                                                            (649)                       (1,537)
           Accounts payable and accrued expenses                                   1,291                         1,573
           Income taxes payable                                                    (822)                            24
           Other long-term liabilities                                                18                            56
                                                                      -------------------           -------------------

Net cash from operating activities                                                 5,042                         (569)
                                                                      -------------------           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Expenditures for purchases of fixed assets                                     (5,917)                       (3,841)
  Payments for intangibles and other investments                                 (8,251)                       (4,586)
  Other, net                                                                       (372)                            76
                                                                      -------------------           -------------------

Net cash from investing activities                                              (14,540)                       (8,351)
                                                                      -------------------           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under line of credit agreements                   (16,700)                         9,400
  Principal payments on loans payable                                           (19,791)                       (1,089)
  Proceeds from issuance of loans payable                                         50,900                         7,200
  Repayment of note to related party                                               (973)                         (973)
  Issuance of common stock under stock option/purchase plans                       1,455                            87
  Repurchase of common stock                                                     (2,794)                         (966)
  Distributions to stockholders                                                                                (2,500)
                                                                      -------------------           -------------------

Net cash from financing activities                                                12,097                        11,159
                                                                      -------------------           -------------------

Effect of exchange rate on cash                                                     (74)                          (40)
                                                                      -------------------           -------------------

Net change in cash and cash equivalents                                            2,525                         2,199
Cash and cash equivalents at beginning of period                                   4,796                         2,849
                                                                      -------------------           -------------------

Cash and cash equivalents at end of period                            $            7,321            $            5,048
                                                                      -------------------           -------------------
                                                                      -------------------           -------------------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Western Staff Services, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 11, 1998 and July 12, 1997 are unaudited. Material intercompany accounts and transactions have been eliminated.

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

     The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 and 36 week periods ended July 11, 1998 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the July 12, 1997 financial statements have been reclassified to conform to the presentation adopted for July 11, 1998.

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                    12 WEEKS ENDED                        36 WEEKS ENDED
                                                           ----------------------------------    ----------------------------------
                                                              JULY 11,           JULY 12,           JULY 11,           JULY 12,
                                                               1998                1997              1998                1997
                                                           ---------------    ---------------    ---------------    -------------
Net income                                                 $        3,153     $        1,983     $        8,089     $        4,463
                                                           ---------------    ---------------    ---------------    ---------------

Denominator for basic earnings per share -
       weighted average shares                                     15,498             15,376             15,454             15,435

Effect of dilutive securities:
       Stock options                                                  295                  1                234                  2
                                                           ---------------    ---------------    ---------------    ---------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions             15,793             15,377             15,688             15,437
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------
Basic earnings per share                                   $         0.20     $         0.13     $         0.52     $         0.29
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------
Diluted earnings per share                                 $         0.20     $         0.13     $         0.52     $         0.29
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------
Anti-dilutive weighted shares excluded from diluted
       earnings per share                                                                618                  3                625
                                                                        -
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------


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

3.   FINANCING ARRANGEMENTS

     On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the Company's revolving credit agreement of $22.6 million, with the remainder to be used for working capital and general corporate purposes.

4.   ACQUISITIONS

     On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering 1,500 shares of its $.01 par value

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


     common stock which may be offered in the future in connection with the Company's ongoing acquisition program, of which approximately 1,100 shares remain available for issuance. On July 13, 1998, the Company completed an acquisition of substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock.

5.   COMMITMENTS AND CONTINGENCIES

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

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

OVERVIEW
The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

staffing industry and operates through over 425 offices in 44 states, the District of Columbia, Guam and five foreign countries.

The Company differentiates itself from other large temporary staffing companies by focusing, through its business services division, on recruiting and placing essential support personnel in secondary markets. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service/telemarketing, warehouse labor, manufacturing, assembly and lab assistance. These assignments can support either core or non-core functions of the customer's business, but are always "essential" to daily operations. The Company also provides, through its medical services division, qualified personnel to serve home care and institutional staffing needs.

Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders in which case the Company's business, results of operations, cash flows or financial condition may be adversely affected. As economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JULY 11, 1998 COMPARED TO FISCAL QUARTER ENDED JULY 12,
1997

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $17.3 million, or 13.2%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997. The increase resulted from a 6.7% increase in billed hours and a 3.8% increase in average billing rates per hour. Billed hours increased primarily due to increased demand for the Company's services in existing offices, the impact of acquisitions and new office openings. Same store sales increased approximately 10.0% for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Acquisitions accounted for approximately $10.0 million of the increase in sales of services. Sales of services for the third quarter of fiscal 1998 increased 12.1%, 3.2% and 41.3%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the third quarter of fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 17.5% for international

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $266,000, or 54.5%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997. During the period from July 13, 1997 to July 11, 1998, eight franchise agents converted to the license program and two licensees purchased the Company's interest in their licenses and became independent such that they are no longer affiliated with the Company.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $11.8 million, or 11.4%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997. Gross margin increased from 21.3% in the third quarter of fiscal 1997 to 22.7% in the third quarter of fiscal 1998, primarily due to the Company's gross profit improvement program implemented during the first quarter of fiscal 1997, higher relative sales for medical services (which typically generate higher gross margin), and lower workers' compensation and unemployment insurance costs as a percentage of sales of services and license fees. During the first quarter of fiscal 1997 the Company initiated a nationwide program designed to maximize gross margin by increasing prices to select customers and focusing on higher margin business. Primarily as a result of this program, the Company generated progressively higher gross margin throughout fiscal 1997. Gross margin increased from 20.4% in the first quarter of fiscal 1997 to 21.0%, 21.3%, and 22.1% for the second, third and fourth quarters, respectively, of fiscal 1997. Gross margin dropped slightly to 22.0% for the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 due to increased holiday pay and seasonal factors, however, gross margin once again increased to 22.5% and 22.7% for the second and third quarters, respectively, of fiscal 1998. The Company will continue with its efforts to improve gross margin where feasible; however, there can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 3.2% of payroll for the fiscal quarter ended July 11, 1998 and 3.8% for the fiscal quarter ended July 12, 1997. These costs may vary depending upon the mix of business between clerical staffing, light industrial staffing and medical services staffing. During the third quarter of fiscal 1998, the Company evaluated the loss development trends and historical accruals for policy years 1994, 1995 and 1997 as well as the preliminary trends for policy year 1998. As a result of improvements in loss development trends for these years, during the third quarter of fiscal 1998, the Company reduced its current accrual rates related to workers' compensation costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.0% to 3.3% of direct labor for the remainder of fiscal 1998. These rates will be evaluated again at the end of the fiscal year. There can be no assurance that the Company's programs to control workers' compensation expenses will be

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $107,000, or 2.2%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.7% during the third quarter of fiscal 1997 to 3.2% for the third quarter of fiscal 1998. This decrease is primarily the result of a decrease in the proportion of sales and gross profit attributable to franchise agent offices as compared to Company-owned.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $3.6 million, or 18.6%, for the third quarter of fiscal 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.8% for the fiscal 1997 quarter to 15.5% for the fiscal 1998 quarter. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to higher incentive compensation costs, a higher proportion of business generated through Company-owned offices as compared to franchise agent offices, and higher amortization costs resulting from increased acquisition activity. The Company's incentive compensation plans are directed towards increasing gross profit and operating income. These incentive costs increased during the third quarter of fiscal 1998 as a direct result of the significant increases in both gross profit and operating income for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. The relative volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profit declines relative to total sales, franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

Selling and administrative expenses are also impacted by the Company's management information systems. In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. This plan calls for a phased migration from the Company's existing systems to the new enterprise-wide systems over a 24 month period. Capital expenditures under the plan are expected to approximate $10.0 million including costs of hardware, software and internal and external costs associated with the implementation of the project. The Company estimates it will incur $5.0 million of such capital expenditures during fiscal 1998 and $5.0 million during fiscal 1999.

The initial phase will be to replace the Company's back-office financial reporting systems and should be completed by the end of the first quarter of fiscal 1999. Since the Company's existing back-office financial reporting systems are fully depreciated, the implementation of the new back office-systems will result in increased depreciation expenses starting in the first or second quarter

WESTERN STAFF SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


of fiscal 1999. The second phase will be implementation and roll-out of a new branch office integrated search and retrieval and remote data capture module. The initial pilot for this front-end system is expected to be completed during the first quarter of fiscal 1999, with roll-out to all domestic business services offices estimated to take approximately 18 months. Concurrent with the development of the new front-end system, the Company intends to begin implementation and roll-out of a wide area network (WAN) which will allow enhanced communication and data transmission capabilities among the field and corporate offices. The actual roll-out of the network to the field offices is planned to be completed over an approximate 18 month period. As the individual branch offices are converted to the new integrated front-office system and network, the Company expects to incur increased training and depreciation costs. Furthermore, as each office is connected to the WAN, the Company will incur increased telecommunication costs. The Company expects to realize productivity gains as a result of the enhanced communication capabilities and features of the front-end systems which may offset the incremental costs from the system; however, there can be no assurance that such productivity gains or cost savings will be realized.


The final phase of the new systems will be the implementation of new payroll, billing and activities management systems integrating both branch office systems and back-office financial systems. In connection with this plan, the Company has reduced the estimated useful life of its existing payroll/billing system to conform to the replacement schedule; however, the incremental additional depreciation as a result of the reduced system life is immaterial to the Company's results of operations. The Company anticipates completion of this project late in fiscal 1999 with a phased roll-out to offices over a 12 month period. As this final phase is implemented, the Company expects to incur additional expenses for training and depreciation. In addition, during the roll-out period, the Company will be required to operate the old payroll/billing systems and new integrated systems concurrently, which will result in higher administrative expenses.

The Company believes that the new enterprise-wide systems will provide significant operating efficiencies for both field and corporate office personnel. However, there can be no assurance that the Company will meet anticipated completion dates for system replacements and enhancements consisting of next generation management information and support systems, that such replacements and enhancements will be completed in a cost-effective manner or that such replacements and enhancements will support the Company's future growth or provide significant gains in efficiency and productivity. The failure of the replacements and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

INTEREST EXPENSE. Interest expense increased $319,000, or 75.1%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997, reflecting higher average borrowings outstanding during the fiscal 1998 quarter required to support the Company's internal growth and acquisitions. As a result of increased borrowings required to support the Company's growth, including additional acquisitions and working capital needs, the Company

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

anticipates higher interest expense for the remainder of fiscal 1998 as compared to the same period in fiscal 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter of fiscal 1998 was $2.1 million as compared to $1.4 million for the third quarter of fiscal 1997. This increase was due primarily to the increase in income before income taxes of $1.9 million. The effective income tax rate for each of the fiscal quarters ended July 11, 1998 and July 12, 1997 was 40.0%. The Company currently estimates that the effective income tax rate for fiscal 1998 will be approximately 40.0%.

36 WEEKS ENDED JULY 11, 1998 COMPARED TO 36 WEEKS ENDED JULY 12, 1997

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $58.9 million, or 15.8%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997. The increase resulted from a 10.3% increase in billed hours and a 2.7% increase in average billing rates per hour. Billed hours increased primarily due to increased demand for the Company's services in existing offices, the impact of acquisitions and new office openings. Same store sales increased approximately 11.1% for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997. Acquisitions accounted for approximately $25.9 million of the increase in sales of services. Sales of services for the 36 weeks ended July 11, 1998 increased 14.6%, 5.4% and 45.8%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the same period in fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 17.7% for international business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors.

License fees increased $457,000, or 35.5%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997, primarily due to the same factors as noted above for the third quarter of fiscal 1998.

COSTS OF SERVICES. Costs of services increased $40.4 million, or 13.7% for the 36 weeks ended July 11, 1998 as compared same period in fiscal 1997. Gross margin increased from 20.9% in the fiscal 1997 period to 22.4% for the same period of fiscal 1998, primarily due to the same factors as noted above for the third quarter of fiscal 1998.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $572,000, or 4.1%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.7% during the 36 weeks ended July 12, 1997 to 3.3% for the same period in fiscal 1998. This decrease is primarily the result of a decrease in the proportion of sales and gross profits for franchise offices as compared to Company-owned offices.

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $11.2 million, or 20.0%, for the 36 weeks ended July 11, 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.0% for the fiscal 1997 period to 15.5% for the fiscal 1998 period due to the same factors as noted above for the third quarter of fiscal 1998.

INTEREST EXPENSE. Interest expense increased $1.0 million, or 100.7%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997, reflecting higher average borrowings outstanding during the fiscal 1998 period required to support the Company's internal growth and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for the 36 weeks ended July 11, 1998 was $5.4 million as compared to $3.0 million for the comparable fiscal 1997 period. This increase was due primarily to the increase in income before income taxes of $6.0 million. The effective income tax rate for each of the 36 week periods of 1998 and 1997 was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financings and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in recent years, for acquisitions. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing for business services and 60 to 120 days after billing for medical services. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

Net cash provided from (used by) operating activities was $5.0 million and ($569,000) for the 36 weeks ended July 11, 1998 and July 12, 1997, respectively. The increase in cash flows from operating activities is primarily due to higher net income and higher depreciation and amortization during the fiscal 1998 period. The Company is continuing to focus efforts on collection of accounts receivable to reduce the overall days outstanding, particularly for Medicare reimbursements. The Company has implemented a number of procedures and incentive programs for both corporate and field staff designed to reduce the average number of days outstanding. However, there can be no assurance that these programs will be effective in improving the cash flow related to Company receivables.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $5.9 million for the 36 weeks ended July 11, 1998 and $3.8 million for the 36 weeks ended July 12, 1997. The increase in capital expenditures during the 1998 period is associated with initial payments for the Company's next generation

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

management information and support systems. Capital expenditures for these systems are expected to approximate $10.0 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company currently estimates it will incur $5.0 million of such capital expenditures during fiscal 1998 and $5.0 million during fiscal 1999.

During the 36 week periods ended July 11, 1998 and July 12, 1997, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $8.3 million and $4.6 million, respectively. Payments of $146,000 and $2.1 million related to acquisitions are due for the remainder of fiscal 1998 and for fiscal 1999, respectively, with additional consideration contingent on sales, gross profit or pre-tax income of the acquired businesses in future periods.

During the 36 week periods ended July 11, 1998 and July 12, 1997, the Company increased total borrowings by a net $13.4 million and $14.5 million, respectively, primarily to support the Company's growth and to fund acquisitions and capital expenditures. Distributions to stockholders totaled $2.5 million in the fiscal 1997 period representing the remaining undistributed S corporation earnings of the Company. The Company does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

During the 36 weeks ended July 11, 1998 and July 12, 1997, the Company repurchased 163,500 and 150,000 shares of common stock, respectively, on the open market for aggregate cash consideration of $2.8 million and $1.0 million, respectively. During the 36 weeks ended July 11, 1998, 147,783 shares were reissued and 20,120 new shares were issued under the employee stock option and purchase plans with aggregate cash proceeds of $1.5 million.

On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the Company's revolving credit agreement of $22.6 million, with the remainder to be used for working capital and general corporate purposes.

The Company also has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million, five-year revolving credit agreement and an $18.0 million six-year term loan for working capital needs and general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes depreciation and amortization and total debt to total capitalization. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. As of July 11, 1998, the Company had $10.0 million in outstanding letters of credit, had borrowed $3.0 million under the revolving agreement and had $22.1 million available under the formula based revolving credit agreement.

The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

MEDICAL OPERATIONS

As a provider of home care services, the Company is subject to changing federal and state regulations relating to the licensing and certification of its offices and the sale and delivery of its services. Changes in the law and regulations as well as new interpretations enforced by the relevant regulatory agencies could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (Budget Act), resulting in significant changes to cost based reimbursement for Medicare services provided by home health care providers including the reduction of cost limits. Home health agencies will be reimbursed the lowest of: (1) actual costs of operating the agency's Medicare services; (2) a reduced aggregate cost per visit rate; or (3) an aggregate per beneficiary limit.

The Budget Act requires the Health Care Financing Administration of the U.S. Department of Health and Human Services (HCFA) to implement a Prospective Payment System (PPS) for fiscal years beginning on or after October 1, 1999 to replace this cost-based system. The PPS will pay home health agencies a fixed amount for services rendered without regard to their costs. There can be no assurance that such prospective payment rates will cover the costs incurred by the Company to provide Medicare home health care services.

The impact of these changes on the Company will be to reduce the amount of costs that will be reimbursable, pursuant to the Medicare program, effective November 2, 1997. To address the potential impact of these reimbursement reductions, the Company is assessing the effectiveness of its patient care services and is developing strategies to increase efficiency in providing care to patients. In addition, the Company is reviewing its expenditures for operating costs and general and administrative expenses in an effort to ensure that its costs will be within the amounts that may be reimbursable under the new regulations. The Company currently estimates that the potential effect of the new regulations will not be material to the Company's results of operations for fiscal 1998. However, because the Company cannot presently determine the actual number of patients that will be serviced, the severity of their illnesses or the extent of its ability to reduce general or administrative expenses, there can be no assurance that the ultimate adjustments to

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

revenue as a result of the new regulations will not have a material adverse effect on the business, results of operations, cash flows or financial condition of the Company.

YEAR 2000

The Company is in the process of implementing a comprehensive plan to address the Year 2000 issue, particularly with respect to its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment to its temporary employees and temporary staffing services to its customers. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company's plan includes three phases; (i) a complete inventory and evaluation of all mission critical systems including both information technology (IT) systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance; (ii) modification or replacement of hardware and software affected by the Year 2000 issue; and
(iii) testing of the modified systems and formulation of a contingency plan in the event non-compliant systems are not in place prior to January 1, 2000. The Company is using both internal and external resources to assess its systems, develop and implement its plan.

The Company has completed a significant portion of its system inventory and evaluation phase and expects to complete this process by the end of the fourth quarter of fiscal 1998. To date the Company has identified one group of non-compliant mission critical back-office systems that are currently scheduled for replacement in the normal course of business. The Company expects that these systems will be replaced with Year 2000 compliant systems by the end of the first quarter of fiscal 1999. The Company has identified one additional mission critical back-office system that is not fully Year 2000 compliant and is currently testing this system to determine the extent of required modification. The Company expects to make modifications to this system and complete testing of such modifications, along with modifying and testing any other systems subsequently identified during the evaluation phase, to bring its systems to full Year 2000 compliance by the end of the second quarter of fiscal 1999. Although the Company does not expect that the impact of the Year 2000 issue will be material in systems still under evaluation, there can be no assurance that the Company will not discover Year 2000 issues in the course of its evaluation process that would have a material adverse effect on the business, results of operations, cash flows or financial condition of the Company. Furthermore, should the Company be unsuccessful in taking corrective action to bring mission critical systems to full Year 2000 compliance by the end of 1999, there would be a material adverse effect on the business, results of operations, cash flows and financial condition of the Company.

To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material. Future anticipated costs will be difficult to estimate until after the completion of the inventory and evaluation phase of the project; however, the Company does not currently anticipate that such costs will be material.

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The Company has also begun to survey third-party suppliers and vendors, including key financial institutions, for Year 2000 compliance. The Company expects to complete this survey in the first quarter of fiscal 1999. At this time the Company cannot estimate the effect that non-compliant systems at these entities, if any, could have on the business, results of operations, cash flows or financial condition of the Company, and there can be no assurance that the impact, if any, will not be material.

EUROPEAN CURRENCY

Beginning in January 1999, a new currency called the "euro" is scheduled to be introduced in certain European countries that are part of the Economic and Monetary Union (EMU). During 2002, all EMU countries are expected to be operating with the euro as their single currency. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom and Denmark, which may join the EMU at a future date. The Company is assessing the effect the euro formation will have on its internal systems and the sales of its services. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the costs of addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

SUBSEQUENT EVENT

In July 1998, the Company signed a letter of intent to sell its medical services subsidiary subject to completion of due diligence. No definitive acquisition agreement has been executed to date, and there can be no assurance that the transaction will be successfully concluded.

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

Item 5.    OTHER INFORMATION

               Any stockholder proposal submitted with respect to the Company's Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and Rule 14a-5 if notice thereof is received by the Company after January 3, 1999.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                                    EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
10.3.3     Employment Agreement between the Company and Michael K. Phippen
10.8.10    Second Amendment to Credit Agreement dated as of July 23, 1998
27.1       Financial Data Schedule

-----------------

               (b)  Reports on Form 8-K

               No reports on Form 8-K were filed in or for the 36 week period ended July 11, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WESTERN STAFF SERVICES, INC.


     August 25, 1998                           /Dirk A. Sodestrom/
    -----------------              --------------------------------------------
         Date                                   Dirk A. Sodestrom
                                       Sr. Vice President and Controller