Form 10-Q/A
period 1998-07-11
WESTERN STAFF SERVICES INC
filed 1999-01-29
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

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

                                      INDEX

                                                                                  PAGE
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      July 11, 1998 (restated) and November 1, 1997                    3

                  Condensed Consolidated Statements of Operations -
                      12 and 36 weeks ended July 11, 1998 (restated)
                      and July 12, 1997                                                4

                  Condensed Consolidated Statements of Cash Flows -
                      36 weeks ended July 11, 1998 (restated) and July 12, 1997        5

                  Notes to Condensed Consolidated Financial Statements                 6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                           9

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                       20

Item 2.       Changes in Securities                                                   20

Item 3.       Defaults upon Senior Securities                                         20

Item 4.       Submission of Matters to a Vote of Security Holders                     20

Item 5.       Other Information                                                       20

Item 6.       Exhibits and Reports on Form 8-K                                        20

Signatures                                                                            21

     AMENDED FILING OF FORM 10-Q FOR THE THIRD QUARTER ENDED JULY 11, 1998 AND
                RESTATEMENT OF FINANCIAL STATEMENTS FOR THIS PERIOD

In connection with the preparation of the Company's audited financial statements for its fiscal year ended October 31, 1998 and subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the third quarter ended July 11, 1998, the Company became aware of certain procedural and clerical errors that occurred during the third quarter of fiscal 1998 in connection with the calculation of interim estimated 1998 Medicare revenues for its medical operations, which were subsequently treated as discontinued operations during the fourth quarter of fiscal 1998. The Company has restated its financial results for the third quarter of fiscal 1998. The effect of correcting these errors by the restatement is to reduce net income for the third quarter of fiscal 1998 by $565 or $.03 per basic share. This restatement has no effect on the full fiscal 1998 results of operations as reported by the Company in the fiscal 1998 fourth quarter press release of its financial results and has no effect on results of continuing operations.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                     JULY 11                NOVEMBER 1,
                                                                                      1998                      1997
                                                                               --------------------     -------------------
                                                                                   (UNAUDITED
                                                                                  AND RESTATED)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $             7,321      $            4,796
   Trade accounts receivable, less allowance for doubtful
      accounts of $959 and $879                                                             98,061                  96,502
   Due from licensees                                                                        8,145                   6,825
   Deferred income taxes                                                                     3,114                   2,511
   Other current assets                                                                      3,565                   3,421
                                                                               --------------------     -------------------
      Total current assets                                                                 120,206                 114,055

Property, plant and equipment, net                                                          21,439                  19,583
Deferred income taxes                                                                        2,556                     143
Intangible assets, net                                                                      26,807                  19,181
Other assets                                                                                 2,850                   1,568
                                                                               --------------------     -------------------
                                                                               $           173,858      $          154,530
                                                                               --------------------     -------------------
                                                                               --------------------     -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                       $             3,000      $           19,700
   Current portion of loans payable                                                          3,651                     625
   Current portion of note payable to related party                                            972                     973
   Accounts payable and accrued expenses                                                    43,888                  42,787
   Income taxes payable                                                                      3,649                   4,786
                                                                                  -----------------     -------------------
      Total current liabilities                                                             55,160                  68,871

Loans payable                                                                               45,742                  16,659
Note payable to related party                                                                                          972
Deferred income taxes                                                                                                  494
Other long-term liabilities                                                                 10,256                  10,238
                                                                               --------------------     -------------------
      Total liabilities                                                                    111,158                  97,234
                                                                               --------------------     -------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; authorized and unissued:  1,000 shares
    Common stock, $.01 par value; authorized:  25,000 shares; issued:
       15,527 shares at July 11, 1998 and 15,507 at November 1, 1997                           155                     103
   Additional paid-in-capital                                                               29,430                  29,073
   Retained earnings                                                                        36,516                  28,994
   Cumulative currency translation                                                         (1,021)                    (89)
                                                                                  --------------------     -------------------
                                                                                            65,080                  58,081
    Less treasury stock at cost, 130 shares at July 11, 1998 and 114 shares
        at November 1, 1997                                                                  2,380                     785
                                                                               --------------------     -------------------
      Total stockholders' equity                                                            62,700                  57,296
                                                                               --------------------     -------------------
                                                                               $           173,858      $          154,530
                                                                               --------------------     -------------------
                                                                               --------------------     -------------------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                                         12 WEEKS ENDED                                36 WEEKS ENDED
                                              --------------------------------------       ---------------------------------------
                                                  JULY 11,             JULY 12,                JULY 11,             JULY 12,
                                                  1998                 1997                      1998                 1997
                                                (RESTATED)                                    (RESTATED)
                                              -------------------- -----------------       ------------------   ------------------
Sales of services                             $        147,330     $        131,004        $         430,060    $         372,136
License fees                                               754                  488                    1,744                1,287
                                              -----------------    -----------------       ------------------   ------------------

Total sales of services and license fees               148,084              131,492                  431,804              373,423

Costs of services                                      115,251              103,451                  335,831              295,389
                                              -----------------    -----------------       ------------------   ------------------

Gross profit                                            32,833               28,041                   95,973               78,034

Franchise agents' share of gross profit                  4,760                4,867                   14,420               13,848
Selling and administrative expenses                     21,277               18,071                   62,190               51,972
Depreciation and amortization                            1,837                1,413                    5,010                3,997
                                              -----------------    -----------------       ------------------   ------------------

Operating income                                         4,959                3,690                   14,353                8,217

Interest expense                                           744                  425                    2,079                1,036
Interest income                                          (100)                 (90)                    (267)                (308)
                                              -----------------    -----------------       ------------------   ------------------

Income before income taxes                               4,315                3,355                   12,541                7,489
Provision for income taxes                               1,727                1,372                    5,017                3,026
                                              -----------------    -----------------       ------------------   ------------------

Net income                                    $          2,588     $          1,983        $           7,524    $           4,463
                                              -----------------    -----------------       ------------------   ------------------
                                              -----------------    -----------------       ------------------   ------------------

Basic earnings per share                      $           0.17     $           0.13        $            0.49    $            0.29
                                              -----------------    -----------------       ------------------   ------------------
                                              -----------------    -----------------       ------------------   ------------------

Diluted earnings per share                    $           0.16     $           0.13        $            0.48    $            0.29
                                              -----------------    -----------------       ------------------   ------------------
                                              -----------------    -----------------       ------------------   ------------------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                       36 WEEKS ENDED
                                                                      -------------------------------------------------
                                                                           JULY 11,                      JULY 12,
                                                                             1998                           1997
                                                                          (RESTATED)
                                                                      ------------------            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                         $            7,524            $            4,463
   Adjustments to reconcile net income to net cash
      from operating activities:
         Depreciation                                                              3,700                         3,095
         Amortization of intangible assets                                         1,310                           902
         Provision for losses on doubtful accounts                                   564                           780
         Deferred income taxes                                                   (3,417)                       (2,058)
         Other non-cash charges                                                      153
         Changes in assets and liabilities:
           Trade accounts receivable                                             (2,934)                       (5,272)
           Due from licensees                                                    (1,320)                       (2,595)
           Other assets                                                            (649)                       (1,537)
           Accounts payable and accrued expenses                                   1,291                         1,573
           Income taxes payable                                                  (1,198)                            24
           Other long-term liabilities                                                18                            56
                                                                      -------------------           -------------------

Net cash from operating activities                                                 5,042                         (569)
                                                                      -------------------           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Expenditures for purchases of fixed assets                                     (5,917)                       (3,841)
  Payments for intangibles and other investments                                 (8,251)                       (4,586)
  Other, net                                                                       (372)                            76
                                                                      -------------------           -------------------

Net cash from investing activities                                              (14,540)                       (8,351)
                                                                      -------------------           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under line of credit agreements                   (16,700)                         9,400
  Principal payments on loans payable                                           (19,791)                       (1,089)
  Proceeds from issuance of loans payable                                         50,900                         7,200
  Repayment of note to related party                                               (973)                         (973)
  Issuance of common stock under stock option/purchase plans                       1,455                            87
  Repurchase of common stock                                                     (2,794)                         (966)
  Distributions to stockholders                                                                                (2,500)
                                                                      -------------------           -------------------

Net cash from financing activities                                                12,097                        11,159
                                                                      -------------------           -------------------

Effect of exchange rate on cash                                                     (74)                          (40)
                                                                      -------------------           -------------------

Net change in cash and cash equivalents                                            2,525                         2,199
Cash and cash equivalents at beginning of period                                   4,796                         2,849
                                                                      -------------------           -------------------

Cash and cash equivalents at end of period                            $            7,321            $            5,048
                                                                      -------------------           -------------------
                                                                      -------------------           -------------------

     See accompanying notes to condensed consolidated financial statements.

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

1.   RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

     In connection with the preparation of the Company's audited financial statements for its fiscal year ended October 31, 1998 and subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the third quarter ended July 11, 1998, the Company became aware of certain procedural and clerical errors that occurred during the third quarter of fiscal 1998 in connection with the calculation of interim estimated 1998 Medicare revenues for its medical operations, which were subsequently treated as discontinued operations during the fourth quarter of fiscal 1998. The errors resulted in an overstatement of Medicare revenues and accounts receivable for the third quarter of fiscal 1998 of $941, a resulting overstatement of income taxes and income taxes payable of $376, an overstatement of net income and stockholders' equity of $565 and an overstatement of basic earnings per share of $0.03 and diluted earnings per share of $0.04.

2.   BASIS OF PRESENTATION

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

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

WESTERN STAFF SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                    12 WEEKS ENDED                        36 WEEKS ENDED
                                                           ----------------------------------    ----------------------------------
                                                              JULY 11,           JULY 12,           JULY 11,           JULY 12,
                                                               1998                1997              1998                1997
                                                             (RESTATED)                            (RESTATED)
                                                           ---------------    ---------------    ---------------    -------------
Net income                                                 $        2,588     $        1,983     $        7,524     $        4,463
                                                           ---------------    ---------------    ---------------    ---------------

Denominator for basic earnings per share -
       weighted average shares                                     15,498             15,376             15,454             15,435

Effect of dilutive securities:
       Stock options                                                  295                  1                234                  2
                                                           ---------------    ---------------    ---------------    ---------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions             15,793             15,377             15,688             15,437
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------
Basic earnings per share                                   $         0.17     $         0.13     $         0.49     $         0.29
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------
Diluted earnings per share                                 $         0.16     $         0.13     $         0.48     $         0.29
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------
Anti-dilutive weighted shares excluded from diluted
       earnings per share                                                                618                  3                625
                                                                        -
                                                           ---------------    ---------------    ---------------    ---------------
                                                           ---------------    ---------------    ---------------    ---------------


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

4.   FINANCING ARRANGEMENTS

     On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the Company's revolving credit agreement of $22.6 million, with the remainder to be used for working capital and general corporate purposes.

5.   ACQUISITIONS

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

6.   COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

FISCAL QUARTER ENDED JULY 11, 1998 COMPARED TO FISCAL QUARTER ENDED JULY 12,
1997

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $16.3 million, or 12.5%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997. The increase resulted from a 6.7% increase in billed hours and a 3.8% increase in average billing rates per hour. Billed hours increased primarily due to increased demand for the Company's services in existing offices, the impact of acquisitions and new office openings. Same store sales increased approximately 10.0% for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Acquisitions accounted for approximately $10.0 million of the increase in sales of services. Sales of services for the third quarter of fiscal 1998 increased 12.1%, 3.2% and 32.2%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the third quarter of fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 17.5% for international

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors.

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

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $11.8 million, or 11.4%, for the fiscal quarter ended July 11, 1998 as compared to the fiscal quarter ended July 12, 1997. Gross margin increased from 21.3% in the third quarter of fiscal 1997 to 22.2% in the third quarter of fiscal 1998, primarily due to the Company's gross profit improvement program implemented during the first quarter of fiscal 1997 and lower workers' compensation and unemployment insurance costs as a percentage of sales of services and license fees. During the first quarter of fiscal 1997 the Company initiated a nationwide program designed to maximize gross margin by increasing prices to select customers and focusing on higher margin business. Primarily as a result of this program, the Company generated progressively higher gross margin throughout fiscal 1997. Gross margin increased from 20.4% in the first quarter of fiscal 1997 to 21.0%, 21.3%, and 22.1% for the second, third and fourth quarters, respectively, of fiscal 1997. Gross margin dropped slightly to 22.0% for the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 due to increased holiday pay and seasonal factors, however, gross margin once again increased to 22.5% and 22.2% for the second and third quarters, respectively, of fiscal 1998. The Company will continue with its efforts to improve gross margin where feasible; however, there can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

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

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $3.6 million, or 18.6%, for the third quarter of fiscal 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.8% for the fiscal 1997 quarter to 15.6% for the fiscal 1998 quarter. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to higher incentive compensation costs, a higher proportion of business generated through Company-owned offices as compared to franchise agent offices, and higher amortization costs resulting from increased acquisition activity. The Company's incentive compensation plans are directed towards increasing gross profit and operating income. These incentive costs increased during the third quarter of fiscal 1998 as a direct result of the significant increases in both gross profit and operating income for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. The relative volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profit declines relative to total sales, franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

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

PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter of fiscal 1998 was $1.7 million as compared to $1.4 million for the third quarter of fiscal 1997. This increase was due primarily to the increase in income before income taxes of $1.0 million. The effective income tax rate for each of the fiscal quarters ended July 11, 1998 and July 12, 1997 was 40.0%. The Company currently estimates that the effective income tax rate for fiscal 1998 will be approximately 40.0%.

36 WEEKS ENDED JULY 11, 1998 COMPARED TO 36 WEEKS ENDED JULY 12, 1997

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $57.9 million, or 15.6%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997. The increase resulted from a 10.3% increase in billed hours and a 2.7% increase in average billing rates per hour. Billed hours increased primarily due to increased demand for the Company's services in existing offices, the impact of acquisitions and new office openings. Same store sales increased approximately 11.1% for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997. Acquisitions accounted for approximately $25.9 million of the increase in sales of services. Sales of services for the 36 weeks ended July 11, 1998 increased 14.6%, 5.4% and 42.6%, respectively, for the Company's domestic business services, international business services and medical services, as compared to the same period in fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 17.7% for international business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors.

License fees increased $457,000, or 35.5%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997, primarily due to the same factors as noted above for the third quarter of fiscal 1998.

COSTS OF SERVICES. Costs of services increased $40.4 million, or 13.7% for the 36 weeks ended July 11, 1998 as compared same period in fiscal 1997. Gross margin increased from 20.9% in the fiscal 1997 period to 22.2% for the same period of fiscal 1998, primarily due to the same factors as noted above for the third quarter of fiscal 1998.

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

WESTERN STAFF SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $11.2 million, or 20.0%, for the 36 weeks ended July 11, 1998 as compared to the same period for fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.0% for the fiscal 1997 period to 15.6% for the fiscal 1998 period due to the same factors as noted above for the third quarter of fiscal 1998.

INTEREST EXPENSE. Interest expense increased $1.0 million, or 100.7%, for the 36 weeks ended July 11, 1998 as compared to the same period in fiscal 1997, reflecting higher average borrowings outstanding during the fiscal 1998 period required to support the Company's internal growth and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for the 36 weeks ended July 11, 1998 was $5.0 million as compared to $3.0 million for the comparable fiscal 1997 period. This increase was due primarily to the increase in income before income taxes of $5.1 million. The effective income tax rate for each of the 36 week periods of 1998 and 1997 was 40.0%.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                                    EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
10.3.3(1)  Employment Agreement between the Company and Michael K. Phippen
10.8.10(1) Second Amendment to Credit Agreement dated as of July 23, 1998
27.1       Financial Data Schedule (Restated)

-----------------
(1) Incorporated by reference to exhibits of the Registrant's Form 10-Q for the quarter ended July 11, 1998 filed on August 25, 1998.

               (b)  Reports on Form 8-K

               No reports on Form 8-K were filed in or for the 36 week period ended July 11, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WESTERN STAFF SERVICES, INC.


     January 29, 1999                           /Paul A. Norberg/
    -----------------              --------------------------------------------
         Date                                    Paul A. Norberg
                                        Executive Vice President and Chief
                                                Financial Officer