Form 10-K405
period 1998-10-31
WESTAFF INC
filed 1999-01-29
CIK 931911

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended October 31, 1998

                       Commission File Number 000-27130

                                WESTAFF, INC.

            (Exact name of registrant as specified in its charter)


            DELAWARE                                    94-1266151
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation and organization)

                    301 LENNON LANE, WALNUT CREEK, CA  94598-2453
             (Address of principal executive offices, including zip code)

                                    (925) 930-5300
                           (Registrant's telephone number)

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE
             Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.01 PAR VALUE PER SHARE
                                   (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $42,913,256 as of December 31, 1998, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 31, 1998 the Registrant had outstanding 15,844,406 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or portions thereof) are incorporated herein by reference:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on March 30, 1999 are incorporated by reference into this Form 10-K Report.

                                        INDEX

                                    WESTAFF, INC.


                                                                      Page No.
PART I

ITEM 1.   BUSINESS....................................................    3

ITEM 2.   PROPERTIES..................................................   18

ITEM 3.   LEGAL PROCEEDINGS...........................................   18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   18


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   19

ITEM 6.   SELECTED FINANCIAL DATA.....................................   20

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONAL AND RESULTS OF OPERATIONS.......................   20

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE......................   29


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   30

ITEM 11.  EXECUTIVE COMPENSATION......................................   32

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT............................   32

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS................................................   32


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K..........................   33

          SIGNATURES..................................................   38


                                  PART I

ITEM 1. BUSINESS.

     The following Business Section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors Affecting Future Operating Results" beginning on page 13 below and elsewhere in, or incorporated by reference into, this Form 10-K. This Annual Report on Form 10-K for the year ended October 31, 1998 contains service marks of the Company.

GENERAL

     The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and, as of October 31, 1998, operated through over 370 business services offices in 45 states, the District of Columbia, Guam and five foreign countries. As of October 31, 1998, approximately 71% of these offices were owned by the Company, 22% were operated by franchise agents and 7% were operated by licensees. The Company differentiates itself from other large temporary staffing companies by focusing on recruiting and placing essential support personnel in secondary markets. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. These assignments can support either core or non-core functions of the customer's business, but are always "essential" to daily operations. The Company believes that businesses are increasingly willing to outsource or supplement large portions of these essential support functions with temporary staffing personnel.

     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly-owned subsidiary of the Company ("Western Medical"). The Company is currently involved in discussions with a number of parties who have expressed an interest in Western Medical. As a result of this decision, the Company has classified its medical operations as discontinued operations in the Company's Consolidated Financial Statements and provided a separate discussion of the medical operations in this Business Section. See "--Medical Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

     The Company was founded in 1948 and incorporated in California in 1954. In October 1995, the Company reincorporated in Delaware. The Company's corporate name was changed to Westaff, Inc. in September 1998. The Company's executive offices are located at 301 Lennon Lane, Walnut Creek, California 94598-2453, and its telephone number is (925) 930-5300. The Company transacts business through its subsidiaries, the largest of which is Westaff (USA), Inc., a California corporation, that is the primary operating entity.

     References in this Form 10-K to (i) the "Company" or "Westaff" refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) "franchise agents" refer to the Company's franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

BUSINESS STRATEGY

     The Company's objective is to become a leading provider of essential support services in secondary markets throughout the United States and in selected international markets. The key elements of the Company's business strategy include:

     FOCUS ON SALES WITHIN THE ESSENTIAL SUPPORT SERVICES SECTOR.   The
Company focuses on placing essential support personnel in the growing markets for clerical, light industrial and light technical temporary staffing. The Company believes that essential support services are the foundation of the temporary staffing industry and will remain so for the foreseeable future. The Company also believes that employees performing essential support functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world. The Company believes that it is well-positioned to capitalize on the anticipated growth in these business segments because of its ability to attract and retain essential support personnel and its specialized knowledge of the staffing needs of customers.

     ENHANCE RECRUITING OF QUALIFIED PERSONNEL. The Company believes that a key component of the Company's success is its ability to recruit and maintain a pool of qualified essential support personnel and regularly place them into desirable positions. The Company uses comprehensive methods to assess, select and, when appropriate, train its temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. The Company believes one of its key competitive advantages in attracting and retaining essential support personnel is its "quick pay" system, which provides it with the ability to print payroll checks at most of its branch offices within 24 hours after receipt of a time card. The Company also offers its temporary employees comprehensive benefit, retention and recognition packages, including bonuses, vacation pay, holiday pay and opportunities to participate in the Company's contributory 401(k) plan and discounted employee stock purchase plan.

     EMPHASIZE SECONDARY MARKETS. The Company's strategy is to capitalize on its presence in secondary markets and to build market share by targeting small to mid-sized customers, including divisions of Fortune 500 companies. The Company believes that in many cases, such markets are less competitive and less costly in which to operate than the more central areas of metropolitan markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, the Company believes that secondary markets are more likely to provide the opportunity to sell retail and recurring business that is characterized by relatively higher gross margins. The Company focuses on this type of business while also selectively servicing strategic national and regional contracts.

     MAINTAIN ENTREPRENEURIAL AND DECENTRALIZED OFFICES WITH STRONG CORPORATE SUPPORT. The Company seeks to foster an entrepreneurial environment by operating each office as a separate profit center, by giving managers and staff considerable operational autonomy and financial incentives and by establishing franchise agent and licensed offices in appropriate markets. The Company has designed programs to encourage a "team" approach in all aspects of sales and recruiting, to improve productivity and to maximize profits. The Company believes that this structure allows it to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on branch operations while relying on corporate headquarters for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, advice on legal and regulatory matters, quality standards and marketing.

     ENHANCE INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data and periodically expand or upgrade its information processing capabilities. The Company has finalized a long-term strategic plan for its next generation management information and support systems and is introducing these systems in a number of phases through replacements of, and enhancements to, various aspects of its current systems. The Company believes that these replacements and enhancements will increase management's ability to store, retrieve, process and manage information. As a result, the Company will be able to improve service to its customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company's information technology infrastructure. See "Factors Affecting Future Operating Results--Reliance on Management Information Systems."

     CONTROL COSTS THROUGH EMPHASIS ON RISK MANAGEMENT. Workers' compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry. Workers' compensation costs are particularly high in the light industrial sector. The Company has developed risk management programs that it believes improve management's ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the work place, post-accident procedures and return to work programs. The Company also has created strong financial incentives for branch offices to implement its risk management procedures. The Company believes that its emphasis on controlling employee-related costs enables branch office managers to price services more competitively and improve profitability.

GROWTH STRATEGY
immediate focus on internal growth and future pursuit of strategic and complementary acquisitions.

     INTERNAL GROWTH. A principal element of the Company's growth strategy has been its focus on internal growth. Same store sales from continuing operations increased 14.4%, 12.9% and 8.0% in fiscal 1996, fiscal 1997 and fiscal 1998, respectively, as compared to the prior annual periods. The Company's internal growth strategy consists of the following:

     - INCREASE SALES AND PROFITABILITY AT EXISTING OFFICES. The Company believes that a substantial opportunity exists to increase sales of services and profitability in existing offices. The Company has implemented incentive compensation plans to encourage branch office managers and staff to increase productivity and profits at the branch level, such as the Company's incentive program based on gross profit per full-time equivalent (FTE) staff for most of its business services field personnel as well as a return on sales bonus program for managers. In addition, the Company has restructured its corporate-level branch management function to establish and monitor branch office performance targets and develop programs to support branch operations.

     - SELECTIVELY EXPAND ON-SITE PROGRAMS. The Company has taken advantage of industry trends by expanding its on-site (also referred to as "vendor-on-premises") programs. Since its initial public offering, the Company has substantially increased the number of its on-site programs and, as of October 31, 1998, had 45 such programs. Under these programs, the Company can assume administrative responsibility for coordinating all essential staffing services throughout a customer's location, including skills testing and training. On-site relationships provide customers with dedicated account management which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have lower gross margins than those for retail customers, higher volumes, comparatively lower operating expenses and relatively longer customer relationships. These programs also may provide an office with sufficient gross profit dollars to cover fixed expenses as well as conduct activities to generate name recognition for recruiting and marketing purposes.

     - PURSUE EXPANSION BY ESTABLISHMENT OF NEW OFFICES. The Company seeks to open new Company-owned offices primarily in existing markets to benefit from common area management, cross-marketing opportunities and leveraging of administrative expenses. The Company's corporate and operating management jointly develop expansion plans for new offices based upon various criteria, including market demand, availability of qualified personnel, the regulatory environment in the relevant market and whether a new office would complement or broaden the Company's current geographic network. The Company expects to limit expansion of its franchise agent and licensed programs to proven industry professionals interested in pursuing markets that are not strategic to the Company.

     - EXPAND INTERNATIONAL PRESENCE. The Company intends to expand its international presence primarily through internal growth and, to a lesser extent, by pursuing selected acquisition opportunities. As of October 31, 1998, the Company operated 59 offices in Australia, the United Kingdom, Norway, New Zealand and Denmark, and has experienced growth in its international markets, with sales of services, excluding the effect of foreign currency rate fluctuations, increasing 24.6% in fiscal 1997 compared to fiscal 1996 and 18.5% in fiscal 1998 compared to fiscal 1997. The Company believes that its established international presence will enable it to take advantage of growing overseas markets where the high cost of maintaining permanent employees encourages the use of temporary personnel.

     PURSUIT OF COMPLEMENTARY AND STRATEGIC ACQUISITIONS. The Company currently intends to focus on internal growth at least through the second quarter of fiscal 1999. In the future, the Company may also pursue opportunities for growth through acquisitions in existing as well as new markets. However, the Company has scaled back its near-term acquisition plans and, accordingly, sales growth from additional acquisitions will likely be minimal at least through the first two quarters of fiscal 1999 and possibly throughout fiscal 1999. In evaluating potential acquisition candidates, the Company focuses on independent staffing companies with a history of profitable operations, a strong management team, a recognized presence in secondary markets and compatible corporate philosophies and culture. In fiscal 1998, the Company completed 14 business services acquisitions. See "Factors Affecting Future Operating Results--Uncertain Ability to Continue and Manage Growth; Risks Related to Acquisitions."

     The Company has established a team of corporate officers and department heads responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts and subsequently integrating the acquired companies. The integration of newly acquired companies generally involves standardizing each company's accounting and financial procedures with those of the Company. Acquired companies are brought under the Company's uniform risk management program and key personnel of acquired companies often become part of field management. Marketing, sales, field operations and personnel programs are reviewed and, where appropriate, conformed to the best practices of the Company's existing operations.

     In addition to external acquisitions, the Company also may engage in "internal" acquisitions, i.e., the purchase of existing franchise agent and licensed operations. The Company has a right of first refusal on any sale of franchise agent or licensed operations. Since the beginning of fiscal 1998, the Company has acquired a total of seven business services franchise agent offices.

SERVICES

     The Company's business services division places essential support personnel in clerical, light industrial and light technical positions through an international network of offices. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. As of October 31, 1998, the Company's domestic and international business services operations comprised over 370 offices.

     The Company markets its temporary personnel services to local and regional customers through a network of Company-owned, franchise agent and licensed offices, as well as through its on-site service locations. The Company coordinates sales and marketing efforts through its corporate headquarters in cooperation with branch and regional offices and targets small to mid-size companies in secondary markets. New customers are obtained through personal sales presentations, telemarketing, direct mail solicitation, referrals from other customers and advertising in a variety of regional and local media, including the yellow pages, newspapers, magazines and trade publications. In addition, local radio, billboard and other creative advertising are used in certain markets to enhance the Company's name recognition.

     As of October 31, 1998, the Company's international operations comprised 59 Company-owned offices: 20 in Australia; 23 in the United Kingdom; six in Norway; six in New Zealand; and four in Denmark. Through these offices, the Company provides regular and temporary personnel services in the clerical and light industrial support areas. The Company employs a managing director for each foreign country who oversees all operations in that country. For fiscal 1997 and fiscal 1998, 13.3% and 12.4%, respectively, of total system revenues from continuing operations were derived from the Company's international operations. Same store sales for international operations increased 18.2% and 6.5% for fiscal 1997 and fiscal 1998, respectively, as compared to the same prior year periods. A total of 23 offices in the United Kingdom and 22 offices in Australia have certification under ISO 9002, a total quality management program.

OPERATIONS

     As of October 31, 1998, the Company operated through a network of over 370 business services offices in 45 states, the District of Columbia, Guam and five foreign countries. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with branch, area, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, determining business mix and advertising.

     The following table sets forth information as to the number of business services offices in operation as of the dates indicated.


                                           OCT. 29,    OCT. 28,  NOV. 2,    NOV. 1,   OCT. 31,
                                           --------    --------  -------    -------   --------
                                               1994        1995     1996       1997       1998
                                               ----        ----     ----       ----       ----
 Number of Offices by Ownership:(1)
     Company-owned.......................       168         196      217        226        267
     Franchise agent.....................        89          90      103        103         82
     Licensed............................        16          21        7         11         25
                                               ----        ----     ----       ----       ----
         Total...........................       273         307      327        340        374
                                               ----        ----     ----       ----       ----
                                               ----        ----     ----       ----       ----

 Number of Offices by Location(1):
     Domestic............................       232         263      280        288        315
     International.......................        41          44       47         52         59
                                               ----        ----     ----       ----       ----
 Total...................................       273         307      327        340        374
                                               ----        ----     ----       ----       ----
                                               ----        ----     ----       ----       ----

--------------

(1)  Excludes Company-owned recruiting offices and medical services offices.

     COMPANY-OWNED OFFICES. Employees of each Company-owned office report to a manager who is responsible for day-to-day operations and the profitability of that office. Office managers generally report to area and/or regional managers. As of December 31, 1998, there were two zone managers and 15 regional managers in the Company's business services division. All domestic and some international employees in the Company's business services branch offices may earn commissions based on the gross profit dollars per FTE employee. This program is designed to motivate employees to maximize the growth and profitability of their offices. In addition, office, area, regional and zone managers are eligible to participate in a return on sales incentive plan that compensates them based on the net income achieved in their office, area, region or zone. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in an entrepreneurial, creative and committed team.

     FRANCHISE AGENT OFFICES. The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of October 31, 1998, the Company's 43 business services franchise agents operated 82 franchise agent offices. The Company designs its franchise agent program to provide attractive terms to franchise agents. Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively, and during fiscal 1996, 1997 and 1998, franchise agents offices represented 30.0%, 26.0% and 21.6%, respectively, of the Company's sales of services.

     Under the Company's franchise agent program, the franchise agent, as an independent contractor, is responsible for establishing and maintaining an office and paying related administrative and operating expenses, such as rent, utilities and salaries of its branch office staff. Each franchise agent functions as a limited agent of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise functions as an independent contractor. As franchisor, the Company is the employer of the temporary employees and the owner of the customer accounts receivable. The Company is responsible for providing start-up materials and supplies, training the franchise agent and occasionally assisting on-site, aiding in bids for national accounts and paying the wages of the temporary employees and all related payroll taxes and insurance. As a result, the Company provides a substantial portion of the working capital needed for the franchise agent operations. The Company also provides the use of the Company's payroll and information services to manage information regarding temporary employees and customers. Franchise agent agreements have an initial term of five years and are renewable for multiple five-year terms.

     Franchise agents are required to follow the Company's operating procedures and standards in recruiting, screening, classifying and retaining temporary personnel. Under the Company's name, the franchise agent solicits orders for temporary employees from customers and assigns the Company's temporary employees to customers in response to such orders. In an effort to control liability associated with workers' compensation claims, the Company's risk management department works closely with franchise agent offices in evaluating job assignments and seeking to promote sales while effectively managing risks. The Company handles all government withholding, quarterly reports and W-2s, and maintains comprehensive insurance coverage for all temporary employees sent on assignment by franchise agent offices. In addition, through on-site safety and quality assurance inspections, franchise agent offices evaluate risks and check compliance with state and federal safety regulations. In some cases, the Company may, in conjunction with the Company's insurance carrier, employ the services of a professional loss control engineer.

     The Company's franchise agent and license agreements contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent agreements. In the past five fiscal years, the Company has commenced four actions to enforce the non-competition covenants. Three of those actions were resolved in the Company's favor, and one is presently pending. See "Factors Affecting Future Operating Results--Risks Related to Franchise Agent and Licensed Operations."

     LICENSED OFFICES. Under the Company's license program, the licensee is the employer of the temporary employees and the owner of the customer accounts receivable. The Company typically grants licensees the exclusive right to establish an office to market and provide light industrial and clerical temporary personnel or light technical temporary personnel within a designated geographic area. Licensees receive the same basic training from the Company as franchise agents and attend seminars, participate in marketing programs and use the Company's sales literature. The Company also assists its licensees in obtaining business from its national accounts and provides them with national, regional and cooperative local advertising.

     Licensees operate within the framework of the Company's policies and standards. They recruit and employ temporary employees according to the Company's guidelines, and pay these employees using the Company's payroll procedures. However, licensees must obtain their own workers' compensation, liability, fidelity bonding and state unemployment coverage, which determine their payroll costs. The Company bills all licensees' customers and collects their remittances. License agreements are for a term of five years and are renewable for multiple five-year terms. As of October 31, 1998, the Company's 10 business services licensees operated 25 licensed offices.

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

     The Company's sale of franchises and licenses is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. The Company has either registered, or been exempted from registration, in 14 of the 15 states that require registration in order to offer franchises or licenses. In one of the 15 states, the Company has not yet sought registration and is therefore not currently authorized to offer franchise or license arrangements.

MANAGEMENT INFORMATION SYSTEMS

     The Company believes that its management information systems are instrumental to the success of its operations. The Company's management information systems include a billing and payroll application which is designed to provide timely and accurate payment for temporary employees and billing to the Company's customers. Under this system, centralized computer server systems, interfaced with personal computers in branch offices, support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability. Office automation provides the branch offices with direct access to data for a variety of purposes, such as mailings, ad hoc customer queries and accounts receivable monitoring. These systems provide the Company with the ability to print checks at most of its offices within 24 hours after receipt of the time card. Most of the employees of the domestic Company-owned, franchise agent and licensed offices are served by the Company's systems of remote site personal computers. The few offices that are not currently linked by personal computer to the systems submit billing and payroll information by facsimile or overnight delivery services to the Company's headquarters for processing. The remote site systems are supported by the Company's in-house technical support department, which is responsible for computer installations, training and technical support.

     In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. In connection with this process, the Company has entered into agreements or is in discussion with various software and hardware providers to purchase the required hardware and software and to assist in the design and implementation of the new systems. The Company anticipates that these systems will be easier to maintain and allow the Company to realize efficiencies in managing information technology resources. These systems should provide management with enhanced abilities to acquire daily, weekly, monthly and quarterly reports on office and Company performance and improve the mechanisms for distribution of these reports to field personnel. These systems are designed to more tightly integrate the Company's payroll and customer billing activities, and should also offer enhanced candidate recruiting and customer data management and search capabilities that will integrate directly with the Company's payroll and billing functions and thereby reduce both the incidence of errors and the time necessary to research billing and payroll issues. When fully implemented, these systems should permit the Company's customers to review their own billing, accounts receivable and job activity records as well as conduct research and place orders on-line, and allow Company employees and temporary staff to review their own payroll, benefits and human resource information, all via the use of the Internet. These systems are also designed to enable the Company's temporary employees to receive their paychecks essentially on demand.

     The long-term strategic plan calls for a systematic conversion from the Company's current systems to the new systems over the next 24 months in a multi-phased approach to deliver incremental productivity and efficiency gains. The first phase will be to replace the Company's back-office financial accounting and reporting system. The Company believes this conversion will resolve certain Year 2000 compliance issues in its existing systems, as well as provide its field offices with more real-time access to branch and regional operating information. Concurrent with this project, the Company intends to implement a frame relay network which will allow a Company-wide access to a centrally managed office and productivity software suite. The second phase will deliver a full featured branch office tool designed to assist in order management, candidate search and recruiting, customer service management and sales management, which should fully integrate with the Company's existing and future payroll and billing systems. The third phase will involve the implementation of a payroll, billing and activities management system integrating both branch office systems and financial systems. The Company anticipates incurring capital expenditures of approximately $12.0 million in connection with this project, of which $6.2 was incurred during fiscal 1998, $4.8 million is expected to be incurred in fiscal 1999, and $1.0 million is expected to be incurred in fiscal 2000.

     The Company believes that its existing management information systems, with minor modifications and planned software upgrades and enhancements, will be adequate to handle the needs of the Company through the end of fiscal 2000, prior to which time the new systems are expected to become fully operational. The Company believes that the new enterprise-wide systems will provide significant operating efficiencies for both field and corporate office personnel. However, there can be no assurance that the Company will meet anticipated completion dates for system replacements and enhancements consisting of next generation management information and support systems, that such replacements and enhancements will be completed in a cost-effective manner or that such replacements and enhancements will support the Company's future growth or provide significant gains in efficiency and productivity. The failure of the replacements and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     See "Factors Affecting Future Operating Results--Reliance on Management Information Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK MANAGEMENT PROGRAMS

     The Company is responsible for all employee-related expenses for the temporary staff employees of its Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes, and other general payroll expenses.

     The Company's risk management programs employ a variety of loss prevention and loss control strategies, financial incentives and aggressive claims management techniques to help control and reduce risks, particularly with respect to workers' compensation programs. The Company's loss control strategies include actively screening work sites to ensure that temporary employees are placed within the Company's strict safety guidelines. The Company carefully monitors the job assignments to prevent placing employees in certain high risk jobs that are prohibited under the Company's guidelines. In addition, the Company requires general and specific safety orientation training as well as appropriate personal protective equipment in certain assignments. Safety equipment includes back supports, safety glasses, protective footwear and cut-proof gloves. Each accident is carefully reviewed by the Company to ensure that safety procedures were followed and that additional safety considerations are implemented to avoid any future injuries at a customer's work site.

     The Company has also developed financial incentives for field offices to ensure that risk management remains a high priority. Each Company-owned and franchise agent office is charged workers' compensation premiums through an internal experience modifier program which is based largely upon the local office's claims experience. The Company also employs a dividend program for its franchise agent offices which will return a portion of their premiums in the event of positive claims experience. The Company believes that its experience modifier and dividend programs provide strong incentives to the field offices to control workers' compensation risks.

     The Company also employs a number of claims management techniques to help control losses. In the event of an actual workers' compensation injury, for example, post-accident drug testing is performed as part of the initial examination. In some circumstances, if the claimant tests positive for illegal drug usage, the claim may be denied in its entirety. If the injury prevents the employee from returning to work immediately, the Company moves forward with aggressive claims management. The Company has maintained a long-term relationship with its insurance carrier and claims administrator. This long-standing relationship has helped the Company to ensure consistency in applying its risk management programs. The Company's corporate claims management team, as well as all regional managers, have frequent meetings and conference calls with the claims administrator, and can examine the claims adjusters' notes within 24 hours. On an ongoing basis, the Company's workers' compensation specialists actively analyze claims to determine compensability issues, the appropriateness of medical treatment and whether reserve balances are properly established. The Company also considers whether or not the customer or a third party may be a source for subrogation in the event civil recoveries are allowable to the injured employee.

     Due to the nature of temporary work, state unemployment insurance costs can rise to the maximum statutory rates if not properly managed. Through appropriate payroll tax planning, as well as utilization of an internally developed comprehensive claims management system, the Company believes it has developed methods to minimize these costs. There can be no assurance, however, that such methods will be successful. Any increase in such costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Factors Affecting Future Operating Results--Variability of Employee-Related Costs."

COMPETITION

     The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Interim Services, Inc. (commercial services division), Kelly Services, Inc., Manpower Inc., Norrell Corporation (commercial services division), RemedyTemp, Inc., The Olsten Corporation (commercial services division) and Personnel Group of America, Inc.. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

     The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. The Company has experienced pricing pressure in all areas of its business and expects these pressures to continue. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. In addition, the entire staffing industry is faced with recruiting challenges due to low unemployment rates. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or gross margin, and which could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Factors
Affecting Future Operating Results--Highly Competitive Market."

EMPLOYEES

     The Company estimates that as of October 31, 1998 it had approximately 37,000 temporary employees on assignment through its business services division and employed approximately 1,266 regular staff in its business services division. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

     The Company, as employer, is responsible for and pays the regular and temporary payrolls, Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its temporary employees (including temporary employees assigned by franchise agents). The Company offers various insurance programs and other benefits for certain of its temporary employees which are made available at the option of regional or branch office managers or franchise agents and licensees. As part of health care reform, federal and certain state legislative proposals have from time to time included provisions that would extend health insurance benefits to temporary employees who are not currently provided with such benefits. Due to the uncertainty associated with the ultimate enactment of any such health care reform initiatives and the form and content of any such initiatives once enacted, the Company is unable to estimate the impact any extension of health insurance benefits would have on its business, results of operations, cash flows or financial condition.

SERVICE MARKS

     The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company's service marks include, Western Staff Services-Registered Trademark-, Western Temporary Services-Registered Trademark-, Western Technical Services-Registered Trademark-, Westaff-Registered Trademark-, Westemp-Registered Trademark- and Be a Temp-Registered Trademark-. The Company's applications to federally register the service marks USA Temp-SM-and The Essential Support Services Leader-SM- are pending.

MEDICAL SERVICES

     In November 1998, the Company announced its plan to sell Western Medical. The Company is currently involved in discussions with a number of parties who have expressed an interest in Western Medical. As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Balance Sheet at October 31, 1998, the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1998, fiscal 1997 and fiscal 1996 and the cash flows from discontinued operations in the Consolidated Statement of Cash Flows for fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

     Through Western Medical, the Company provides temporary health care personnel to serve an array of home care and institutional health care needs, including registered nurses, licensed practical/vocational nurses, physical, occupational and speech therapists, medical social workers, certified home health and personal care aides, home care companions, and allied health personnel, such as pharmacists, medical technicians and phlebotomists. Approximately half of the medical services division's personnel are licensed. As of October 31, 1998, the medical services division comprised 56 domestic offices, with two regional managers. The medical services division sales of services and license fees for fiscal 1997 and fiscal 1998 were $46.7 million and $54.9 million, respectively.


     In home care, a registered nurse or appropriate home care professional initially assesses the home care case, then devises a plan of treatment for doctor approval, provides the necessary treatment, examines and records the patient's progress, and makes periodic reports to the physician or case manager. The medical services division also provides health care personnel for institutional staffing in hospitals, nursing homes, clinics, other health care facilities and prisons. Institutional staffing consists mainly of RNs, LPNs/LVNs, certified nurse aides and allied health personnel such as pharmacists, phlebotomists and x-ray and lab technicians. To maintain quality control, the medical services division sets policy and procedures for Company-owned, franchise agent and licensed offices through its own internal oversight authority. These procedures include guidelines for compliance with local, state and federal regulations, improving quality of service, hiring criteria, training programs and professional guidance.

     The Company began to serve Medicare patients in fiscal 1992. Approximately 28.5% and 15.3%, respectively, of the Company's medical services sales in fiscal 1997 and fiscal 1998 were attributable to Medicare services. Over half the total of 35 Company-owned offices in the medical services division were certified to provide home health care services to Medicare patients as of October 31, 1998.

     FRANCHISE AGENT OFFICES. Franchise agents in the medical services division enter into agreements similar to those in the business services division. However, the agreements relating to the medical services division contain a separate agreement that covers home health agency business. As of October 31, 1998, the Company had 12 medical services franchise agents operating a total of 13 offices.

     LICENSED OFFICES. Under the Company's license program, the licensee is the employer of the temporary employees and the owner of the customer accounts receivable. In addition, the medical licensee retains the home health agency license and Medicare certification, if any, in its name. The Company retains 8.0% of the non-Medicare gross sales as a service fee and charges a service fee per visit for Medicare services. As of October 31, 1998, the Company's 4 medical services licensees operated a total of 8 offices.

     MANAGEMENT INFORMATION SYSTEMS. The Company's medical services division is largely independent from the Company's general information systems.
During the first quarter of fiscal 1998, the medical services division completed the conversion to, and currently uses, a comprehensive, industry-specific clinical and financial accounting and reporting system, acquired from a nationally known medical information system company. It is designed to organize and present information in a manner that facilitates the ability of the Company to obtain appropriate and timely reimbursement under Medicare and other programs through electronic billing, while integrating the financial and clinical information which is vital to future managed care controls. The Company is currently working on additional enhancements to the systems of the medical services division to improve efficiency and performance.

     GOVERNMENTAL REGULATION. Legislative changes affecting the health care industry have been proposed, from time to time, in Congress and various states. Changes in the government's support of health care services, the methods by which such services are delivered and the prices for such services could each have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

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

     Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation has become an important criterion in providing home health care services. As of December 31, 1998, 11 of the Company-owned offices, two franchise agent offices and four licensed offices were accredited by JCAHO, and an application for one JCAHO accreditation was pending for one franchise agent office. Failure to obtain such accreditation or delays in the accreditation process could adversely affect the ability of the Company to compete in the home health care services area.

     On August 5, 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Budget Act"), resulting in significant changes to cost-based reimbursement for Medicare services provided by home health care providers, including the reduction of cost limits. Under the Interim Payment System ("IPS"), home health agencies will be reimbursed the lowest of: (i) the actual costs of operating the agency's Medicare services; (ii) a reduced aggregate cost per visit rate; or (iii) an aggregate per beneficiary limit.

     The Budget Act requires the Health Care Financing Administration of the U.S. Department of Health and Human Services ("HCFA") to implement a Prospective Payment System ("PPS") for fiscal years beginning on or after October 1, 1999 to replace this cost-based system. Under the PPS, home health agencies will be paid a fixed amount for services rendered without regard to the cost of providing such services. There can be no assurance that such reimbursement rates will cover the costs incurred by the Company to provide Medicare home health care services. See "Factors Affecting Future Operating Results--Governmental Regulation Relating to Health Care Providers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     EMPLOYEES. As of October 31, 1998, the Company had approximately 2,219 temporary employees on assignment in the medical services division, and employed approximately 159 regular staff in connection with the division. The Company's medical services employees are not covered by any collective bargaining agreements. The Company believes that its relationships with these employees are good.

     As with its business services employees, the Company, as employer, is responsible for and pays the regular and temporary payrolls, Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its temporary employees (including temporary employees assigned by franchise agents). The Company offers various insurance programs and other benefits for certain of its temporary employees which are made available at the option of regional or branch office managers or franchise agents and licensees. In addition, temporary employees performing health care services are covered by professional liability insurance. As part of health care reform, federal and certain state legislative proposals have from time to time included provisions that would extend health insurance benefits to temporary employees who are not currently provided with such benefits. Due to the uncertainty associated with the ultimate enactment of any such health care reform initiatives and the form and content of any such initiatives once enacted, the Company is unable to estimate the impact any extension of health insurance benefits would have on its business, results of operations, cash flows or financial condition.

     SERVICE MARKS. The Company's medical services division has various service marks registered with the United States Patent and Trademark Office and with the State of California. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. With respect to the medical services division, the Company's service marks include, Western Medical Services-Registered Trademark- and Western Medical Services Home Health Agency-Registered Trademark-. The Company's pending application to federally register the service mark Western Independent Living-SM- is on hold.

               FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-K contains forward-looking statements concerning the Company's future products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

     POSSIBLE ADVERSE EFFECTS OF FLUCTUATIONS IN THE GENERAL ECONOMY.
Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     UNCERTAIN ABILITY TO CONTINUE AND MANAGE GROWTH; RISKS RELATED TO
ACQUISITIONS.   The Company has experienced significant growth, principally through internal growth and, more recently, through acquisitions. However, the Company has scaled back its near-term acquisition plans and, accordingly, sales growth from additional acquisitions will likely be minimal at least through the first two quarters of fiscal 1999 and possibly throughout fiscal 1999. There can be no assurance that the Company will be able to expand its current market presence or successfully enter other markets through acquisitions or the opening of new offices. The Company's ability to continue its growth and profitability will depend on a number of factors, including:
(i) the strength of demand for temporary employees in the Company's markets;
(ii) the availability of capital to
fund acquisitions; (iii) the ability to maintain or increase profit margins despite pricing pressures; and (iv) existing and emerging competition. The Company must also adapt its infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Competition for acquisitions may increase to the extent other temporary services firms, many of which have significantly greater financial resources than the Company, seek to increase their market share through acquisitions. In addition, the Company is subject to certain limitations on the incurrence of additional indebtedness under its credit facilities, which currently restrict the Company's ability to finance acquisitions. Further, there can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, complete such acquisitions or successfully integrate such acquired businesses into its operations. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management's attention and possible adverse effects on earnings resulting from increased goodwill amortization, interest costs and workers' compensation costs, as well as difficulties related to the integration of the acquired businesses, such as retention of management. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenue or profitability as the Company's existing locations. In addition, to the extent that the Company consummates acquisitions in which a portion of the consideration is in the form of Common Stock, current shareholders may experience dilution. The failure to identify suitable acquisitions, to complete such acquisitions or successfully integrate such acquired businesses into its operations could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--Growth Strategy."

     RELIANCE ON MANAGEMENT INFORMATION SYSTEMS.   The Company believes its
management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data, and periodically to expand and upgrade its information processing abilities. In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. The Company anticipates introducing these systems in a number of phases through replacements of, and enhancements to, various aspects of its current management information and support systems. The Company has, in the past, discovered problems in implementing new systems and may, in the future, experience delays or increased costs to correct such defects. There can be no assurance that the Company will meet anticipated completion dates for system replacements and enhancements consisting of next generation management information and support systems, that such replacements and enhancements will be completed in a cost-effective manner, or that such replacements and enhancements will support the Company's future growth or provide significant gains in efficiency. The failure of the replacements and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Management Information Systems."

     RELIANCE ON EXECUTIVE MANAGEMENT. The Company is highly dependent on its senior executives, including W. Robert Stover, now its Chairman and founder, and formerly its Chief Executive Officer, Michael K. Phippen, now its Chief Executive Officer and President, and Paul A. Norberg, its Executive Vice President and Chief Financial Officer, and on the other members of its executive management team. The Company has entered into a new employment agreement with Mr. Stover for continuing employment until he chooses to retire or until his death; moreover, the Company has entered into a five-year employment agreement with Mr. Phippen pursuant to which he became Chief Executive Officer effective January 1, 1999 and receives a specified compensation package. Employment arrangements with all of the Company's other executive officers are at-will. The loss of the services of any of these key executive personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     VARIABILITY OF OPERATING RESULTS; SEASONALITY. The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the level of competition within its markets, the Company's ability to increase the productivity of its existing offices, control costs and expand operations, the timing and integration of acquisitions and the availability of qualified temporary personnel. In addition, the Company's results of operations could be, and have in the past been, adversely affected by severe weather conditions. The Company's fourth fiscal quarter consists of 16 or 17 weeks, while its first, second and third fiscal quarters consist of 12 weeks each. Moreover, the Company's results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company's fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector. Due to the foregoing factors, the Company has experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event could likely have a material adverse effect on the price of the Common Stock. See "--Variability of Employee-Related Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations."

     ABILITY TO ATTRACT AND RETAIN THE SERVICES OF QUALIFIED TEMPORARY PERSONNEL. The Company depends upon its ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which the Company operates are experiencing historically low rates of unemployment and the Company has experienced, and may continue to experience, significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of its customers. Furthermore, the Company may face increased competitive pricing pressures during such periods. Based on the current economic environment, competition for individuals with the requisite skills is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on terms of employment acceptable to the Company. The Company must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company to accept regular staff employment with customers of the Company. The inability to attract and retain qualified personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Operations."

     VARIABILITY OF EMPLOYEE-RELATED COSTS. The Company is responsible for all employee-related expenses for the temporary employees of its Company-owned and franchise agent offices, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company maintains workers' compensation insurance for all claims in excess of a loss cap of $500,000 per incident, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuaries and makes changes to the rates as necessary based primarily upon historical loss trends. Each year, the Company evaluates its historical accruals based on an actuarially developed estimate of the ultimate cost for each open policy year and adjusts such accruals as necessary. These adjustments can either be increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. Although management believes that the Company's accruals for workers' compensation obligations are adequate, there can be no assurance that the actual cost of workers' compensation obligations will not exceed the accrued amounts. In addition, there can be no assurance that the Company's programs to control workers' compensation and other payroll-related expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals. Unemployment insurance premiums are set by the states in which the Company's employees render their services. A significant increase in these premiums or in workers' compensation-related costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Risk Management Programs."

     HIGHLY COMPETITIVE MARKET. The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of clerical, light industrial and light technical temporary staffing companies are local, full-service or specialized operations with fewer than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national, full-service and specialized competitors in local, regional, national and international markets. Many of the Company's principal competitors have greater financial,
marketing and other resources than the Company.   In addition, there are a
number of medium-sized firms which compete with the Company in certain regional or specialized markets where such firms may have a stronger presence. Furthermore, certain of its current and prospective customers may decide to fulfill their staffing needs independently.

     The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. The Company has experienced pricing pressures in all areas of its business and expects these pressures to continue. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. In addition, the entire staffing industry is faced with recruiting challenges due to low unemployment rates. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or gross margin, and which could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Competition."

     RELIANCE ON FIELD MANAGEMENT. The Company is dependent on the performance and productivity of its local managers, particularly branch office, area, regional and zone managers. The loss of some of the Company's key managers could have an adverse effect on the Company's operations, including the Company's ability to establish and maintain customer relationships. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch, area, regional and zone managerial personnel. If the Company is unable to attract and retain key employees to perform these services, the Company's business, results of operations, cash flows or financial condition could be adversely affected. Furthermore, the Company may be dependent on the senior management of companies that may be acquired in the future. If any of these individuals do not continue in their management roles, there could be a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Operations."

     YEAR 2000 COMPLIANCE. The Company is in the process of implementing a comprehensive plan to address the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major systems failure or miscalculations. There can be no assurance that the Company will be successful in implementing its plan, or that such plan, if implemented, will fully ensure Year 2000 compliance. In addition, the Year 2000 issue may impact other entities with which the Company transacts business. There can be no assurance that such impact, or issues arising from the Company's own systems, will not have a material adverse effect on the business, results of operations, cash flows or financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

     RISKS RELATED TO INTERNATIONAL OPERATIONS. The Company presently has operations in Australia, the United Kingdom, Norway, New Zealand and Denmark. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties and compliance issues associated with accounting and reporting requirements and changing and, in some cases, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company's sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company's profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RISKS OF EURO INTRODUCTION. Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union ("EMU"). During calendar year 2002, all EMU countries are expected to be operating with the euro as their single currency. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom and Denmark, which may join the EMU at a future date. The Company is assessing the effect the euro formation will have on its internal systems and the sales of its services. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the costs of addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--European Currency."

     EMPLOYER LIABILITY RISKS. Providers of temporary staffing services place people in the work places of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers' proprietary information, employment of illegal aliens, other criminal activity or torts, claims under health and safety regulations and other claims. There can be no assurance that the Company will not be subject to these types of claims, which may result in negative publicity and the payment by the Company of monetary damages or fines and which, if substantial, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

     RISKS RELATED TO CUSTOMERS. As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 1997 and 1998, no single customer of the Company accounted for more than 1.0% of the Company's sales of services. Nonetheless, the loss of any of the Company's significant customers could have an adverse effect on the Company's business, results of operations, cash flows or financial condition. The Company is also subject to credit risks associated with its trade receivables. Should any of the Company's principal customers default on their large receivables, the Company's business, results of operations, cash flows or financial condition could be adversely affected. See "Business--Services."

     RISKS RELATED TO FRANCHISE AGENT AND LICENSED OPERATIONS. Franchise agent and licensed operations comprise a significant portion of the Company's sales of services and license fees. For fiscal 1997 and 1998, 26.1% and 24.7%, respectively, of the Company's total sales of services and license fees were derived from franchise agent and licensed operations. In addition, the Company's ten largest franchise agents for fiscal 1998 (based on sales volume) accounted for 9.8% of the Company's sales of services. The loss of one or more of the Company's franchise agents or licensees, and any associated loss of customers and sales, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's franchise agent and license agreements contain two-year non-competition covenants, which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent agreements. In the past five fiscal years, the Company has commenced four actions to enforce the non-competition covenants. Three of those actions were resolved in the Company's favor, and one is presently pending. Should former franchise agents prevail at trial of such actions, or successfully appeal, the Company's ability to prevent franchise agents or licensees from operating competitive temporary staffing businesses, could be adversely affected. The Company has incurred, and may continue to incur, substantial attorneys' fees and litigation expenses for such lawsuits, both in furtherance of the Company's role as plaintiff and in defense of counterclaims or cross-complaints, for which insurance coverage typically is not available.

     GOVERNMENTAL REGULATION RELATING TO HEALTH CARE PROVIDERS. As a provider of home care services in connection with the Company's medical services division, the Company is subject to changing federal and state regulations relating to the licensing and certification of its offices and the sale and delivery of its services. Changes in the law and regulations, as well as new interpretations enforced by the relevant regulatory agencies, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. On August 5, 1997, President Clinton signed into law the Budget Act, resulting in significant changes to cost-based reimbursement for Medicare services provided by home health care providers, including the reduction of cost limits. Under the IPS, home health agencies will be reimbursed the lowest of: (i) the actual costs of operating the agency's Medicare services; (ii) a reduced aggregate cost per visit rate; or (iii) an aggregate per beneficiary limit.

     The Budget Act also requires the HCFA to implement a PPS for fiscal years beginning on or after October 1, 1999 to replace this cost-based system. Under the PPS, home health agencies will be paid a fixed amount for services rendered without regard to the costs of providing such services. There can be no assurance that such prospective payments will cover the costs incurred by the Company to provide Medicare home health care services.

     Additionally, a number of states have adopted laws regulating companies that provide health care services. In many of the states, the Company need only be licensed. In 20 states, a CON from the state must be obtained in order to be a Medicare provider. CON laws restrict the types of care that may be provided and can limit or prohibit the Company's ability to provide certain services and to establish or expand its medical operations. CON requirements and restrictions vary substantially from state to state. In addition to individual state regulation, JCAHO accreditation has become important in providing home health care services. As of December 31, 1998, 11 of the Company-owned offices, two franchise agent offices and four licensed offices were accredited by JCAHO. and an application for JCAHO accreditation was pending for one franchise agent office. Failure of the Company to obtain the necessary certification or accreditation could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Medical Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

ITEM 2.   PROPERTIES.

     The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. The Company owns six buildings, totaling approximately 75,585 square feet, which house its corporate headquarters. Certain of these buildings are subject to a trust deed. The Company is currently considering selling its current corporate headquarters and using the proceeds to retire debt and may lease new space to house its corporate headquarters.

     In addition, the Company leases space for its Company-owned offices in the United States and abroad. The leases generally are for terms of one to five years and contain customary terms and conditions. The Company believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3.   LEGAL PROCEEDINGS.

     In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses. No pending litigation exists which the Company anticipates will have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 13, 1998, the Stockholders of the Company held a Special Meeting in order to vote upon a change in the name of the Company from
"Western Staff Services, Inc." to "Westaff, Inc."   Effective September 24,
1998, 9,044,485 votes were cast in favor of the name change and no votes were cast against it. No proxies were solicited.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock has been included for quotation in the Nasdaq National Market under the symbol "WSTF" since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market, adjusted to reflect a three-for-two Common Stock split effected in the form of a stock dividend paid on May 29, 1998 to shareholders of record at the close of business on May 18, 1998.


                                                                   HIGH         LOW
                                                                  ------       ------
Fiscal 1997:
   First Quarter ended January 25, 1997 . . . . . . . . . . . .    10.00        6.08
   Second Quarter ended April 19, 1997. . . . . . . . . . . . .     6.92        4.83
   Third Quarter ended July 12, 1997. . . . . . . . . . . . . .     7.50        5.75
   Fourth Quarter ended November 1, 1997. . . . . . . . . . . .    11.83        7.17
Fiscal 1998:
   First Quarter ended January 24, 1998 . . . . . . . . . . . .    11.42        9.17
   Second Quarter ended April 18, 1998. . . . . . . . . . . . .    17.42       11.17
   Third Quarter ended July 11, 1998. . . . . . . . . . . . . .    21.33       15.83
   Fourth Quarter ended October 31, 1998. . . . . . . . . . . .    19.00        8.00
Fiscal 1999:
   First Quarter through January 28, 1999 . . . . . . . . . . .    11.63        5.94



     On December 31, 1998, the last reported sales price on the Nasdaq National Market for the Common Stock was $6.25 per share. As of December 31, 1998, there were 2,159 beneficial owners of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                                      FISCAL YEAR
                                                                --------------------------------------------------------
                                                                  1998        1997        1996        1995        1994
                                                                --------    --------    --------    --------    --------
                                                        (Amounts in thousands except per share amounts and number of offices)
Sales of services and license fees                              $599,709    $530,076    $441,808    $361,768    $301,024
Operating income                                                  24,020      15,523      13,757      11,249       8,439
Income from continuing operations                                $13,748      $9,210      $2,725     $10,348      $8,536
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Diluted earnings per share - continuing operations                 $0.87       $0.60       $0.19       $0.78       $0.64
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Pro forma income from continuing operations (1)                                           $8,203      $7,042      $5,159
                                                                                        --------------------------------
                                                                                        --------------------------------
Diluted pro forma earnings per share - continuing operations (1)                           $0.57       $0.53       $0.39
                                                                                        --------------------------------
                                                                                        --------------------------------


BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                                  $57,702     $45,184     $31,982     $17,349     $24,293
Total assets                                                     197,145     154,530     120,780      96,169      76,367
Short-term debt                                                   20,423      21,298      11,193      16,838       3,895
Long-term debt (excluding current portion)                        44,708      17,631       3,603       5,623       4,776
Stockholders' equity                                              67,483      57,296      49,252      31,792      29,911

OTHER OPERATING DATA:
Number of offices (at end of period)
  Company-owned                                                      267         226         217         196         168
  Franchise agent                                                     82         103         103          90          89
  Licensed                                                            25          11           7          21          16
                                                                --------------------------------------------------------
    Total                                                            374         340         327         307         273
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------

SYSTEM REVENUE DATA (EXCLUDING LICENSE FEES):
    Domestic business services                                  $549,689    $473,192    $418,546    $384,202    $327,193
    International business services                               77,492      72,554      58,872      48,528      35,641
                                                                --------------------------------------------------------
    Total                                                       $627,181    $545,746    $477,418    $432,730    $362,834
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------


(1) Adjusted to reflect the effects of federal and state income taxes as if the Company had been subject to income taxation as a C corporation during each of the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

       In addition to historical information, this management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding sales, acquisitions, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, management information systems, Year 2000 issues and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

       The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. There are also significant risks and uncertainties relating to the ability of the Company to dispose of its medical operations in a timely and cost effective manner. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in "Factors Affecting Future Operating Results."

OVERVIEW

       The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 370 business services offices in 45 states, the District of Columbia, Guam and five foreign countries.

       The Company differentiates itself from other large temporary staffing companies by focusing on recruiting and placing essential support personnel in secondary markets. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. These assignments can support either core or non-core functions of the customer's business, but are always "essential" to daily operations.

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

DISCONTINUED OPERATIONS

       In November 1998, the Company announced its plan to sell Western Medical. As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Balance Sheet at October 31, 1998, the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1998, fiscal 1997 and fiscal 1996 and the cash flows from discontinued operations in the Consolidated Statement of Cash Flows for fiscal 1998 (see Note 3 of Notes to Consolidated Financial Statements).

       The Company reported an after-tax loss from discontinued operations of $6.3 million or $0.40 per share in fiscal 1998. The loss is related primarily to reduced revenues in connection with Medicare's Interim Payment System enacted as part of the Budget Act, reduced revenues as a result of settlement of a prior year Medicate audit, additional reserves for Medicare accounts receivable, increases in allowances for doubtful accounts and other charges.

       During the fourth quarter of fiscal 1998, the Company recorded an additional after-tax charge on the planned disposal of its medical operations of $3.5 million or $0.23 per share. This after-tax charge includes $2.5 million for the write down of assets to estimated net realizable value, $240,000 of estimated costs to be incurred in selling the operation, and $740,000 of estimated operating losses to be incurred during the disposal
period.   The Company is actively marketing its medical operations and is currently involved in discussions with a number of parties who have expressed an interest in the medical operations. The Company's goal is to complete the sale of its medical operations by the end of the third quarter of fiscal 1999. However, there can be no assurance that the Company will be able to complete the sale of its medical operations by that time. Furthermore, the amount of the loss on disposal of the medical operations is based on a number of assumptions including the estimated net realizable value of the operations, estimated selling expenses, estimated operating losses to be incurred during the disposal period and the length of time estimated to dispose of the operation. There can be no assurance that the Company will be able to dispose of the medical operations on terms and costs similar to those estimated by the Company. Should the actual sale period, terms or costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

       The Company's decision to sell the medical operations was prompted in large measure by the increasingly complex and unfavorable regulatory environment affecting the Medicare business and the impact that changes in regulations have had and will likely continue to have on the ability of the Company to operate profitably in the medical sector. The disposition of the medical operations will enable the Company to focus on business services, where management believes that long-term growth prospects are more attractive.

RESULTS OF CONTINUING OPERATIONS

       The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of sales of services and license fees.

                                                        FISCAL YEAR
                                                  1998      1997      1996
                                                  ----      ----      ----
        Sales of services                         99.7%     99.8%     99.4%
        License fees                               0.3%      0.2%      0.6%
                                                ---------------------------
        Total sales of services and license      100.0%    100.0%    100.0%
        Costs of services                         78.8%     79.9%     79.1%
                                                ---------------------------
        Gross profit                              21.2%     20.1%     20.9%
        Franchise agents' share of gross           2.8%      3.3%      3.7%
        Selling and administrative expenses       13.2%     12.9%     13.1%
        Depreciation and amortization              1.2%      1.0%      1.0%
                                                ---------------------------
        Operating income from continuing
         operations                                4.0%      2.9%      3.1%
        Interest expense                           0.3%      0.1%      0.1%
        Interest income                           -0.1%     -0.1%     -0.1%
                                                ---------------------------
        Income from continuing operations
         before income taxes                       3.8%      2.9%      3.0%
        Provision for income taxes                 1.5%      1.2%      2.4%
                                                ---------------------------
        Income from continuing operations          2.3%      1.7%      0.6%
                                                ---------------------------
                                                ---------------------------


FISCAL 1998 COMPARED TO FISCAL 1997

       SALES OF SERVICES AND LICENSE FEES. Sales of services increased $68.6 million, or 13.0%, for fiscal 1998 as compared to fiscal 1997. The increase resulted from a 9.5% increase in billed hours and a 3.2% increase in average
billing rates per hour.   Billed hours increased primarily due to
acquisitions, increased demand for the Company's services in existing offices and new office openings. Same store sales increased approximately 8.0% for fiscal 1998 as compared to fiscal 1997. Acquisitions accounted for approximately $38.1 million of the increase in sales of services. Sales of services for fiscal 1998 increased 13.9% and 6.8%, respectively, for domestic business services and international business services as compared to fiscal 1997. Excluding the effect of foreign currency rate fluctuations, sales of services increased 18.5% for international business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors. In recent months the Company has seen a slowing in the rate of sales growth from levels experienced earlier in fiscal 1998. This slowing is consistent with industry trends and is likely to continue into fiscal 1999. Furthermore, the Company has scaled back its near-term acquisition plans and, accordingly, sales growth from additional acquisitions will likely be minimal at least through the first two quarters of fiscal 1999 and possibly throughout fiscal 1999.

       License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $1.1 million, or 102.6%, for fiscal 1998 as compared to fiscal 1997. During the period from November 2, 1997 to October 31, 1998 nine franchise agents converted to the license program and two licensees purchased the Company's interest in their licenses and became independent such that they are no longer affiliated with the Company.

       COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $49.4 million, or 11.7%, for fiscal 1998 as compared to fiscal 1997. Gross margin increased from 20.1% in fiscal 1997 to 21.2% in fiscal 1998, primarily due to the Company's gross profit improvement program implemented during the first quarter of fiscal 1997 for its domestic business services offices and lower workers' compensation and unemployment insurance
costs as a percentage of sales of services and license fees.   During the
first quarter of fiscal 1997 the Company initiated a nationwide program designed to maximize gross margin by increasing prices to select customers and focusing on higher margin business. Primarily as a result of this program, the Company generated progressively higher gross margin throughout fiscal 1997. Gross margin increased from 19.3% in the first quarter of fiscal 1997 to 19.8%, 20.1%, and 20.9% for the second, third and fourth quarters, respectively, of fiscal 1997. Gross margin dropped slightly to 20.4% for the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997 due to increased holiday pay and seasonal factors; however, gross margin once again increased to 21.0%, 21.3% and 21.6% for the second, third and fourth quarters, respectively, of fiscal 1998. Gross margin for international business services decreased from 21.9% in fiscal 1997 to 21.5% in fiscal 1998, primarily due to increased sales of lower margin business in Australia. The Company will continue its efforts to improve gross margin where feasible; however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

       Workers' compensation costs were 3.2% of payroll for fiscal 1998 and 3.5% for fiscal 1997. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. During the third quarter of fiscal 1998, the Company evaluated the loss development trends and historical accruals for policy years 1994, 1995 and 1997 as well as the preliminary trends for policy year 1998. As a result of improvements in loss development trends for these years, during the third quarter of fiscal 1998, the Company reduced its current accrual rates related to workers' compensation costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.0% to 3.3% of direct labor for fiscal 1999. These rates will be evaluated throughout fiscal 1999 to ensure that they remain appropriate in light of the
Company's loss trends.   There can be no assurance that the Company's
programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

       FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $598,000 or 3.5%, for fiscal 1998 as compared to fiscal 1997. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.3% during fiscal 1997 to 2.8% for fiscal 1998. This decrease is primarily the result of franchise conversions to the license program as noted above and to a decrease in the proportion of sales and gross profit attributable to franchise agent offices as compared to Company-owned offices.

       SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $12.3 million, or 16.6%, for fiscal 1998 as compared to fiscal 1997. As a percentage of sales of services and license fees, selling and administrative expenses increased from 13.9% for fiscal 1997 to 14.4% for fiscal 1998. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to higher incentive compensation costs, a higher proportion of business generated through licensed offices and Company-owned offices as compared to franchise agent offices, and higher amortization costs resulting from increased acquisition activity. The Company's incentive compensation plans are directed towards increasing gross profit and operating income. These incentive costs increased during fiscal 1998 as a direct result of the significant increases in both gross profit and
operating income for fiscal 1998 as compared to fiscal 1997.   The relative
volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profit declines relative to total sales (due to conversions from franchise agent offices to licensed offices or Company-owned offices), franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

       Selling and administrative expenses are also impacted by the Company's management information systems. In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. This plan calls for a phased migration from the Company's existing systems to the new systems over a 24 month period. Capital expenditures under the plan are expected to be approximately $12.0 million including costs of hardware, software and internal and external costs associated with the implementation of the project.

       The initial phase will be to replace the Company's back-office financial reporting systems and should be completed during the second quarter of fiscal 1999. Since the Company's existing back-office financial reporting systems are fully depreciated, the implementation of the new back-office systems will result in increased depreciation expenses starting in the second quarter of fiscal 1999. The second phase will be the implementation and roll-out of a new branch office integrated search and retrieval and remote data capture module. The initial pilot for this front-end system is expected to be completed during the second quarter of fiscal 1999, with roll-out to all domestic business services offices estimated to take approximately 18 to 24 months. The Company has also begun implementation and roll-out of a wide area network (WAN), which will allow enhanced communication and data transmission capabilities among the field and corporate offices. The Company completed a pilot set-up of the WAN during the fourth quarter of fiscal 1998.
 The actual roll-out of the network to the remaining field offices is planned to be completed over the next 6 to 12 months. As the individual branch offices are converted to the new integrated front-office system and network, the Company expects to incur increased training and depreciation costs. Furthermore, as each office is connected to the WAN, the Company will incur increased telecommunication costs. The Company expects to realize productivity gains as a result of the enhanced communication capabilities and features of the front-end systems which may offset the incremental costs from the system; however, there can be no assurance that such productivity gains or cost savings will be realized.

       The final phase of the new systems will be the implementation of new payroll, billing and activities management systems integrating both branch office systems and back-office financial systems. The Company has reduced the estimated useful life of its existing payroll/billing system to conform to the replacement schedule; however, the incremental additional depreciation as a result of the reduced system life is immaterial to the Company's results of operations. The Company anticipates completion of this project in fiscal 2000 with a phased roll-out to offices over a 12 month period. As this final phase is implemented, the Company expects to incur additional expenses for training and depreciation. In addition, during the roll-out period, the Company will be required to operate the old payroll/billing systems and new integrated systems concurrently, which will result in higher administrative expenses.

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

       INTEREST EXPENSE. Interest expense increased $963,000, or 160.5%, for fiscal 1998 as compared to fiscal 1997, reflecting higher average borrowings outstanding during fiscal 1998 required to support the Company's internal growth and acquisitions.

       PROVISION FOR INCOME TAXES. The provision for income taxes for fiscal 1998 was $9.2 million as compared to $6.1 million for fiscal 1997. This increase was due primarily to the increase in income before income taxes of $7.6 million. The effective income tax rate for both fiscal 1998 and fiscal 1997 was 40.0%. The Company currently estimates that the effective income tax rate for fiscal 1999 will be approximately 40.0%.

FISCAL 1997 COMPARED TO FISCAL 1996

       SALES OF SERVICES AND LICENSE FEES. Sales of services increased $89.7 million, or 20.4%, in fiscal 1997 as compared to fiscal 1996. The increase resulted from a 16.9% increase in billed hours and a 3.0% increase in average
billing rates per hour.   Billed hours increased primarily due to increased
demand for the Company's services in existing offices, acquisitions and new office openings. Same store sales increased approximately 12.9% for fiscal
1997 as compared to fiscal 1996.   Acquisitions accounted for approximately
$30.3 million of the increase in sales of services. This increase includes sales of services from offices of one of the Company's licensees, which were acquired and converted to Company-owned offices in the third quarter of fiscal 1996. Sales of services for fiscal 1997 increased 20.0% and 23.2%, respectively, for the Company's domestic business services and international business services as compared to fiscal 1996. The increase in average billing rates reflects inflationary factors, the effects of the Company's gross profit improvement program implemented during the first quarter of fiscal 1997 and changes in the Company's overall business mix. Fiscal 1996 included 53 weeks while fiscal 1997 included 52 weeks.

       License fees decreased $1.5 million, or 58.9%, for fiscal 1997 as compared to fiscal 1996. Approximately $472,000 of the license fees for fiscal 1996 was associated with a major customer of one of the Company's licensees. The contract with this licensee's customer was completed on December 31, 1995. License fees also decreased due to the acquisition of one of the Company's licensees during the third quarter of fiscal 1996 as noted
above.   During fiscal 1997, three franchise agents converted to the license program and one licensee converted from the license program to the franchise program.

       COSTS OF SERVICES. Costs of services increased $74.0 million, or 21.2%, in fiscal 1997 as compared to fiscal 1996. Gross margin decreased from 20.9% in fiscal 1996 to 20.1% in fiscal 1997 due to downward competitive pressures on margins, particularly within the light industrial and clerical segments in which the Company operates, a decrease in license fees noted
above and higher workers' compensation costs.   Gross margin for
international business services decreased from 22.5% in fiscal 1996 to 21.9% in fiscal 1997 due to similar competitive pressures.

       Workers' compensation costs increased to 3.5% of direct labor in fiscal 1997 as compared to 3.1% of direct labor during fiscal 1996. This increase was primarily due to increases in the basic accrual rates for fiscal 1997.

       FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $978,000, or 6.0%, for fiscal 1997 as compared to fiscal 1996. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.7% during fiscal 1996 to 3.3% for fiscal 1997. This decrease is primarily the result of a decrease in the proportion of sales and gross profits for franchise offices as compared to Company-owned offices. During fiscal 1996 and fiscal 1997, the Company acquired the operations of six of its franchise agents and converted these offices to Company-owned offices.

       SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $11.5 million, or 18.4%, for fiscal 1997 as compared to fiscal 1996. As a percentage of sales of services and license fees, selling and administrative expenses were 14.1% in fiscal 1996 and 13.9% in fiscal 1997. Fiscal 1997 included approximately $618,000 in severance costs associated with staff reductions in an effort to reduce costs. The relative volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profits declines relative to total sales, franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

       Selling and administrative costs for fiscal years 1995 through 1997 were affected by the implementation of the payroll and billing portion of the Company's management information systems. Due to the comprehensive scope of the systems, which affected all major processing functions within the Company, and the need to operate both the old and new systems during the conversion period, the Company incurred increased expenses to administer and implement the new systems. As of November 1997, the Company had completed the conversion of essentially all its domestic business services processing sites to the payroll and billing portion of the new system.

       INTEREST EXPENSE. Interest expense increased $40,000 or 7.1% for fiscal 1997 as compared to fiscal 1996, reflecting higher average borrowings outstanding during the fiscal 1997 period to support acquisitions and internal growth.

       PROVISION FOR INCOME TAXES. Provision for income taxes decreased from $10.7 million for fiscal 1996 to $6.1 million for fiscal 1997. On April 30, 1996 and in conjunction with the Company's initial public offering, the Company elected to terminate its S corporation status. In connection with this termination, the Company was required by the Internal Revenue Service Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination resulted in a non-recurring net income tax charge of $7.5 million in fiscal 1996. This charge was primarily due to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes. The effective income tax rate decreased from 79.7% for fiscal 1996 to 40.0% for fiscal 1997. The fiscal 1996 effective rate was higher due to the termination of the S corporation status of the Company.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financings and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in recent years, for acquisitions. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing for business services. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern. For purposes of the following discussion of cash flows, the cash flows from discontinued operations have been segregated for fiscal 1998. Fiscal 1997 and fiscal 1996 cash flows are presented on a consolidated basis.

       Net cash provided by (used in) operating activities was $4.4 million, ($5.3) million and $2.2 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The fluctuations in cash from operating activities is primarily due to increases in income from continuing operations, the effects of the discontinued medical operations, changes in accounts receivable balances, the effect of the Company's change from an S corporation to a C corporation for income tax reporting purposes, changes in due from licensee balances and increases in depreciation and amortization resulting from increased capital expenditures and acquisition activity. Income from continuing operations increased from $2.7 million in fiscal 1996 to $9.2 million and $13.7 million in fiscal 1997 and fiscal 1998, respectively. In fiscal 1998, cash flows decreased $6.2 million for discontinued medical operations. This decrease primarily relates to operating losses and the estimated loss on the disposal of the operations, partially offset by increases in accrued liabilities. Accounts receivable balances increased $21.1 million and $23.4 million in fiscal 1996 and fiscal 1997, primarily due to sales growth and to increases in the average number of days outstanding for the accounts receivable, largely due to the timing of Medicare reimbursements. Accounts receivable from continuing operations increased $9.1 million in fiscal 1998 primarily due to growth. Income taxes payable and deferred income taxes have also impacted cash flows. In fiscal 1996, cash flows relating to income taxes increased primarily due to the deferral of tax payments relating to the Company's change from the cash basis to the accrual basis for income tax purposes (taxes relating to this change were payable over a four-year period). In fiscal 1997 and fiscal 1998, a portion of these deferred taxes were paid resulting in reduced cash flows. Also during fiscal 1998, additional deferred tax assets were established in connection with the Company's workers' compensation program and in connection with the estimated loss on the sale of the medical operations. Cash flows relating to due from licensees have fluctuated primarily due to changes in the number of licensees and the volume of licensee sales.

       Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $8.9 million, $5.8 million and $6.4 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The increase in capital expenditures during fiscal 1998 is associated with initial payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $12.0 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company incurred $6.2 million of such capital expenditures during fiscal 1998 and expects to spend approximately $4.8 million during fiscal 1999 and approximately $1.0 million during fiscal 2000.

       During fiscal 1998, fiscal 1997 and fiscal 1996, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $15.4 million, $7.7 million and $4.8 million, respectively. Payments of $2.3 million and $30,000 related to acquisitions are due for fiscal 1999 and fiscal 2000, respectively, with additional consideration contingent on sales, gross profit or pre-tax income of the acquired businesses in future periods. During fiscal 1998, notes receivable increased by a net $2.1 million, primarily as a result of advances to a licensee to assist in financing an acquisition of an independent temporary staffing company as well as advances to franchise agents and licensees to support their operations and internal growth. Cash outflows of $2.6 million from the discontinued medical operations primarily represented payments for acquisitions and capital expenditures.

       During fiscal 1998 and fiscal 1997 the Company increased borrowings by a net $25.0 million and $24.1 million, respectively, primarily to fund acquisitions and capital expenditures and to support the Company's internal growth. Net proceeds to the Company in fiscal 1996 from its initial public offering were approximately $19.0 million. Net cash used for debt reduction totaled $7.7 million in fiscal 1996. On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder to be used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is the maximum total debt to capitalization ratio. The Company was in compliance with these covenants as of October 31, 1998. Distributions to stockholders totaled $2.5 million in each of fiscal 1996 and fiscal 1997 representing the remaining undistributed S corporation earnings of the Company. The Company does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

       During fiscal 1998 and fiscal 1997, the Company repurchased 180,000 and 178,500 shares of common stock on the open market for aggregate cash
consideration of $3.0 million and $1.2 million, respectively.   During fiscal
1998 and fiscal 1997, 186,000 and 64,623 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $1.8 million and $310,000, respectively.

       The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan for working capital needs and general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt
to total capitalization.   The credit facility contains covenants which,
among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. As of October 31, 1998, the Company had $10.0 million in outstanding letters of credit and had borrowed $15.6 million under the revolving agreement. At October 31, 1998, the Company was not in compliance with the EBITDA and certain other financial covenants, primarily as a result of charges related to the discontinuation of its medical operations. The Company was also not in compliance with the capital expenditure covenants. The Company has received waivers with respect to all such covenants from its bank lenders.

       The Company is currently marketing its medical operations with a goal to complete the sale of these operations by the end of the third quarter of fiscal 1999. Proceeds from the sale will be used to pay off debt.

       On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering 1.5 million shares of its $.01 par value common stock which may be offered in the future in connection with the Company's acquisition program, of which approximately
1.1 million shares remain available for issuance.

       The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of October 31, 1998, options to purchase an aggregate of 785,814 shares of common stock were outstanding under the Company's equity incentive plans.

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

       The Company has essentially completed its initial system inventory and evaluation phase. For its domestic operations, the Company has identified one group of non-compliant mission critical back-office systems and is in the process of installing Year 2000 compliant replacement systems. The Company expects that these systems will be implemented during the second quarter of fiscal 1999. The Company identified one additional mission critical system that is not fully Year 2000 compliant and is in the process of modifying this system to bring it into compliance. The Company estimates that it has completed approximately 50% of the remediation efforts with respect to this system and expects to complete all modifications and testing of this system by the end of April 1999. The Company expects to bring its domestic operations systems to full Year 2000 compliance by the end of the second quarter of fiscal 1999. For the international operations, the Company will be required to replace or upgrade the payroll/billing systems in two of its international operations and will also be required to upgrade or replace a number of back office support systems. The Company is currently in the process of making these changes and/or making final selection of the replacement systems. The Company currently plans to have all international operations fully compliant during the fourth quarter of fiscal 1999.
Although the Company does not expect that the impact of the Year 2000 issue will be material to the Company's domestic or international operations, there can be no assurance that the Company will not discover additional Year 2000 issues that would have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

       Testing of modified systems, along with quantification of the impact, if any, of failure to complete any necessary corrective action, is expected to be completed by the end of the third quarter of fiscal 1999, along with the completion of contingency plans. Although the Company cannot currently estimate the magnitude of the impact if mission critical systems have not been made Year 2000 compliant prior to the end of calendar year 1999, if such systems are not compliant, there would be a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

       Estimated costs associated with the replacement of the domestic back-office systems are included in the cost estimates as discussed above relating to the Company's next generation management information systems. To date, the remaining costs incurred by the Company with respect to domestic Year 2000 compliance have not been material and are not expected to be material for fiscal 1999. For international operations, costs incurred to date are not material. Total estimated costs to be incurred for international operations, including costs associated with upgrading and replacing hardware and software, are currently estimated to be $650,000. The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to cover the costs of Year 2000 compliance efforts.

       The Company has also begun to survey third-party suppliers and vendors, including key financial institutions, as well as major customers and landlords, for Year 2000 compliance. The Company expects to complete this survey in the second quarter of fiscal 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the Company's business, results of operations, cash flows or financial condition, and there can be no assurance that the impact, if any, will not be material.

EUROPEAN CURRENCY

       Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union (EMU). During calendar year 2002, all EMU countries are expected to be operating with the euro as their single currency. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom and Denmark, which may join the EMU at a future date. The Company is assessing the effect the euro formation will have on its internal systems and the sales of its services. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the costs of addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following table sets forth certain information as of January 29, 1999 with respect to each person who is a director or executive officer of the Company.


                  NAME                AGE                       POSITION
                  ----                ---                       --------
    W. Robert Stover(1)(2)(3).......   77   Chairman of the Board of Directors
    Michael K. Phippen..............   46   President, Chief Executive Officer and Director
    Paul A. Norberg.................   58   Executive Vice President, Chief Financial Officer and Director
    Robin A. Herman.................   47   Senior Vice President, General Counsel and Secretary
    Michael W. Ehresman.............   41   Senior Vice President and Treasurer
    Dirk A. Sodestrom...............   41   Senior Vice President and Controller
    Ronald C. Picco.................   50   Senior Vice President, Operations
    Elizabeth P. Bade...............   51   Vice President, Information Services
    Gilbert L. Sheffield(1)(2)(3)...   69   Director
    Jack D. Samuelson(1)(2)(3)......   74   Director

---------------

       (1)  Member of the Audit Committee of the Board of Directors.

       (2)  Member of the Compensation Committee of the Board of Directors.

       (3)  Member of the Strategic Planning Committee of the Board of
            Directors.

DIRECTORS AND EXECUTIVE OFFICERS

       Set forth below is a description of the backgrounds of the directors and executive officers of the Company. There are no family relationships among any of the Company's directors and executive officers.

       W. ROBERT STOVER. Mr. Stover founded the Company in 1948 and has been continuously involved in the management of the Company since that time. Since the Company's incorporation in 1954, Mr. Stover has held the position of Chairman of the Board of Directors. From 1954 to 1985, Mr. Stover served as President of the Company, and from 1985 to the end of calendar year 1998 as Chief Executive Officer.

       MICHAEL K. PHIPPEN. Mr. Phippen joined the Company in October 1995 as an Executive Vice President. Mr. Phippen became President, Chief Operating Officer and a director of the Company in January 1996. As of January 1, 1999, Mr. Phippen became President and Chief Executive Officer of the Company. Mr. Phippen directed the operations of the Company's corporate office and all operating divisions of the Company from July 1997, at which time the Company announced a management restructuring, to December 31, 1998. From October 1995 to January 1996, he directed the daily field operations of all light industrial, clerical and light technical offices in the United States, as well as the Company's planning, sales, marketing and franchise operations. Mr. Phippen's affiliation with the Company began in 1987 with the opening of his first franchise. Under his leadership, the affiliate group, Merbco Inc., grew to encompass 14 offices. The Company acquired the assets of Merbco Inc. in October 1995. From 1977 to 1987, Mr. Phippen served in various positions for Kelly Services, Inc., including as Branch Manager and Regional Manager.

       PAUL A. NORBERG. Mr. Norberg has been employed by the Company since 1979, initially as Vice President and Chief Financial Officer, then in 1985 as Senior Vice President and since 1988 as Executive Vice President. Previously he had been employed by Liken Home Furnishings Division of Beatrice Foods Co., a manufacturer of window coverings, from 1973 to 1979 in the position of Controller and, subsequently, Vice President, Finance. He is a certified public accountant on inactive status.

       ROBIN A. HERMAN. Ms. Herman has been employed by the Company as a lawyer since February 1986 after leaving private practice. She was employed by the Company initially as Litigation Counsel and in January 1991 was elected to the position of Vice President and named Assistant General Counsel. In March 1992, she became General Counsel and was elected to the additional position of Secretary. In May 1996, Ms. Herman was named a Senior Vice President of the Company.

       MICHAEL W. EHRESMAN. Mr. Ehresman joined the Company in July 1992 as Director of Corporate Taxes. In October 1995, Mr. Ehresman assumed the positions of Vice President and Treasurer. In June 1998, Mr. Ehresman was named a Senior Vice President of the Company. From 1988 to 1992, Mr. Ehresman was with Price Waterhouse LLP, most recently as a Senior Tax Manager. From 1982 to 1988, Mr. Ehresman was employed by KPMG Peat Marwick. He is a certified public accountant on inactive status.

       DIRK A. SODESTROM. Mr. Sodestrom joined the Company as Controller in February 1991 In December 1992, he was elected to the additional position of Vice President. In June 1998, Mr. Sodestrom was named a Senior Vice President of the Company. Mr. Sodestrom was employed from 1980 to 1991 by Price Waterhouse LLP, most recently as a Senior Audit Manager. He is a certified public accountant on inactive status.

       RONALD C. PICCO. Mr. Picco joined the Company in September 1995 as Vice President, Office Development, and was named Senior Vice President, Operations in November 1996. In November 1998, Mr. Picco was made responsible for interim oversight of the Company's medical subsidiary in anticipation of its sale. Mr. Picco was employed by Interim Services Inc. from April 1992 to February 1995, most recently as Vice President, Branch Operations. From January 1991 to January 1992, Mr. Picco served as President of Alliance Hospital Services, which contracted to provide hospital-based home care agency management, and from 1985 to 1991 he held various corporate and regional positions with Adia Services, Inc., a temporary staffing services company.

       ELIZABETH P. BADE. Ms. Bade joined the Company in September 1995 as Applications Manager. She held that position until November 1998, when she was promoted to Vice President, Information Services. Ms. Bade's previous employer was Computer Associates (ASK Corporation), where she was employed for over eight years from March 1987 until September 1995, most recently as IS Applications Manager.

       GILBERT L. SHEFFIELD. Mr. Sheffield has been a director of the Company since March 1995. He has served in a number of capacities in the telecommunications industry, most recently as the President, Chief Executive Officer and a director of PacTel Communications Companies from 1987 to 1990. Mr. Sheffield began his career in 1953 with Pacific Telephone and Telegraph, where he was employed until 1969, when he was appointed the first Director of the California Department of Human Resources Development. In 1971, Mr. Sheffield returned to Pacific Telephone and Telegraph, from which he retired in 1984 as Executive Vice President of Operations. Following two years in the real estate investment business, he returned to Pacific Telesis in 1986 as Executive Vice President and Chief Operating Officer of PacTel Corporation. Mr. Sheffield is now retired.

       JACK D. SAMUELSON. Mr. Samuelson has been a director of the Company since March 1995. Mr. Samuelson co-founded Samuelson Brothers in 1957 to engage in general construction and commercial real estate development. Mr. Samuelson has been its President and Chairman of the Board from incorporation to the present. Samuelson Brothers sold its construction business in 1979 and since then has continued to develop industrial and commercial real estate. Mr. Samuelson is also a director of Nationwide Health Properties, Inc., a New York Stock Exchange-listed real estate investment trust focused on healthcare-related properties.

       Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 30, 1999 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

       The information included in the Company's Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," "Aggregate Option Exercises and Fiscal Year End Values," "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Employment Agreements" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       See Note 5 of "Notes to Consolidated Financial Statements" under Item 14 of this Form 10-K. In addition, the information included in the Company's Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) The following documents have been filed as a part of this Annual Report on Form 10-K.


      1.   Financial Statements

                Report of Independent Accountants...........  F-1

                Consolidated Balance Sheets--As of the
                Fiscal Year Ended October 31, 1998 and the
                Fiscal Year Ended November 1, 1997..........  F-2


                Consolidated Statements of Operations--For
                the Three-Year Period Ended October 31,
                1998........................................  F-3


                Consolidated Statements of Stockholders'
                Equity--For the Three-Year Period Ended
                October 31, 1998............................ F-4

                Consolidated Statements of Cash Flows--For
                the Three-Year Period Ended October 31,
                1998........................................ F-5


                Notes to Consolidated Financial Statements.. F-7



      2.  Financial Statement Schedules.  The following Financial Statement
          Schedule of the Registrant is filed as part of this report:


          Schedule II:  Valuation and Qualifying Accounts (included at page 61)

          All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

      3. Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report:



 EXHIBIT
  NUMBER                                DESCRIPTION
 --------  ------------------------------------------------------------------
 2.1       Agreement for Purchase and Sale of Stock of Western Video Images,
           Inc. and Purchase and Sale of Promissory Notes dated as of October
           27, 1994 by and between Western Staff Services (USA), Inc. and W.
           Robert Stover. (1)

 3.1       The Company's Third Amended and Restated Certificate of
           Incorporation.(1)

 3.1.1     Certificate of Amendment of the Company's Third Amended and Restated
           Certificate of Incorporation.

 3.2       The Company's Restated Bylaws. (1)

 3.2.1     Amendment of the Amended and Restated Bylaws, dated as of March 26,
           1998.

 3.2.2     Amendment of the Amended and Restated Bylaws, effective September
           24, 1998.

 4.1       Form of Specimen Certificate for the Company's Common Stock. (1)

 4.1.1     Form of New Specimen Certificate for the Company's Common Stock.

 10.1 Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company. (1)

 10.2 Form of Indemnification Agreement between the Company and the Directors of the Company. (1)

 10.3      Employment Agreement between the Company and W. Robert Stover. (1)

 10.3.1    Amendment to the Employment Agreement between the Company and W.
           Robert Stover. (2)

 10.3.2    Second Amendment to the Employment Agreement between the Company and
           W. Robert Stover. (2)

 10.3.3    Employment Agreement between the Company and Michael K. Phippen. (8)

 10.3.4    Employment Agreement with W. Robert Stover.

 10.5      Nonstatutory Stock Option Agreement for fiscal 1989.(1)

 10.6      Nonstatutory Stock Option Agreement for fiscal 1990.(1)

 10.7      Western Staff Services, Inc. 1996 Stock Option/Stock Issuance Plan.
           (9)

 10.7.1    Form of Notice of Grant of Stock Option. (9)

 10.7.2    Form of Stock Option Agreement. (9)

 10.7.3    Form of Addendum to Stock Option Agreement (Involuntary Termination
           Following a Corporate Transaction). (2)



 EXHIBIT
  NUMBER                                DESCRIPTION
 --------  ------------------------------------------------------------------
 10.7.4    Form of Notice of Grant of Automatic Stock Option. (2)

 10.7.5.   Form of Automatic Stock Option Agreement. (2)

 10.7.6.   Form of Stock Issuance Agreement. (2)

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

 10.8.1    Waiver and First Amendment to Credit Agreement dated as of June 9,
           1996 (3)

 10.8.2    Waiver and Second Amendment to Credit Agreement dated as of
           September 30, 1996.  (2)

 10.8.3 Third Amendment to Credit Agreement and Assumption Agreement dated as of March 31, 1997. (4)


 10.8.4    Waiver and Fourth Amendment to Credit Agreement dated as of August
           22, 1997. (5)

 10.8.5    Waiver and Fifth Amendment to Credit Agreement dated as of September
           30, 1997. (5)

 10.8.6    Waiver and Sixth Amendment to Credit Agreement dated as of November
           14, 1997. (5)

 10.8.7    Credit Agreement dated as of March 4, 1998. (6)

 10.8.8    First Amendment to Credit Agreement dated as of May 15, 1998. (7)

 10.8.9    Note Purchase Agreement dated May 15, 1998. (7)

 10.8.10   Second Amendment to Credit Agreement dated as of July 23, 1998. (8)

 10.8.11   First Amendment to Note Purchase Agreement dated as of November 16,
           1998.

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

 10.9.1 Tax Indemnification Agreement by and among the Company and the current stockholders of the Company.(1)

 10.9.2    Amendment of Commercial Credit Agreement and Modification of Deed of
           Trust as of June 6, 1996.(2)

 10.10 Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.(1)

 10.11     Western Staff Services, Inc. 1996 Employee Stock Purchase Plan. (2)

 10.11.1   Stock Purchase Agreement for 1996 Employee Stock Purchase Plan. (2)



 EXHIBIT
  NUMBER                                DESCRIPTION
 --------  ------------------------------------------------------------------
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

 10.11.4   Stock Purchase Agreement for International Employee Stock Purchase
           Plan. (2)

 10.11.5   Form of Enrollment/Change Form for International Employee Stock
           Purchase Plan. (2)

 10.12     Exchange Agreement between the Company and W. Robert Stover.(1)

 10.13     Form of Employment Contract with certain Named Executive
           Officers.(1)

 21.1      Subsidiaries of the Company.

 23.1      Consent of PricewaterhouseCoopers LLP, independent accountants.

 24.1      Power of Attorney. (see page 39)

 27.1      Financial Data Schedule.

 (1) Incorporated herein by reference to the exhibit with the same number filed with Company's Registration Statement on Form S-1 (File No.
           33-85536) declared effective by the Securities and Exchange
           Commission on April 30, 1996.

 (2) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 1996.

 (3) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 6, 1996.

 (4) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 6, 1996.

 (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

 (6) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 10, 1998.

 (7) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 2, 1998.

 (8) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 1998.

 (9)       Incorporated herein by reference to Exhibit A to the Company's Proxy
           Statement for its 1998 Annual Meeting of Stockholders.

(b)  Reports on Form 8-K


       There were no Reports filed on Form 8-K by the Company during the fiscal year ended October 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTAFF, INC.


                                     By:    /s/ Michael K. Phippen
                                        --------------------------------
                                         President and Chief Executive Officer

                                     Date:     January 29, 1999

                                 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

       That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Michael K. Phippen and Paul A. Norberg, and each of them, the lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

       IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                                TITLE                                  DATE
 -----------------------------    -----------------------------------------          ----------------
     /s/ W. Robert Stover          Chairman of the Board                              January 29, 1999
----------------------------
  W. Robert Stover

    /s/ Michael K. Phippen         President, Chief Executive Officer and             January 29, 1999
----------------------------       Director (Principal Executive Officer)
  Michael K. Phippen

     /s/ Paul A. Norberg           Executive Vice President, Chief                    January 29, 1999
----------------------------       Financial Officer and Director
  Paul A. Norberg

    /s/ Dirk A. Sodestrom          Senior Vice President and Controller               January 29, 1999
----------------------------       (Principal Accounting Officer)
  Dirk A. Sodestrom

  /s/ Gilbert L. Sheffield         Director                                           January 29, 1999
----------------------------
 Gilbert L. Sheffield

    /s/ Jack D. Samuelson          Director                                           January 29, 1999
----------------------------
Jack D. Samuelson


                          REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Westaff, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 33 present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries at October 31, 1998 and November 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
San Francisco, California
January 22, 1999

WESTAFF, INC.

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                    OCTOBER 31,          NOVEMBER 1,
                                                                                       1998                 1997
                                                                                 -------------------  -------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $            4,651   $            4,796
    Trade accounts receivable, less allowance for doubtful
       accounts of $786 and $879                                                             87,552               96,502
    Due from licensees                                                                        3,235                6,825
    Deferred income taxes                                                                     6,725                2,511
    Net assets of discontinued operations                                                    23,753
    Other current assets                                                                      5,705                3,421
                                                                                 -------------------  -------------------
      Total current assets                                                                  131,621              114,055

Property, plant and equipment, net                                                           21,320               19,583
Deferred income taxes                                                                         3,981                  143
Intangible assets, net of accumulated amortization of $7,773 and $6,818                      37,678               19,181
Other long-term assets                                                                        2,545                1,568
                                                                                 -------------------  -------------------
                                                                                 $          197,145   $          154,530
                                                                                 -------------------  -------------------
                                                                                 -------------------  -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                        $           15,600   $           19,700
    Current portion of loans payable                                                          3,851                  625
    Current portion of note payable to related party                                            972                  973
    Accounts payable and accrued expenses                                                    52,787               42,787
    Income taxes payable                                                                        709                4,786
                                                                                 -------------------  -------------------
       Total current liabilities                                                             73,919               68,871

Loans payable                                                                                44,708               16,659
Note payable to related party                                                                                        972
Deferred income taxes                                                                                                494
Other long-term liabilities                                                                  11,035               10,238
                                                                                 -------------------  -------------------
       Total liabilities                                                                    129,662               97,234
                                                                                 -------------------  -------------------

Commitments and contingencies (Notes 2, 12 and 14)

Stockholders' equity:
    Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
    Common stock, $.01 par value; authorized: 25,000 shares; issued:  15,948
       shares at October 31, 1998 and 15,507 shares at November 1, 1997                         159                  103
    Additional paid-in-capital                                                               37,341               29,073
    Retained earnings                                                                        32,679               28,994
    Cumulative currency translation                                                            (774)                 (89)
                                                                                 -------------------  -------------------
                                                                                             69,405               58,081
    Less treasury stock at cost, 108 shares at October 31, 1998 and
       114 shares at November 1, 1997                                                         1,922                  785
                                                                                 -------------------  -------------------
       Total stockholders' equity                                                            67,483               57,296
                                                                                 -------------------  -------------------
                                                                                 $          197,145   $          154,530
                                                                                 -------------------  -------------------
                                                                                 -------------------  -------------------

             See accompanying notes to consolidated financial statements.

WESTAFF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                            FISCAL YEAR ENDED
                                                                  ------------------------------------
                                                                  OCTOBER 31,  NOVEMBER 1,  NOVEMBER 2,
                                                                     1998        1997         1996
                                                                  ----------   ----------   ----------
Sales of services                                                 $ 597,614    $ 529,042    $ 439,294
License fees                                                          2,095        1,034        2,514
                                                                  ---------    ---------    ---------

Total sales of services and license fees                            599,709      530,076      441,808

Costs of services                                                   472,783      423,334      349,300
                                                                  ---------    ---------    ---------

Gross profit                                                        126,926      106,742       92,508

Franchise agents' share of gross profit                              16,709       17,307       16,329
Selling and administrative expenses                                  79,245       68,368       57,929
Depreciation and amortization                                         6,952        5,544        4,493
                                                                  ---------    ---------    ---------

Operating income from continuing operations                          24,020       15,523       13,757

Interest expense                                                      1,563          600          560
Interest income                                                        (457)        (413)        (251)
                                                                  ---------    ---------    ---------

Income from continuing operations before income taxes                22,914       15,336       13,448
Provision for income taxes                                            9,166        6,126       10,723
                                                                  ---------    ---------    ---------

Income from continuing operations                                    13,748        9,210        2,725
                                                                  ---------    ---------    ---------

Discontinued operations:

(Loss) income from discontinued operations, net of income taxes      (6,275)         346          558
Estimated loss on disposal, net of income taxes                      (3,543)
                                                                  ---------    ---------    ---------
Total discontinued operations, net of income taxes                   (9,818)         346          558
                                                                  ---------    ---------    ---------

Net income                                                        $   3,930    $   9,556    $   3,283
                                                                  ---------    ---------    ---------
                                                                  ---------    ---------    ---------

Earnings (loss) per share:

     Continuing operations:
        Basic                                                     $    0.88    $    0.60    $    0.19
                                                                  ---------    ---------    ---------
        Diluted                                                   $    0.87    $    0.60    $    0.19
                                                                  ---------    ---------    ---------
     Discontinued operations:
        Basic                                                     $   (0.63)   $    0.02    $    0.04
                                                                  ---------    ---------    ---------
        Diluted                                                   $   (0.62)   $    0.02    $    0.04
                                                                  ---------    ---------    ---------
     Net income:
        Basic                                                     $    0.25    $    0.62    $    0.23
                                                                  ---------    ---------    ---------
        Diluted                                                   $    0.25    $    0.62    $    0.23
                                                                  ---------    ---------    ---------
Weighted average shares outstanding - basic                          15,569       15,420       14,373
                                                                  ---------    ---------    ---------
Weigthed average shares outstanding - diluted                        15,774       15,424       14,388
                                                                  ---------    ---------    ---------

             See accompanying notes to consolidated financial statements.

WESTAFF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   COMMON STOCK           ADDITIONAL
                                             --------------------------    PAID-IN        RETAINED
                                                SHARES        AMOUNT       CAPITAL        EARNINGS
                                             -------------  -----------  -------------  -------------
Balance at October 28, 1995                        13,257   $       50   $      3,999   $     27,386
    Net income                                                                                 3,283
    Distributions to stockholders                                                             (5,000)
    Transfer of undistributed
       S corporation earnings                                                   6,142         (6,142)
    Currency translation adjustments
    Common stock offering                           2,250           53         18,927
                                             -------------  -----------  -------------  -------------

Balance at November 2, 1996                        15,507          103         29,068         19,527
    Net income                                                                                 9,556
    Purchase of treasury stock
    Stock issued under employees' stock
       purchase and option plans                                                    5            (89)
    Currency translation adjustments
                                             -------------  -----------  -------------  -------------

Balance at November 1, 1997                        15,507          103         29,073         28,994
    Net income                                                                                 3,930
    Three-for-two common stock split                                52            (52)
    Purchase of treasury stock
    Stock issued under employees' stock
       purchase and option plans                       20                         169           (245)
    Stock issued in connection with
       acquisitions                                   421            4          7,996
    Currency translation adjustments
    Other                                                                         155
                                             -------------  -----------  -------------  -------------

Balance at October 31, 1998                        15,948   $      159   $     37,341   $     32,679
                                             -------------  -----------  -------------  -------------
                                             -------------  -----------  -------------  -------------
                                              CUMULATIVE          TREASURY STOCK
                                               CURRENCY     --------------------------
                                             TRANSLATION      SHARES       AMOUNT          TOTAL
                                             -------------  ----------- -------------- --------------
Balance at October 28, 1995                  $        357               $              $      31,792
    Net income                                                                                 3,283
    Distributions to stockholders                                                             (5,000)
    Transfer of undistributed
       S corporation earnings
    Currency translation adjustments                  197                                        197
    Common stock offering                                                                     18,980
                                             -------------  ----------- -------------- --------------

Balance at November 2, 1996                           554                                     49,252
    Net income                                                                                 9,556
    Purchase of treasury stock                                     179         (1,179)        (1,179)
    Stock issued under employees' stock
       purchase and option plans                                   (65)           394            310
    Currency translation adjustments                 (643)                                      (643)
                                             -------------  ----------- -------------- --------------

Balance at November 1, 1997                           (89)         114           (785)        57,296
    Net income                                                                                 3,930
    Three-for-two common stock split
    Purchase of treasury stock                                     180         (3,026)        (3,026)
    Stock issued under employees' stock
       purchase and option plans                                  (186)         1,889          1,813
    Stock issued in connection with
       acquisitions                                                                            8,000
    Currency translation adjustments                 (685)                                      (685)
    Other                                                                                        155
                                             -------------  ----------- -------------- --------------

Balance at October 31, 1998                  $       (774)         108  $      (1,922) $      67,483
                                             -------------  ----------- -------------- --------------
                                             -------------  ----------- -------------- --------------

             See accompanying notes to consolidated financial statements.

WESTAFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      FISCAL YEAR ENDED
                                                                   --------------------------------------------------------
                                                                     OCTOBER 31,         NOVEMBER 1,        NOVEMBER 2,
                                                                        1998                1997               1996
                                                                   -----------------   ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $          3,930    $         9,556    $          3,283
   Adjustments to reconcile net income to net cash
      from operating activities:
        Loss from discontinued operations                                     9,818
        Depreciation                                                          5,241              4,642               3,855
        Amortization of intangible assets                                     1,711              1,370                 825
        Provision for losses on doubtful accounts                             1,094              1,170                 466
        Deferred income taxes                                                (8,451)            (4,089)              3,339
        Other non-cash charges                                                  153
        Changes in assets and liabilities:
           Trade accounts receivable                                         (9,086)           (23,379)            (21,031)
           Due from licensees                                                (1,192)            (3,260)              3,578
           Other assets                                                      (2,451)               741                (838)
           Accounts payable and accrued expenses                             13,100              4,970               5,267
           Income taxes payable                                              (4,160)             1,683               2,118
           Other long-term liabilities                                          905              1,306               1,374
                                                                   -----------------

Net cash provided by continuing operations                                   10,612
Net cash used in discontinued operations                                     (6,185)
                                                                   -----------------   ----------------   -----------------

Net cash provided by (used in) operating activities                           4,427             (5,290)              2,236
                                                                   -----------------   ----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (8,946)            (5,831)             (6,437)
   (Increase) decrease in notes receivable                                   (2,080)                50                (148)
   Payments for intangibles and other investments                           (15,386)            (7,672)             (4,825)
   Investing activities of discontinued operations                           (2,645)
   Other, net                                                                   724                 95                 188
                                                                   -----------------   ----------------   -----------------

Net cash used in investing activities                                       (28,333)           (13,358)            (11,222)
                                                                   -----------------   ----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) borrowings under line of credit
      agreements                                                             (4,100)            10,900              (3,800)
   Repayments of note to related party                                         (973)              (973)             (1,495)
   Proceeds from issuance of loans payable                                   50,900             15,626
   Principal payments on loans payable                                      (20,824)            (1,420)             (2,371)
   Issuance of common stock                                                   1,813                310              18,980
   Repurchase of common stock                                                (3,026)            (1,179)
   Distributions to stockholders                                                                (2,500)             (2,500)
                                                                   -----------------   ----------------   -----------------

Net cash provided by financing activities                                    23,790             20,764               8,814
                                                                   -----------------   ----------------   -----------------

Effect of exchange rate on cash                                                 (29)              (169)                  7
                                                                   -----------------   ----------------   -----------------

Net change in cash and cash equivalents                                        (145)             1,947                (165)
Cash and cash equivalents at beginning of year                                4,796              2,849               3,014
                                                                   -----------------   ----------------   -----------------
Cash and cash equivalents at end of year                           $          4,651    $         4,796    $          2,849
                                                                   -----------------   ----------------   -----------------
                                                                   -----------------   ----------------   -----------------

             See accompanying notes to consolidated financial statements.

WESTAFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      FISCAL YEAR ENDED
                                                                   --------------------------------------------------------
                                                                     OCTOBER 31,         NOVEMBER 1,        NOVEMBER 2,
                                                                        1998                1997               1996
                                                                   -----------------   ----------------   -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                       $          2,478    $         1,783    $          1,235
    Income taxes (net of refunds)                                            15,373              8,148               5,096

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Common stock issued for acquisitions                             $          8,000
  Increase in distributions payable to stockholders                                                       $          2,500


             See accompanying notes to consolidated financial statements.

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     BASIS OF PRESENTATION
     Westaff, Inc. (the Parent and formerly Western Staff Services, Inc.) and its domestic and foreign subsidiaries (together, the Company), provide temporary staffing services in the United States, the United Kingdom, Denmark, Australia, New Zealand and Norway. The consolidated financial statements include the accounts of Westaff, Inc. and its domestic and foreign subsidiaries. Material intercompany accounts and transactions have been eliminated.

     DISCONTINUED OPERATIONS
     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note
     3). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Balance Sheet at October 31, 1998, has segregated the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1998, fiscal 1997 and fiscal 1996 and has segregated cash flows from discontinued operations in the Consolidated Statement of Cash Flows for fiscal 1998. The Notes to Consolidated Financial Statements reflect the classification of the medical operations as discontinued operations.

     COMMON STOCK SPLIT
     On May 7, 1998, the Board of Directors declared a three-for-two common stock split effected in the form of a stock dividend payable on May 29, 1998 to shareholders of record at the close of business on May 18, 1998. All share and per share data in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

     INITIAL PUBLIC OFFERING OF COMMON STOCK
     On May 3, 1996, the Company completed an initial public offering (the IPO) of 3,450 shares of common stock at $9.33 per share, of which 2,250 shares were sold by the Company and 1,200 shares were sold by certain of the Company's stockholders. The net proceeds to the Company from the sale of the 2,250 shares of common stock, after deduction of associated expenses, were $18,980.

     Prior to the consummation of the IPO, the Company declared a dividend payable to its then current stockholders consisting of the lesser of the remaining undistributed earnings of the Company accumulated from November 1, 1987 to April 30, 1996 (the effective date of the Company's S corporation termination - see Note 2) which were subject to taxation at the stockholder level, or $5,000. The final undistributed earnings of the Company from November 1, 1987 to April 30, 1996 totaled $11,142. The difference between the actual distribution of $5,000 and the undistributed earnings of $11,142 has been reclassified for financial reporting purposes from retained earnings to additional paid-in-capital.

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

     FISCAL YEAR
     The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal years 1998 and 1997 each included 52 weeks while fiscal 1996 included 53 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS
     The Company considers all investments with initial maturities at purchase of three months or less to be cash equivalents.

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

     The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and the licensee, the advances are reduced as remittances are received related to the licensee trade accounts receivable. Licensees have pledged trade receivables of $5,132 and $7,687 at October 31, 1998 and November 1, 1997, respectively, as collateral for such advances. Sales from continuing operations generated by license offices were $29,567, $16,704, and $38,124 for fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

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

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     During fiscal years 1998, 1997 and 1996 the Company consummated acquisitions with total purchase prices of $25,724, $7,053 and $3,802, respectively. Tangible assets and specifically identifiable intangible assets associated with these acquisitions amounted to $931 for fiscal 1998 and $1,125 for fiscal 1997. The remaining purchase prices for these acquisitions were allocated to goodwill. Specifically identifiable intangible assets consist primarily of covenants not to compete and are amortized on a straight-line basis over the stated term of the agreement. Goodwill ($34,809 and $17,211 at October 31, 1998 and November 1, 1997, respectively) is amortized over the useful life of the specific acquired entity and ranges from 20 to 40 years. Certain of these acquisitions included additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods. When such contingencies are earned, the additional cost is added to the affected intangible assets and amortized over the remaining life of the asset. Contingencies earned during fiscal 1998 and 1997 on acquisitions consummated during fiscal 1997 and 1996 totaled $1,597 and $645, respectively. Unaudited pro forma information regarding revenues and net income has not been provided since the effect of these acquisitions was not material.

     IMPAIRMENT OF LONG-LIVED ASSETS
     Management of the Company assesses the recoverability of its long-lived assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows from operations. Management of the Company continually evaluates the existence of potential impairment by analyzing operating results, trends and prospects of its acquired operating offices. Management also takes into consideration any other events or circumstances that might indicate potential impairment. Based upon these evaluations, the Company has determined that no impairment of recorded intangible and other long-lived assets from continuing operations has occurred.

     WORKERS' COMPENSATION
     The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500 per claim for policy years 1998 and 1997 and $350 per claim for policy year 1996. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. Annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred and reported and claims incurred but not reported, based on the Company's historical loss development trends. The amounts calculated may be subsequently revised by the actuary based on developments relating to such claims. In order to give recognition to obligations associated with the Company's workers' compensation program which are not expected to be paid in the following fiscal year, the Company has included $10,600 and $9,800 in other long-term liabilities at October 31, 1998 and November 1, 1997, respectively.

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

     Beginning with fiscal 1988, the Parent elected to be taxed as an
     S corporation for federal and state income tax purposes. Pursuant to this election, earnings or losses up to the date of the IPO were subject to tax at the stockholder level rather than the corporate level. Therefore, no provision was made for federal income tax on earnings or losses of the
     Parent prior to the IPO.   State taxes were provided according to relative
     state tax laws. On April 30, 1996 and in conjunction with the IPO, the Company elected to terminate its S corporation status. In connection with the termination, the Company was required by the Internal Revenue Code to change its method of accounting for income tax reporting purposes from the cash basis to the accrual basis. The termination resulted in a non-recurring net charge to earnings of $7,460 in the third quarter of fiscal 1996. This charge was due primarily to temporary differences resulting from the Company's historical use of the cash method of accounting for income tax purposes.

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

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

     RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires disclosure of certain financial and descriptive information for each reportable operating segment based on management's internal organizational decision-making structure. SFAS 131 is effective for fiscal years ending after December 15, 1998. SFAS 131 allows, and the Company has elected, early adoption of this statement for the fiscal year ended October 31, 1998 (see Note 13).

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and disclosing earnings per share (EPS). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. SFAS 128 required the Company to replace its traditional EPS disclosures with a dual presentation of "Basic" and "Diluted" EPS and to restate all prior period EPS data presented (see Note 4).

     RECLASSIFICATIONS
     The Company has reclassified certain amounts in the fiscal 1997 and fiscal 1996 consolidated financial statements in order to conform to the presentation adopted for fiscal 1998 and as required with respect to discontinued operations.

3.   DISCONTINUED OPERATIONS

     In November 1998, the Company announced its decision to sell Western Medical. Western Medical provides temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and license offices. The Company has solicited buyers and is in the process of evaluating responses from several interested parties, each of whom have signed confidentiality agreements.

     During the fourth quarter of fiscal 1998, the Company recorded an after-tax charge on the planned disposal of its medical operations of approximately $3,480 or $0.23 per share. This after-tax charge includes $2,500 for the write down of assets to estimated net realizable value, $240 of estimated costs to be incurred in selling the operation, and $740 of estimated operating losses to be incurred during the disposal period. Summarized information on the discontinued operations is as follows:

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                        FISCAL YEAR ENDED
                                                                        --------------------------------------------------
                                                                         OCTOBER 31,       NOVEMBER 1,       NOVEMBER 2,
                                                                            1998              1997               1996
                                                                        ---------------   --------------    --------------
Income statement data:
    Revenues                                                            $       54,904    $      46,732     $      40,265
    Costs and expenses                                                          65,268           46,145            39,333
                                                                        ---------------   --------------    --------------
    Operating (loss) income                                                    (10,364)             587               932
    Income tax (benefit) expense                                                (4,089)             241               374
                                                                        ---------------   --------------    --------------
    (Loss) income from discontinued operations, net of income taxes             (6,275)             346               558
                                                                        ---------------   --------------    --------------

    Estimated loss on disposal                                                  (6,000)
    Income tax benefit                                                          (2,457)
                                                                        ---------------
    Estimated loss on disposal, net of income taxes                             (3,543)

                                                                        ---------------   --------------    --------------
    Total discontinued operations                                       $       (9,818)   $         346     $         558
                                                                        ---------------   --------------    --------------
                                                                        ---------------   --------------    --------------

Balance sheet data:
    Current assets (primarily receivables)                              $       21,675
    Property, plant and equipment, net                                           2,085
    Intangible assets, net                                                       5,712
    Other assets                                                                   285
    Current liabilities                                                         (5,930)
    Noncurrent liabilities                                                         (74)
                                                                        ---------------
    Net assets of discontinued operations                               $       23,753
                                                                        ---------------
                                                                        ---------------

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 FISCAL YEAR ENDED
                                                               -------------------------------------------------------
                                                                 OCTOBER 31,        NOVEMBER 1,         NOVEMBER 2,
                                                                    1998               1997                 1996
                                                               ----------------   -----------------   ----------------
Income from continuing operations                              $        13,748    $          9,210    $         2,725
                                                               ----------------   -----------------   ----------------

Denominator for basic earnings per share -
      weighted average shares                                           15,569              15,420             14,373

Effect of dilutive securities:
      Stock options                                                        205                   4                 15
                                                               ----------------   -----------------   ----------------
Denominator for diluted earnings per share - adjusted
      weighted average shares and assumed conversions                   15,774              15,424             14,388
                                                               ----------------   -----------------   ----------------
                                                               ----------------   -----------------   ----------------

Basic earnings per share                                       $          0.88    $           0.60    $          0.19
                                                               ----------------   -----------------   ----------------
                                                               ----------------   -----------------   ----------------
Diluted earnings per share                                     $          0.87    $           0.60    $          0.19
                                                               ----------------   -----------------   ----------------
                                                               ----------------   -----------------   ----------------

Antidilutive weighted shares excluded from diluted
      earnings per share                                                     -                 610                  -
                                                               ----------------   -----------------   ----------------
                                                               ----------------   -----------------   ----------------

     Antidilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be antidilutive.

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

5.   TRANSACTIONS WITH RELATED PARTIES

     The Company has a management agreement with Western Video Images, Inc.
     (WVI), a company wholly owned by the Chairman of the Board and principal stockholder of the Parent, whereby the Company provides certain accounting, tax, legal, administrative and management services to WVI and charges a fee based upon the gross sales of WVI. Management fees charged to WVI were $149, $180, and $197, respectively, for fiscal 1998, 1997 and 1996. The Parent is also the lessee for one of the facilities in which WVI operates; however, WVI is charged for all costs of the lease. Future minimum lease payments under this obligation are as follows: fiscal 1999 - $367 and fiscal 2000 - $336.

     During October 1995, the Company bought the operations of one of its franchise agents for a total purchase price of $5,913. Of this purchase price, $5,793 was allocated to goodwill, $25 was allocated to covenants not to compete and $95 was allocated to property, plant and equipment. This franchise agent became an employee of the Company as a result of this transaction. The Company paid $1,500 in cash on the closing date and paid an additional $3,441 during fiscal 1996, 1997 and 1998. The balance of $972 is payable in fiscal 1999. The note payable bears interest at 6.5%. The fair value of this note approximates the carrying value as of October 31, 1998 based on the current rates available to the Company for debt with similar terms.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                              OCTOBER 31,         NOVEMBER 1,
                                                                                 1998                1997
                                                                           ------------------  ------------------
Land                                                                       $           1,366   $           1,366
Buildings                                                                              7,493               7,514
Equipment, furniture and fixtures                                                     34,765              29,563
                                                                           ------------------  ------------------

                                                                                      43,624              38,443

Less accumulated depreciation and amortization                                       (22,304)            (18,860)
                                                                           ------------------  ------------------

                                                                           $          21,320   $          19,583
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------

7.   SHORT-TERM BORROWINGS AND LOANS PAYABLE

     As of March 4, 1998, the Company entered into an agreement with its existing syndicated bank group to provide senior secured credit facilities totaling $108,000. The facilities consist of a $90,000 five-year revolving credit agreement and an $18,000 six-year term loan to provide working capital needs and for general corporate purposes, including capital expenditures and acquisitions. The new credit facility replaced the credit facility existing as of November 1, 1997 which was to expire on March 31, 1998.

     On May 20, 1998, the Company completed a private placement of 10-year senior secured notes totaling $30,000 payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings of $22,600 under the revolving credit agreement, with the remainder to be used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is a maximum total debt to capitalization ratio of 55%. The Company was in compliance with these covenants as of October 31, 1998.

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     Short-term borrowings outstanding at October 31, 1998 and November 1, 1997 amounted to $15,600 and $19,700, respectively, with weighted average interest rates of 6.4% at October 31, 1998 and 6.8% at November 1, 1997. At October 31, 1998, the Company had irrevocable standby letters of credit totaling $10,000 outstanding as collateral to support the workers' compensation program. These letters of credit expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to the holder.

     The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum of $20,000. Total advances are also limited under formulas based on total debt to total capitalization and on earnings before interest, taxes, depreciation and amortization (EBITDA). At October 31, 1998, the Company was not in compliance with the EBITDA and certain other financial covenants, primarily as a result of charges related to the discontinuance of its medical operations (see Note 3). The Company was also not in compliance with the capital expenditures covenant. The Company has received waivers with respect to all such covenants from its bank lenders.

     Loans payable consist of the following:

                                                                                 OCTOBER 31,         NOVEMBER 1,
                                                                                   1998                 1997
                                                                              ------------------   -----------------
Variable and fixed rate notes payable, collateralized by deeds of trust, interest 7.4% at October 31, 1998, due monthly
    to 2001                                                                   $           1,559    $          1,659
Variable rate term loan, collateralized by the assets of the Company, weighted average interest 6.1% at October 31, 1998 and 7.8% at
    November 1, 1997                                                                     16,250              15,100
Senior secured notes payable, collateralized by the assets of the Company
    with semi-annual interest payments at 6.8% per annum                                 30,000
Other                                                                                       750                 525
                                                                              ------------------   -----------------

                                                                                         48,559              17,284
Less current portion                                                                     (3,851)               (625)
                                                                              ------------------   -----------------

                                                                              $          44,708    $         16,659
                                                                              ------------------   -----------------
                                                                              ------------------   -----------------

     The fair value of the loans payable approximates the carrying value as of October 31, 1998 based on current rates available to the Company for debt with similar terms. Maturities of loans payable for each of the next five fiscal years are as follows: 1999 - $3,851; 2000 - $3,100; 2001 - $4,358;
     2002 - $7,286; 2003 - $7,286; and thereafter; $22,678.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                              OCTOBER 31,         NOVEMBER 1,
                                                                                 1998                1997
                                                                           ------------------  ------------------
Accounts payable                                                           $           4,105   $           2,605
Checks outstanding in excess of bank balances                                          8,424               6,189
Accrued payroll and payroll taxes                                                     19,587              16,552
Accrued insurance/workers' compensation                                               11,052              10,186
Other                                                                                  9,619               7,255
                                                                           ------------------  ------------------

                                                                           $          52,787   $          42,787
                                                                           ------------------  ------------------
                                                                           ------------------  ------------------

9.   INCOME TAXES

     The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                             Fiscal year ended
                                                           ------------------------------------------------------
                                                             October 31,        November 1,        November 2,
                                                                1998               1997               1996
                                                           -----------------  -----------------  ----------------
Domestic                                                   $         21,400   $         13,004   $        11,730
Foreign                                                               1,514              2,332             1,718
                                                           -----------------  -----------------  ----------------

Income from continuing operations before income taxes      $         22,914   $         15,336   $        13,448
                                                           -----------------  -----------------  ----------------
                                                           -----------------  -----------------  ----------------

     The provision for income taxes consists of the following:

                                                                             FISCAL YEAR ENDED
                                                           ------------------------------------------------------
                                                             OCTOBER 31,        NOVEMBER 1,        NOVEMBER 2,
                                                               1998               1997               1996
                                                           -----------------  -----------------  ----------------
CURRENT:
    State and local                                        $          3,190   $          1,618   $         1,376
    Federal                                                          13,811              7,743             5,389
    Foreign                                                             836                767               442
                                                           -----------------  -----------------  ----------------

                                                                     17,837             10,128             7,207
                                                           -----------------  -----------------  ----------------

DEFERRED:
    State and local                                                  (1,379)              (832)              130
    Federal                                                          (7,181)            (3,165)            3,274
    Foreign                                                            (111)                (5)              112
                                                           -----------------  -----------------  ----------------

                                                                     (8,671)            (4,002)            3,516
                                                           -----------------  -----------------  ----------------

                                                           $          9,166   $          6,126   $        10,723
                                                           -----------------  -----------------  ----------------
                                                           -----------------  -----------------  ----------------

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows:

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                             FISCAL YEAR ENDED
                                                           ------------------------------------------------------
                                                             OCTOBER 31,        NOVEMBER 1,        NOVEMBER 2,
                                                               1998               1997               1996
                                                           -----------------  -----------------  ----------------
Federal statutory income tax rate                                        35%                35%               35%
Tax on income of foreign subsidiaries                                     1                 (1)
State taxes, net of federal income tax benefit                            5                  5                 4
S corporation income not subject to federal
    income taxes                                                                                             (11)
Effect of termination of S corporation election                                                               52
Effect of IRS examination                                                                                     (2)
Other                                                                    (1)                 1                 2
                                                           -----------------  -----------------  ----------------

Effective income tax  rate                                               40%                40%               80%
                                                           -----------------  -----------------  ----------------
                                                           -----------------  -----------------  ----------------

     The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

                                                                    FISCAL YEAR ENDED
                                                           ------------------------------------
                                                             OCTOBER 31,        NOVEMBER 1,
                                                                1998               1997
                                                           -----------------  -----------------
Workers' compensation                                      $         11,033   $          8,597
Accruals relating to discontinued operations                          2,351
Other liabilities and accruals                                        1,536              1,201
Foreign net operating loss carryforwards                                                    64
Other                                                                   169
                                                           -----------------  -----------------

    Gross deferred tax assets                                        15,089              9,862
Valuation allowance                                                                        (64)
                                                           -----------------  -----------------

                                                                     15,089              9,798
                                                           -----------------  -----------------

Depreciation and amortization                                           954              1,705
S corporation cash basis accounting adjustment                        3,136              5,806
Other                                                                   293                127
                                                           -----------------  -----------------

    Gross deferred tax liabilities                                    4,383              7,638
                                                           -----------------  -----------------

Net deferred tax asset                                     $         10,706   $          2,160
                                                           -----------------  -----------------
                                                           -----------------  -----------------

     No valuation allowance has been established for temporary differences other than foreign net operating loss carryforwards. Based on historical income, internal forecasts and industry trends, management believes that it is more likely than not that the Company will generate future pretax income in sufficient amounts to realize the full benefit of these temporary differences.

     At October 31, 1998, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3,547. Income taxes have not been provided on the undistributed earnings because they have been permanently reinvested in the foreign subsidiary. These earnings could become subject to additional tax if

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     they were remitted as dividends, or if foreign earnings were lent to the Company. However, such income taxes would not be material to the Company's financial position or results of operations. Income taxes have not been provided on foreign currency translation adjustments since such taxes would be immaterial.

10.  SAVINGS PLANS

     The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible employees. Under both the deferred and 401(k) savings plans, employees may elect to contribute up to 15% of their annual compensation, with the Company matching 25% of participant contributions up to the first 10% of annual compensation.

11.  STOCKHOLDERS' EQUITY

     TREASURY STOCK
     During fiscal 1998, the Company repurchased 180 shares of common stock on the open market for aggregate cash consideration of $3,026. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During fiscal 1998, the Company reissued 186 shares with aggregate cash proceeds of $1,813. When treasury shares are reissued, any excess of the proceeds over the acquisition cost of the shares is credited to additional paid-in-capital. Excess acquisition cost over the proceeds from reissuance is first charged to additional paid-in-capital to the extent of previous net "gains", and then to retained earnings.

     STOCK OPTION PLANS
     The Company has two stock option plans (the Plans). The 1989/1990 Stock Option Plan provides for the granting of nonqualified options to executives and key employees to purchase the Company's common stock. The options vested during fiscal 1994 and fiscal 1995 and are exercisable at $6.40 per share for options granted in fiscal 1989 and $7.01 per share for options granted in fiscal 1990. Options must be exercised within five years subsequent to the vesting date. Options to purchase 16 shares are outstanding at October 31, 1998. No further grants may be made under the 1989/1990 plan.

     The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights.
     The plan has authorized 1,551 shares of common stock for issuance. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company's common stock at the date of grant. Nonqualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date of grant. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. No option may have a term in excess of 10 years. No stock appreciation rights have been granted under the plan.

     The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, compensation cost is not recognized for incentive and nonqualified stock options. Pro forma information regarding net income and earnings per common share is required by Statement of Financial Accounting Standards No. 123 (SFAS 123) as if the Company had accounted for its employee stock options under the fair value method rather than the intrinsic method under APB 25. If compensation cost had been determined under SFAS 123, the Company's net income would have been reduced by $965, $788 and $421 for fiscal 1998, 1997 and 1996, respectively, and earnings per share for those years would have been reduced by $0.06, $0.05 and $0.03, respectively. Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

     The fair value of each option included in the following table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     1998, 1997 and 1996, respectively: zero dividend yield, expected volatility of 69.0%, 63.0% and 63.0%, expected lives of 6 years; and risk-free interest rates of 5.7%, 6.6% and 6.4% .

     The following summarizes the stock option transactions under the two plans:

                                                 October 31, 1998              November 1, 1997            November 2, 1996
                                         ------------------------------ ----------------------------  ---------------------------
                                                            Weighted                     Weighted                    Weighted
                                                            average                      average                      average
                                            Shares       exercise price    Shares     exercise price     Shares    exercise price
                                         ------------------------------ ----------------------------  ---------------------------
Options outstanding, beginning of year         648  $            9.13        650  $          9.24           23  $          6.73
     Granted                                   295              11.16         26             6.35          644             9.33
     Exercised                                (127)              9.19         (2)            9.33
     Cancelled                                 (30)              8.34        (26)            9.29          (17)            9.33
                                         ------------------------------ ----------------------------  ---------------------------
Options outstanding, end of year               786  $            9.91        648  $          9.13          650  $          9.24
                                         ------------------------------ ----------------------------  ---------------------------
                                         ------------------------------ ----------------------------  ---------------------------

Options exercisable, end of year               288  $            9.09        238  $          9.08           23  $          6.73
                                         ------------------------------ ----------------------------  ---------------------------
                                         ------------------------------ ----------------------------  ---------------------------

Options available for grant, end of year       658                           929                           929
                                         ------------------------------ ----------------------------  ---------------------------
                                         ------------------------------ ----------------------------  ---------------------------

Weighted average fair value of options
     granted during the year                        $            7.42               $          4.08               $          5.92

     The following table summarizes information about stock options outstanding at October 31, 1998:

                                       Options outstanding                              Options exercisable
                      ------------------------------------------------------     ----------------------------------
                                      Weighted average
      Range of                            remaining        Weighted average                     Weighted average
  exercise prices        Shares       contractual life      exercise price          Shares       exercise price
--------------------- --------------------------------------------------------   ----------------------------------
$     6.08 -  8.50              41                   6.24        $        7.03           26           $        6.59
$     9.33 -  9.50             460                   7.50                 9.35          262                    9.34
$     9.58 - 16.17             285                   9.30                11.25
--------------------- --------------------------------------------------------   ----------------------------------
$     6.08 - 16.17             786                   8.09        $        9.91          288           $        9.09
--------------------- --------------------------------------------------------   ----------------------------------
--------------------- --------------------------------------------------------   ----------------------------------

     EMPLOYEE STOCK PURCHASE PLAN
     Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company's common stock. As of October 31, 1998 shares issued under the plan totaled
     141. The effect of this plan on the pro forma disclosures under SFAS 123 has not been included as the impact on net income and earnings per share is not material.

12.  LEASES

     The Company leases real and personal property under operating leases which expire on various dates. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. U.S. rental expense from continuing operations amounted to $4,337 in fiscal 1998, $3,382 in fiscal 1997, and $2,631 in fiscal 1996. Rental expense for foreign subsidiaries was $1,080 in fiscal 1998, $999 in fiscal 1997, and $937 in fiscal 1996. The Company also receives rental income from owned property and

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

     Future minimum lease payments for all leases at October 31, 1998 are as follows:

FISCAL YEAR
1999                                                         $         4,330
2000                                                                   3,065
2001                                                                   1,916
2002                                                                     815
2003                                                                     320
Thereafter                                                               178
                                                             ----------------

Total minimum lease payments                                 $        10,624
                                                             ----------------
                                                             ----------------

13.  OPERATING SEGMENTS

     The Company has three reportable segments: domestic business services, international business services and medical services. Domestic business services provides temporary staffing services in clerical, light industrial and light technical positions through a network of company-owned, franchise agent and licensed offices. The segment consists of 18 geographically diverse company regions under the direction of regional managers and one combined franchise region, each identified as an operating segment. Revenues from domestic business services are derived wholly from the United States and its territories. The operating segments meet the aggregation criteria specified under SFAS 131 for reporting purposes. International business services comprises company-owned offices providing clerical and light industrial temporary staffing services in Australia, New Zealand, Norway, Denmark and the United Kingdom. The Company employs a managing director for each country who oversees all operations in that country. Revenues are attributed to each country based on the location of the respective country's principal offices. International operations have been combined into one reportable segment under the provisions of SFAS 131 as they share a majority of the aggregation criteria and are not individually reportable. The Company is discontinuing the operations of its medical services segment (see Notes 1 and 3).

     The Company evaluates the performance of and allocates resources to the reportable segments based on operating income. The accounting policies of the segments are the same as those described in Note 2. Certain operating expenses of the Company's corporate headquarters, which are included in domestic business services, are charged to international business services in the form of royalties. Assets relating to these costs, primarily property, plant and equipment, have not been allocated due to impracticality and are not considered material for purposes of assessing performance and making operating decisions.

     The following summarizes reporting segment data for fiscal years 1998, 1997 and 1996:

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   Fiscal Year Ended October 31, 1998
                                                 ------------------------------------------------------------------------

                                                    Domestic         International      Adjustments (1)   Consolidated
                                                 ----------------   ----------------    -------------    ----------------
Total sales of services and license fees          $      522,217      $      77,492                       $      599,709

Operating income from continuing operations               22,428              1,592                               24,020

Depreciation and amortization                              6,348                604                                6,952

Expenditures for puchases of fixed assets                  8,441                505                                8,946
Payments for intangibles and other                        13,953              1,433                               15,386
                                                 ----------------   ----------------                     ----------------
Total expenditures for long lived assets          $       22,394      $       1,938                       $       24,332
                                                 ----------------   ----------------                     ----------------
                                                 ----------------   ----------------                     ----------------

Total long lived assets                           $       55,254      $       3,744                       $       58,998
                                                 ----------------   ----------------                     ----------------
                                                 ----------------   ----------------                     ----------------

Total assets                                      $      160,496      $      18,774      $    17,875      $      197,145
                                                 ----------------   ----------------    -------------    ----------------
                                                 ----------------   ----------------    -------------    ----------------
                                                                   Fiscal Year Ended November 1, 1997
                                                 ------------------------------------------------------------------------

                                                    Domestic         International      Adjustments (1)   Consolidated
                                                 ----------------   ----------------    -------------    ----------------
Total sales of services and license fees          $      457,521      $      72,555                       $      530,076

Operating income from continuing operations               13,073              2,450                               15,523

Depreciation and amortization                              5,024                520                                5,544

Expenditures for puchases of fixed assets                  4,174                649      $     1,008               5,831
Payments for intangibles and other                         2,915                917            3,840               7,672
                                                 ----------------   ----------------    -------------    ----------------
Total expenditures for long lived assets          $        7,089      $       1,566      $     4,848      $       13,503
                                                 ----------------   ----------------    -------------    ----------------
                                                 ----------------   ----------------    -------------    ----------------

Total long lived assets                           $       30,096      $       2,811      $     5,857      $       38,764
                                                 ----------------   ----------------    -------------    ----------------
                                                 ----------------   ----------------    -------------    ----------------

Total assets                                      $      115,528      $      15,870      $    23,132      $      154,530
                                                 ----------------   ----------------    -------------    ----------------
                                                 ----------------   ----------------    -------------    ----------------
                                                                   Fiscal Year Ended November 2, 1996
                                                 ------------------------------------------------------------------------

                                                    Domestic         International      Adjustments (1)   Consolidated
                                                 ----------------   ----------------    -------------    ----------------
Total sales of services and license fees          $      382,936      $      58,872                       $      441,808

Operating income                                          11,930              1,827                               13,757

Depreciation and amortization                              4,042                451                                4,493

Expenditures for puchases of fixed assets                  5,586                468      $       383               6,437
Payments for intangibles and other                         3,673                347              805               4,825
                                                 ----------------   ----------------    -------------    ----------------
Total expenditures for long lived assets          $        9,259      $         815      $     1,188      $       11,262
                                                 ----------------   ----------------    -------------    ----------------
                                                 ----------------   ----------------    -------------    ----------------

(1) Adjustments reflect assets and expenditures related to discontinued operations and elimination of domestic investments in international subsidiaries

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

14.  COMMITMENTS AND CONTINGENCIES

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

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended October 31, 1998 and November 1, 1997. The fourth quarter of fiscal years 1998 and 1997 consist of 16 weeks while all other quarters consist of 12 weeks.

                                                             First             Second              Third             Fourth
                                                            Quarter            Quarter          Quarter (2)          Quarter
                                                       -----------------  ----------------   ----------------   ----------------
FISCAL YEAR ENDED OCTOBER 31, 1998 (1)
Sales of services and license fees                     $        127,248   $       128,338    $       134,209    $       209,914
Gross profit                                                     25,969            26,999             28,640             45,318

Income from continuing operations                                 2,003             2,532              3,194              6,019
Income (loss) from discontinued operations                          233               168               (606)            (9,613)
                                                       -----------------  ----------------   ----------------   ----------------
Net income                                             $          2,236   $         2,700    $         2,588    $        (3,594)
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------

Income (loss) per common share
   Income from continuing operations
      Basic                                            $           0.13   $          0.16 $             0.21    $          0.38
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
      Diluted                                          $           0.13   $          0.16 $             0.20    $          0.38
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
   Income (loss) from discontinued operations
      Basic                                            $           0.02   $          0.01 $            (0.04)   $         (0.61)
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
      Diluted                                          $           0.02   $          0.01 $            (0.04)   $         (0.60)
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
   Net income
      Basic                                            $           0.15   $          0.17 $             0.17    $         (0.23)
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
      Diluted                                          $           0.15   $          0.17    $          0.16    $         (0.22)
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------

FISCAL YEAR ENDED NOVEMBER 1, 1997 (1)
Sales of services and license fees                     $        109,238   $       113,586    $       120,990    $       186,262
Gross profit                                                     21,069            22,489             24,305             38,879

Income from continuing operations                                 1,043             1,260              1,948              4,959
Income from discontinued operations                                  95                82                 35                134
                                                       -----------------  ----------------   ----------------   ----------------
Net income                                             $          1,138   $         1,342    $         1,983    $         5,093
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------

Basic and diluted income per common share
   Income from continuing operations                   $           0.06   $          0.08    $          0.13    $          0.32
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
   Income from discontinued operations                 $           0.01   $          0.01    $             -    $          0.01
                                                       -----------------  ----------------   ----------------   ----------------
                                                       -----------------  ----------------   ----------------   ----------------
   Net income                                          $           0.07   $          0.09    $          0.13    $          0.33
                                                       -----------------  ----------------   ----------------   ----------------

     (1) Fiscal 1997 and fiscal 1998 quarterly financial information has been restated to reflect the Company's medical operations as discontinued operations.
     (2) The discontinued medical operations for the third quarter of fiscal 1998 have been restated to correct for certain procedural and clerical errors that occurred during the third quarter in connection with the calculation of the interim estimated fiscal 1998 Medicare revenues. This restatement has no effect on continuing operations. The effect of the restatement on amounts reported on the Company's Quarterly

WESTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

Report on Form 10-Q for the period ended July 11, 1998 was to reduce net income by $565 or $0.03 per basic share.

               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              SCHEDULE II
                                                         (AMOUNTS IN THOUSANDS)


                                                               ADDITIONS
                                                ----------------------------------------
                                                BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                                BEGINNING      COSTS AND      OTHER                         END OF
        DESCRIPTION                             OF YEAR        EXPENSES       ACCOUNTS       DEDUCTIONS     YEAR
---------------------------------------------   ----------     --------       --------       ----------     ------
Fiscal Year Ended November 2, 1996
   Allowance for doubtful accounts              $  823         $  466         $    0         $  520         $  769
   Reserve on notes receivable                     620              0              0            570             50
   Valuation allowance on deferred tax asset       123              0              0             50             73


Fiscal Year Ended November 1, 1997
   Allowance for doubtful accounts              $  769         $1,170         $    0         $1,060         $  879
   Reserve on notes receivable                      50              0              0              0             50
   Valuation allowance on deferred tax asset        73              0              0              9             64


Fiscal Year Ended October 31, 1998
    Allowance for doubtful accounts             $  729         $  900         $    0         $  843         $  786
    Reserve on notes receivable                     50              0            244             40            254
    Valuation allowance on deferred tax asset       64              0              0             64              0
    Allowance for doubtful accounts -
         discontinued operations                   150          1,854              0            116          1,888
    Disposal of discontinued operations              0          6,000              0              0          6,000

