Form 10-Q
period 1999-01-23
WESTAFF INC
filed 1999-03-09
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended JANUARY 23, 1999

                         Commission file number 0-24990


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                              Outstanding at March 9, 1999
            ---------                            ----------------------------

   Common Stock, $.01 par value                        15,907,087 shares

                         WESTAFF, INC. AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets -
                January 23, 1999 and October 31, 1998                          3

              Condensed Consolidated Statements of Operations -
                12 weeks ended January 23, 1999 and January 24, 1998           4

              Condensed Consolidated Statements of Cash Flows -
                12 weeks ended January 23, 1999 and January 24, 1998           5

              Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  20

Item 2.    Changes in Securities                                              20

Item 3.    Defaults upon Senior Securities                                    20

Item 4.    Submission of Matters to a Vote of Security Holders                20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------


                                                                                    JANUARY 23,           OCTOBER 31,
                                                                                       1999                  1998
                                                                                 -----------------     ----------------
                                                                                    (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                   $           5,011     $          4,651
     Trade accounts receivable, less allowance for doubtful
        accounts of $786 and $786                                                           78,966               87,552
     Due from licensees                                                                      4,112                3,235
     Deferred income taxes                                                                   7,777                6,725
     Net assets of discontinued operations                                                  24,179               23,753
     Other current assets                                                                    5,140                5,705
                                                                                 -----------------     ----------------
      Total current assets                                                                 125,185              131,621

Property, plant and equipment, net                                                          22,850               21,320
Deferred income taxes                                                                        4,357                3,981
Intangible assets, net                                                                      38,535               37,678
Other long-term assets                                                                       2,129                2,545
                                                                                 -----------------     ----------------
                                                                                 $         193,056     $        197,145
                                                                                 -----------------     ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                       $          19,900     $         15,600
     Current portion of loans payable                                                        3,697                3,851
     Current portion of note payable to related party                                                               972
     Accounts payable and accrued expenses                                                  42,296               52,787
     Income taxes payable                                                                    1,964                  709
                                                                                 -----------------     ----------------
        Total current liabilities                                                           67,857               73,919

Loans payable                                                                               44,192               44,708
Other long-term liabilities                                                                 11,015               11,035
                                                                                 -----------------     ----------------
        Total liabilities                                                                  123,064              129,662
                                                                                 -----------------     ----------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
     Common stock, $.01 par value; authorized: 25,000 shares; issued:  15,948
        shares at January 23, 1999 and October 31, 1998                                        159                  159
     Additional paid-in-capital                                                             37,382               37,341
     Retained earnings                                                                      34,959               32,679
     Cumulative currency translation                                                          (677)                (774)
                                                                                 -----------------     ----------------
                                                                                            71,823               69,405
     Less treasury stock at cost, 103 shares at January 23, 1999 and
        108 shares at October 31, 1998                                                       1,831                1,922
                                                                                 -----------------     ----------------
        Total stockholders' equity                                                          69,992               67,483
                                                                                 -----------------     ----------------
                                                                                 $         193,056     $        197,145
                                                                                 -----------------     ----------------



     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------



                                                                                 12 WEEKS ENDED
                                                                       -----------------------------------
                                                                         JANUARY 23,         JANUARY 24,
                                                                             1999                1998
                                                                       ---------------     ---------------

Sales of services                                                      $       136,415     $       127,008
License fees                                                                       667                 240
                                                                       ---------------     ---------------

Total sales of services and license fees                                       137,082             127,248

Costs of services                                                              108,344             101,279
                                                                       ---------------     ---------------

Gross profit                                                                    28,738              25,969

Franchise agents' share of gross profit                                          3,302               3,941
Selling and administrative expenses                                             19,233              17,101
Depreciation and amortization                                                    1,822               1,379
                                                                       ---------------     ---------------

Operating income from continuing operations                                      4,381               3,548

Interest expense                                                                   564                 290
Interest income                                                                    (83)                (80)
                                                                       ---------------     ---------------

Income from continuing operations before income taxes                            3,900               3,338
Provision for income taxes                                                       1,560               1,335
                                                                       ---------------     ---------------

Income from continuing operations                                                2,340               2,003

Income from discontinued operations, net of income taxes                                               233

                                                                       ---------------     ---------------
Net income                                                             $         2,340     $         2,236
                                                                       ---------------     ---------------
Earnings (loss) per share:

     Continuing operations:
        Basic                                                          $          0.15     $          0.13
                                                                       ---------------     ---------------
        Diluted                                                        $          0.15     $          0.13
                                                                       ---------------     ---------------
     Discontinued operations:
        Basic                                                          $             -     $          0.02
                                                                       ---------------     ---------------
        Diluted                                                        $             -     $          0.02
                                                                       ---------------     ---------------
     Net income:
        Basic                                                          $          0.15     $          0.15
                                                                       ---------------     ---------------
        Diluted                                                        $          0.15     $          0.15
                                                                       ---------------     ---------------

Weighted average shares outstanding - basic                                     15,843              15,387
                                                                       ---------------     ---------------
Weigthed average shares outstanding - diluted                                   15,846              15,486
                                                                       ---------------     ---------------



     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------


                                                                             12 WEEKS ENDED
                                                                    ----------------------------------
                                                                     JANUARY 23,         JANUARY 24,
                                                                         1999                1998
                                                                    ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $         2,340     $        2,236
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                            1,262              1,162
      Amortization of intangible assets                                         560                399
      Provision for losses on doubtful accounts                                 209                242
      Deferred income taxes                                                  (1,428)            (1,246)
      Changes in assets and liabilities:
        Trade accounts receivable                                             8,439              6,049
        Due from licensees                                                     (877)              (343)
        Other assets                                                            681                410
        Accounts payable and accrued expenses                               (10,448)               312
        Income taxes payable                                                  1,257             (1,519)
        Other long-term liabilities                                             (14)               156
                                                                    ---------------

Net cash provided by continuing operations                                    1,981
Net cash used in discontinued operations                                       (408)
                                                                    ---------------     --------------

Net cash provided by operating activities                                     1,573              7,858
                                                                    ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                     (2,817)              (863)
    Payments for intangibles and other investments                             (861)            (3,314)
    Investing activities of discontinued operations                             (18)
    Other, net                                                                   31               (453)
                                                                    ---------------     --------------

Net cash used in investing activities                                        (3,665)            (4,630)
                                                                    ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under line of credit agreements               4,300             (2,300)
    Proceeds from issuance of loans payable                                                      3,050
    Principal payments on loans payable                                      (1,869)            (1,222)
    Issuance of common stock                                                     32
    Repurchase of common stock                                                                    (343)
                                                                    ---------------     --------------

Net cash provided by (used in) financing activities                           2,463               (815)
                                                                    ---------------     --------------

Effect of exchange rate on cash                                                 (11)               (50)
                                                                    ---------------     --------------

Net change in cash and cash equivalents                                         360              2,363
Cash and cash equivalents at beginning of period                              4,651              4,796
                                                                    ---------------     --------------
Cash and cash equivalents at end of period                          $         5,011     $        7,159
                                                                    ---------------     --------------



    See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 week periods ended January 23, 1999 and January 24, 1998 are unaudited. Material intercompany accounts and transactions have been eliminated.

     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary. As a result of this decision, the medical operations are classified as discontinued operations and presented as such in these Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, and in the Condensed Consolidated Statement of Cash Flows for the 12 weeks ended January 23, 1999.

     The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 week period ended January 23, 1999 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the January 24, 1998 financial statements have been reclassified as required with respect to discontinued operations. Share and per share data as of January 24, 1998 have been adjusted for the Company's May 1998 three-for-two common stock split.

2.   DISCONTINUED OPERATIONS

     In November 1998, the Company announced its decision to sell Western Medical. Western Medical provides temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and license offices. The Company is actively marketing Western Medical and is currently involved in discussions with a

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------

     number of parties who have expressed an interest in the medical operations. The Company's goal is to complete the sale of Western Medical by the end of the third quarter of fiscal 1999.

     During the fourth quarter of fiscal 1998, the Company recorded an after-tax charge of $3,480 on the planned disposal of Western Medical. This after-tax charge included $2,500 for the estimated write-down of assets to estimated net realizable value, $240 of estimated costs to be incurred in selling the operation and $740 of estimated operating losses to be incurred during the disposal period. The total after-tax costs and losses incurred during the first quarter of fiscal 1999 were approximately $390 for Western Medical.

     Revenues of the medical operations were $12,481 and $13,907 for the 12 weeks ended January 23, 1999 and January 24, 1998, respectively, and are not included in sales of services and license fees as reported in the Condensed Consolidated Statements of Operations. Summarized balance sheet data for discontinued operations is as follows:


                                                                 JANUARY 23,        OCTOBER 31,
                                                                    1999               1998
                                                               --------------     ---------------
                                                                 (Unaudited)

Current assets (primarily receivables)                         $       22,498     $        21,675
Property, plant and equipment, net                                      1,958               2,085
Intangible assets, net                                                  5,712               5,712
Other assets                                                              237                 285
Current liabilities                                                    (6,118)             (5,930)
Noncurrent liabilities                                                   (108)                (74)
                                                               --------------     ---------------
Net assets of discontinued operations                          $       24,179     $        23,753
                                                               --------------     ---------------



3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


                                                                                  12 WEEKS ENDED
                                                                        ------------------------------------
                                                                           JANUARY 23,         JANUARY 24,
                                                                              1999                1998
                                                                        ---------------     ---------------

Income from continuing operations                                       $         2,340     $         2,003
                                                                        ---------------     ---------------

Denominator for basic earnings per share -
       weighted average shares                                                   15,843              15,387

Effect of dilutive securities:
       Stock options                                                                  3                  99
                                                                        ---------------     ---------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions                           15,846              15,486
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------

Basic earnings per share                                                $          0.15     $          0.13
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------
Diluted earnings per share                                              $          0.15     $          0.13
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------

Antidilutive weighted shares excluded from diluted
       earnings per share                                                           745                  --
                                                                        ---------------     ---------------


     Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive.

4.   OPERATING SEGMENTS


------------------------------------------------------------------------------------------------
                                                        Domestic    International  Consolidated
------------------------------------------------------------------------------------------------

12 WEEKS ENDED JANUARY 23, 1999

Sales of services and license fees                      $ 117,653      $ 19,429     $ 137,082

Operating income from continuing operations             $   4,098      $    283     $   4,381

12 WEEKS ENDED JANUARY 24, 1998

Sales of services and license fees                      $ 110,402      $ 16,846     $ 127,248

Operating income from continuing operations             $   3,187      $    361     $   3,548


5.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Management believes that the ultimate obligations, if any, which may result

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------

     from unfavorable outcomes of such lawsuits will not have a material adverse effect on the business, financial position, results of operations or cash flows of the Company and that such obligations, if any, would be adequately covered by insurance.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein and with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. There are also significant risks and uncertainties relating to the ability of the Company to dispose of its medical operations in a timely and cost effective manner. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

OVERVIEW
The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates through over 370 business services offices in 45 states, the District of Columbia, Guam and five foreign countries.

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

DISCONTINUED OPERATIONS
In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Condensed Consolidated Balance Sheets at January 23, 1999 and October 31, 1998, the operating results of the discontinued operations in the Condensed Consolidated Statements of Operations for fiscal quarters ended January 23, 1999 and January 24, 1998 and the cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows for the fiscal quarter ended January 23, 1999.

During the fourth quarter of fiscal 1998, the Company recorded an after-tax charge of $3.5 million on the planned disposal of Western Medical. This after-tax charge included $2.5 million for the estimated write-down of assets to estimated net realizable value, $240,000 of estimated costs to be incurred in selling the operation and $740,000 of estimated operating losses to be incurred during the disposal period. The total after-tax costs and losses incurred during the first

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

quarter of fiscal 1999 were approximately $390,000 for Western Medical, which is generally in line with Company estimates.

The Company is actively marketing Western Medical and is currently involved in discussions with a number of parties who have expressed an interest in the medical operations. The Company's goal is to complete the sale of Western Medical by the end of the third quarter of fiscal 1999. However, there can be no assurance that the Company will be able to complete the sale of its medical operations by that time. Furthermore, the amount of the estimated loss on disposal of the medical operations is based on a number of assumptions including the estimated net realizable value of the operations, estimated selling expenses, estimated operating losses to be incurred during the disposal period and the length of time estimated to dispose of the operation. There can be no assurance that the Company will be able to dispose of the medical operations on terms and costs similar to those estimated by the Company. Should the actual sale period, terms or costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

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

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED JANUARY 23, 1999 COMPARED TO FISCAL QUARTER ENDED JANUARY 24, 1998

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $9.4 million, or 7.4%, for the fiscal quarter ended January 23, 1999 as compared to fiscal quarter ended January 24, 1998. The increase resulted from a 2.6% increase in billed hours and a 4.7% increase in average billing rates per hour. Billed hours increased primarily due to acquisitions partially offset by decreases in reported sales of services as a result of the conversion of nine franchise agents to the license program. Acquisitions accounted for approximately $11.1 million of the increase in sales of services while the conversion of the franchise agents to the license program resulted in a $5.5 million decrease in reported sales of services. Same store sales increased approximately 1.2% for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Sales of services for fiscal 1999 increased 6.2% and 15.3%, respectively, for domestic business services and international business services as compared to fiscal 1998. Excluding the effect of foreign currency rate fluctuations, sales of services increased 21.1% for international business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors. In recent months the Company has seen a continued slowing in the rate of sales growth from

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

levels experienced earlier in fiscal 1998. This slowing is consistent with industry trends and is likely to continue into fiscal 1999. Furthermore, the Company has scaled back its near-term acquisition plans and, accordingly, sales growth from additional acquisitions will likely be minimal at least through the first three quarters of fiscal 1999 and possibly throughout fiscal 1999.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $427,000, or 177.9%, for the fiscal quarter ended January 23, 1999 as compared to the fiscal quarter ended January 24, 1998 primarily as a result of conversions of franchise agents to the license program.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $7.1 million, or 7.0%, for the fiscal quarter ended January 23, 1999 as compared to January 24, 1998. Gross margin increased from 20.4% in the first quarter of fiscal 1998 to 21.0% in the first quarter of fiscal 1999, primarily due to higher license fees and lower workers' compensation costs and state unemployment insurance costs as a percentage of sales of services and license fees. Gross margin for international business services decreased slightly from 21.4% in the first quarter of fiscal 1998 to 21.3% for the first quarter of fiscal 1999, primarily due to increased sales of lower margin business in Australia. The Company will continue its efforts to improve gross margin where feasible; however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 2.9% of payroll for the first quarter of fiscal 1999 and 3.5% for the first quarter of fiscal 1998. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. During the third quarter of fiscal 1998, the Company evaluated the loss development trends and historical accruals for policy years 1994, 1995 and 1997 as well as the preliminary trends for policy year 1998. As a result of improvements in loss development trends for these years, during the third quarter of fiscal 1998, the Company reduced its current accrual rates related to workers' compensation costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.0% to 3.3% of direct labor for fiscal 1999. These rates will be evaluated throughout fiscal 1999 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

$639,000 or 16.2%, for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.1% during the first quarter of fiscal 1998 period to 2.4% for the first quarter of fiscal 1999. This decrease is primarily the result of franchise agent conversions to the license program as noted above.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $2.6 million, or 13.9%, for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.5% for the first quarter of fiscal 1998 to 15.3% for the first quarter of fiscal 1999. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to a higher proportion of business generated through licensed offices and Company-owned offices as compared to franchise agent offices, and higher amortization costs resulting from increased acquisition activity. As the proportion of franchise sales and gross profit declines relative to total sales (due to conversions from franchise agent offices to licensed offices or Company-owned offices), franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

Selling and administrative expenses are also impacted by the Company's management information systems. In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. This plan calls for a phased migration from the Company's existing systems to the new systems over a 24-month period. Capital expenditures under the plan are expected to be approximately $12.0 million including costs of hardware, software and internal and external costs associated with the implementation of the project.

The initial phase will be to replace the Company's back-office financial reporting systems and will be completed during the second quarter of fiscal 1999. Since the Company's existing back-office financial reporting systems are fully depreciated, the implementation of the new back-office systems will result in increased depreciation expenses starting in the second quarter of fiscal 1999. The second phase will be the implementation and roll-out of a new branch office integrated search and retrieval and remote data capture module. The initial pilot for this front-end system is expected to be completed during the second quarter of fiscal 1999, with roll-out to all domestic business services offices estimated to take approximately 18 to 24 months. The Company has also begun implementation and roll-out of a wide area network (WAN) which will allow enhanced communication and data transmission capabilities among the field and corporate offices. The Company completed a pilot set-up of the WAN during the fourth quarter of fiscal 1998. The actual roll-out of the network to the remaining field offices is planned to be completed over the next 12 months. As the individual branch offices are converted to the new integrated front-office system and network, the Company expects to incur increased training and depreciation costs. Furthermore, as each office is connected to the WAN, the Company will

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

incur increased telecommunication costs. The Company expects to realize productivity gains as a result of the enhanced communication capabilities and features of the front-end system which may offset the incremental costs from the system; however, there can be no assurance that such productivity gains or cost savings will be realized.

The final phase of the new systems will be the implementation of new payroll, billing and activities management systems integrating both branch office systems and back-office financial systems. The Company has reduced the estimated useful life of its existing payroll/billing system to conform to the replacement schedule; however, the incremental additional depreciation as a result of the reduced system life is immaterial to the Company's results of operations. The Company anticipates completion of this project in fiscal 2000 with a phased roll-out to offices over a 12-month period. As this final phase is implemented, the Company expects to incur additional expenses for training and depreciation. In addition, during the roll-out period, the Company will be required to operate the old payroll/billing systems and new integrated systems concurrently, which will result in higher administrative expenses.

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

INTEREST EXPENSE. Interest expense increased $274,000, or 94.5%, for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998, reflecting higher average borrowings outstanding required to support the Company's internal growth and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first quarter of fiscal 1999 was $1.6 million as compared to $1.3 million for the first quarter of fiscal 1998. This increase was due primarily to the increase in income before income taxes of $562,000. The effective income tax rate for both the fiscal 1999 and fiscal 1998 periods was 40.0%. The Company currently estimates that the effective income tax rate for fiscal 1999 will be approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financings and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in recent years, for acquisitions. Temporary personnel are generally paid

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

on a weekly basis while payments from customers are generally received 30 to 60 days after billing for business services. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern. For purposes of the following discussion of cash flows, the cash flows from discontinued operations have been segregated for the first quarter of fiscal 1999. Cash flows are presented on a consolidated basis for the first quarter of fiscal 1998.

Net cash from operating activities was $1.6 million for the fiscal quarter ended January 23, 1999 and $7.9 million for the fiscal quarter ended January 24, 1998. The decrease in cash from operating activities is primarily due to decreases in accounts payable and accrued liabilities for the 1999 period.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $2.8 million for the fiscal quarter ended January 23, 1999 and $863,000 for the fiscal quarter ended January 24, 1998. The increase in capital expenditures during fiscal 1999 is associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $12.0 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company incurred $2.3 million of such capital expenditures during the first quarter of fiscal 1999 and expects to spend a total of approximately $4.8 million during fiscal 1999 and approximately $1.0 million during fiscal 2000.

Cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $861,000 for the fiscal quarter ended January 23, 1999 and $3.3 million for the fiscal quarter ended January 24, 1998. Payments of $763,000 and $30,000 related to acquisitions are due for the remainder of fiscal 1999 and fiscal 2000, respectively, with additional consideration contingent on sales, gross profit or pre-tax income of the acquired businesses in future periods.

The Company increased borrowings by a net $2.4 million during the fiscal quarter ended January 23, 1999 primarily to fund capital expenditures. During the fiscal quarter ended January 24, 1998, the Company reduced borrowings by a net $500,000.

During the first quarter of fiscal 1998, the Company repurchased 30,000 shares of common stock on the open market for aggregate cash consideration of $342,500.

On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is a maximum total debt to

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

capitalization ratio. The Company was in compliance with these covenants as of January 23, 1999.

The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan for working capital needs and general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four quarter basis. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. As of January 23, 1999, the Company had $10.0 million in outstanding letters of credit and had borrowed $19.9 million under the revolving agreement. During the first quarter of 1999, the EBITDA formula related to the revolving agreement was amended, for compliance purposes, to provide for an add-back of the losses incurred by Western Medical for the third and fourth quarters of 1998. At January 23, 1999, the Company was in compliance with its covenants.

The Company is currently marketing its medical operations with a goal to complete the sale of these operations by the end of the third quarter of fiscal 1999. Proceeds from the sale will be used to pay off debt.

On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering 1.5 million shares of its $.01 par value common stock which may be offered in the future in connection with the Company's acquisitions program, of which approximately 1.1 million shares remain available for issuance.

The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of January 23, 1999, options to purchase an aggregate of 768,474 shares of common stock were outstanding under the Company's equity incentive plans.

The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.


YEAR 2000

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The Company is in the process of implementing a comprehensive plan to address the Year 2000 issue, particularly with respect to its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment to its temporary employees and temporary staffing services to its customers. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company's plan includes three phases: (i) a complete inventory and evaluation of all mission critical systems including both information technology (IT) systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance; (ii) modification or replacement of hardware and software affected by the Year 2000 issue; and (iii) testing of the modified systems and formulation of a contingency plan in the event non-compliant systems are not in place prior to January 1, 2000. The Company is using both internal and external resources to assess its systems, develop and implement its plan.

The Company has essentially completed its initial system inventory and evaluation phase. For its domestic operations, the Company has identified one group of non-compliant mission critical back-office systems and is in the process of installing Year 2000 compliant replacement systems. The Company expects that these systems will be implemented during the second quarter of fiscal 1999. The Company has identified one additional mission critical system that is not fully Year 2000 compliant and is in the process of modifying this system to bring it into compliance. The Company estimates that it has completed approximately 50% of the remediation efforts with respect to this system and expects to complete all modifications and testing of this system by the end of April, 1999. The Company expects to bring its domestic operations systems to full Year 2000 compliance by the end of the second quarter of fiscal 1999. For the international operations, the Company will be required to replace or upgrade the payroll/billing systems in two of its international operations and will also be required to upgrade or replace a number of back office support systems. The Company is currently in the process of making these changes. The Company currently plans to have all international operations fully compliant during the fourth quarter of fiscal 1999. Although the Company does not expect that the impact of the Year 2000 issue will be material to the Company's domestic or international operations, there can be no assurance that the Company will not discover additional Year 2000 issues that would have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

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

PART II.  OTHER INFORMATION
------------------------------------------------------------------------------

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


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                   (a)   Exhibits


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

10.8.12       Third Amendment to Credit Agreement dated as of January 22, 1999
27.1          Financial Data Schedule

-----------------

                   (b)   Reports on Form 8-K

                         No reports on Form 8-K were filed in or for the 12 week
              period ended January 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WESTAFF, INC.


    March  9, 1999                 /s/     Paul A. Norberg
  -----------------------          ---------------------------------
          Date                             Paul A. Norberg
                                     Executive Vice President and
                                       Chief Financial Officer