Form 10-Q
period 1999-04-17
WESTAFF INC
filed 1999-06-01
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended APRIL 17, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                  Outstanding at June 1, 1999
   ----------------------------                    ---------------------------
   Common Stock, $.01 par value                         15,848,487 shares

                         WESTAFF, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
               Condensed Consolidated Balance Sheets -
                 April 17, 1999 and October 31, 1998                                     3

               Condensed Consolidated Statements of Operations -
                 12 and 24 weeks ended April 17, 1999 and April 18, 1998                 4

               Condensed Consolidated Statements of Cash Flows -
                 24 weeks ended April 17, 1999 and April 18, 1998                        5

               Notes to Condensed Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   10

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                             22

Item 2.   Changes in Securities                                                         22

Item 3.   Defaults upon Senior Securities                                               22

Item 4.   Submission of Matters to a Vote of Security Holders                           22

Item 5.   Other Information                                                             22

Item 6.   Exhibits and Reports on Form 8-K                                              23

Signatures                                                                              24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                             APRIL 17,      OCTOBER 31,
                                                                               1999            1998
                                                                            ------------    ------------
ASSETS                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                $      4,645    $      4,651
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,158 and $786                                                  79,469          87,552
  Due from licensees                                                              4,313           3,235
  Deferred income taxes                                                           9,685           6,725
  Net assets of discontinued operations                                          19,484          23,753
  Other current assets                                                            6,590           5,705
                                                                           ------------    ------------
      Total current assets                                                      124,186         131,621

Property, plant and equipment, net                                               22,823          21,320
Deferred income taxes                                                             4,733           3,981
Intangible assets, net                                                           38,220          37,678
Other long-term assets                                                            2,253           2,545
                                                                           ------------    ------------
                                                                           $    192,215    $    197,145
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                   $     17,400    $     15,600
   Current portion of loans payable                                               3,500           3,851
   Current portion of note payable to related party                                                 972
   Accounts payable and accrued expenses                                         43,323          52,787
   Income taxes payable                                                           1,726             709
                                                                           ------------    ------------
      Total current liabilities                                                  65,949          73,919

Loans payable                                                                    43,417          44,708
Other long-term liabilities                                                      10,983          11,035
                                                                           ------------    ------------
      Total liabilities                                                         120,349         129,662
                                                                           ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
  Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948
    shares at April 17, 1999 and October 31, 1998                                   159             159
  Additional paid-in-capital                                                     37,382          37,341
  Retained earnings                                                              35,787          32,679
  Cumulative currency translation                                                  (726)           (774)
                                                                           ------------    ------------
                                                                                 72,602          69,405
  Less treasury stock at cost, 52 shares at April 17, 1999 and
    108 shares at October 31, 1998                                                  736           1,922
                                                                           ------------    ------------
    Total stockholders' equity                                                   71,866          67,483
                                                                           ------------    ------------
                                                                           $    192,215    $    197,145
                                                                           ============    ============

     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   12 WEEKS ENDED                   24 WEEKS ENDED
                                                            ----------------------------    ----------------------------
                                                              APRIL 17,      APRIL 18,         APRIL 17,       APRIL 18,
                                                                1999           1998              1999            1998
                                                            ------------   -------------    ------------    ------------
Sales of services                                           $    141,920   $    127,982     $    278,335    $    254,990
License fees                                                         729            356            1,397             596
                                                            ------------   -------------    ------------    ------------
Total sales of services and license fees                         142,649        128,338          279,732         255,586

Costs of services                                                112,485        101,339          220,829         202,618
                                                            ------------   -------------    ------------    ------------
Gross profit                                                      30,164         26,999           58,903          52,968

Franchise agents' share of gross profit                            3,698          3,657            7,000           7,598
Selling and administrative expenses                               19,412         17,463           38,644          34,564
Depreciation and amortization                                      1,867          1,430            3,689           2,809
                                                            ------------   -------------    ------------    ------------

Operating income from continuing operations                        5,187          4,449            9,570           7,997

Interest expense                                                     505            312            1,069             602
Interest income                                                      (95)           (83)            (178)           (163)
                                                            ------------   -------------    ------------    ------------
Income from continuing operations before income taxes              4,777          4,220            8,679           7,558
Provision for income taxes                                         1,911          1,688            3,471           3,023
                                                            ------------   -------------    ------------    ------------
Income from continuing operations                                  2,866          2,532            5,208           4,535
                                                            ------------   -------------    ------------    ------------
Discontinued operations:
Income from discontinued operations, net of income taxes                            168                              401
Estimated loss on disposal, net of income taxes                   (1,315)                         (1,315)
                                                            ------------   -------------    ------------    ------------
Total discontinued operations, net of income taxes                (1,315)           168           (1,315)            401
                                                            ------------   -------------    ------------    ------------
Net income                                                  $      1,551   $      2,700     $      3,893    $      4,936
                                                            ============   =============    ============    ============
Earnings (loss) per share:

     Continuing operations:
        Basic                                               $       0.18   $       0.16     $       0.33    $       0.29
                                                            ============   =============    ============    ============
        Diluted                                             $       0.18   $       0.16     $       0.33    $       0.29
                                                            ============   =============    ============    ============
     Discontinued operations:
        Basic                                               $      (0.08)  $       0.01     $      (0.08)   $       0.03
                                                            ============   =============    ============    ============
        Diluted                                             $      (0.08)  $       0.01     $      (0.08)   $       0.03
                                                            ============   =============    ============    ============
     Net income:
        Basic                                               $       0.10   $       0.17     $       0.25    $       0.32
                                                            ============   =============    ============    ============
        Diluted                                             $       0.10   $       0.17     $       0.25    $       0.32
                                                            ============   =============    ============    ============
Weighted average shares outstanding - basic                       15,902         15,478           15,873          15,433
                                                            ============   =============    ============    ============
Weigthed average shares outstanding - diluted                     15,902         15,703           15,874          15,609
                                                            ============   =============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  24 WEEKS ENDED
                                                           ----------------------------
                                                             APRIL 17,       APRIL 18,
                                                               1999            1998
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $      3,893    $      4,936
  Adjustments to reconcile net income to net cash
   from operating activities:
    Depreciation                                                  2,560           2,368
    Amortization of intangible assets                             1,129             805
    Provision for losses on doubtful accounts                       767             465
    Deferred income taxes                                        (3,707)         (2,379)
    Other non-cash charges                                                          153
    Changes in assets and liabilities:
      Trade accounts receivable                                   7,334           4,168
      Due from licensees                                         (1,079)           (851)
      Other assets                                                 (724)           (861)
      Accounts payable and accrued expenses                      (9,381)         (1,732)
      Income taxes payable                                        1,040          (3,939)
      Other long-term liabilities                                   (50)             50
                                                           ------------

Net cash provided by continuing operations                        1,782
Net cash provided by discontinued operations                      3,610
                                                           ------------    ------------
Net cash provided by operating activities                         5,392           3,183
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                           (4,162)         (1,986)
  Payments for intangibles and other investments                   (994)         (5,562)
  Investing activities of discontinued operations
    Capital expenditures                                            (44)
    Proceeds from sales of assets                                   703
    Non-cash proceeds - note receivable                             (92)
  Other, net                                                        (40)           (385)
                                                           ------------    ------------

Net cash used in investing activities                            (4,629)         (7,933)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under line of credit agreements                  1,800           1,200
  Proceeds from issuance of loans payable                                         2,900
  Principal payments on loans payable                            (2,844)         (1,239)
  Issuance of common stock                                          458           1,247
  Repurchase of common stock                                        (56)           (343)
                                                           ------------    ------------

Net cash (used in) provided by financing activities                (642)          3,765
                                                           ------------    ------------

Effect of exchange rate on cash                                    (127)            (56)
                                                           ------------    ------------

Net change in cash and cash equivalents                              (6)         (1,041)
Cash and cash equivalents at beginning of period                  4,651           4,796
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $      4,645    $      3,755
                                                           ============    ============

     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 17, 1999 and April 18, 1998 are unaudited. Material intercompany accounts and transactions have been eliminated.

     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary. As a result of this decision, the medical operations are classified as discontinued operations and presented as such in these Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, and in the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended April 17, 1999.

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

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 24 week period ended April 17, 1999 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the April 18, 1998 financial statements have been reclassified as required with respect to discontinued operations. Share and per share data as of April 18, 1998 have been adjusted for the Company's May 1998 three-for-two common stock split.

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

     During the first and second quarters of fiscal 1999 the Company completed the sale of certain of its franchise agent and company-owned medical offices for cash and notes receivable in the amount of $795 and also entered into a termination agreement with one of its medical licensees.

     On May 15,1999, the company signed a definitive agreement for the sale of the remaining medical business. The sale is currently scheduled to close in early June and is contingent on approval of financing. Under the terms of the agreement, the Company will retain the accounts receivable and due from licensee balances. As a result of the agreement, the Company re-evaluated its estimated loss on disposal of the discontinued medical business and during the second quarter recorded an additional estimated after-tax loss of $1,315 or $0.08 per share. The loss includes estimated costs for collecting the remaining accounts receivable, additional reserves for trade and Medicare accounts receivable, estimated costs to finalize and settle all open Medicare cost reports and other charges.

     Revenues of the medical operations were $11,475 and $14,227 for the 12 weeks ended April 17, 1999 and April 18, 1998, respectively, and $23,956 and $28,134 for the 24 weeks ended April 17, 1999 and April 18, 1998, respectively. Medical operations' revenues are not included in sales of services and license fees as reported in the Condensed Consolidated Statements of Operations. Summarized balance sheet data for discontinued operations, which includes the accounts receivable and due from licensees to be retained by the Company, is as follows:


                                                                 APRIL 17,           OCTOBER 31,
                                                                   1999                 1998
                                                              ----------------   -----------------
                                                                 (Unaudited)

Current assets (primarily receivables)                        $         19,205   $          21,675
Property, plant and equipment, net                                       1,846               2,085
Intangible assets, net                                                   3,730               5,712
Other assets                                                               297                 285
Current liabilities                                                     (5,382)             (5,930)
Noncurrent liabilities                                                    (212)                (74)
                                                              ----------------   ------------------
Net assets of discontinued operations                         $         19,484   $          23,753
                                                              ----------------   -----------------
                                                              ----------------   -----------------

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                      12 WEEKS ENDED                       24 WEEKS ENDED
                                                              --------------------------------     --------------------------------
                                                                 APRIL 17,         APRIL 18,          APRIL 17,         APRIL 18,
                                                                   1999              1998               1999              1998
                                                              --------------    --------------     --------------    --------------

Income from continuing operations                             $        2,866    $        2,532     $        5,208    $        4,535
                                                              --------------    --------------     --------------    --------------

Denominator for basic earnings per share -
       weighted average shares                                        15,902            15,478             15,873            15,433


Effect of dilutive securities:
       Stock options                                                                       225                  1               176
                                                              --------------    --------------     --------------    --------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions                15,902            15,703             15,874            15,609
                                                              ==============    ==============     ==============    ==============
Basic earnings per share                                      $         0.18    $         0.16     $         0.33    $         0.29
                                                              ==============    ==============     ==============    ==============
Diluted earnings per share                                    $         0.18    $         0.16     $         0.33    $         0.29
                                                              ==============    ==============     ==============    ==============

Antidilutive weighted shares excluded from diluted
     earnings per share
                                                                         758                 2                750                 1
                                                              --------------    --------------     --------------    --------------


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

4.   OPERATING SEGMENTS

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                        Domestic        International       Consolidated
                                                    ---------------    ----------------   ----------------

12 WEEKS ENDED APRIL 17, 1999

Sales of services and license fees                  $       123,325    $         19,324   $        142,649
Operating income from continuing operations         $         4,987    $            200   $          5,187

12 WEEKS ENDED APRIL 18, 1998

Sales of services and license fees                  $       112,130    $         16,208   $        128,338
Operating income from continuing operations         $         4,313    $            136   $          4,449

24 WEEKS ENDED APRIL 17, 1999

Sales of services and license fees                  $       240,978    $         38,754   $        279,732
Operating income from continuing operations         $         9,086    $            484   $          9,570

24 WEEKS ENDED APRIL 18, 1998

Sales of services and license fees                  $       222,532    $         33,054   $        255,586
Operating income from continuing operations         $         7,500    $            497   $          7,997


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

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. There are also risks and uncertainties relating to the ability of the Company to complete the disposal of its medical operations in a timely and cost effective manner. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations, with demand for temporary staffing historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

DISCONTINUED OPERATIONS

In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Condensed Consolidated Balance Sheets at April 17, 1999 and October 31, 1998, the operating results of the discontinued operations in the Condensed Consolidated Statements of Operations for the 12 and 24 weeks ended April 17, 1999 and April 18, 1998 and the cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows for the 24 weeks ended April 17, 1999.

During the first and second quarters of fiscal 1999 the Company completed the sale of certain of its franchise agent and company-owned medical offices and also entered into a termination agreement with one of its medical licensees. On May 15, 1999, the Company signed a definitive agreement for the sale of the remaining medical business. The sale is currently scheduled to

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


close in early June and is contingent on approval of financing. Under the terms of the agreement, the Company will retain the accounts receivable and due from licensee balances. As a result of the agreement, the Company re-evaluated its estimated loss on disposal of the discontinued medical business and during the second quarter recorded an additional estimated after-tax loss of $1.3 million or $0.08 per diluted share. The loss includes estimated costs for collecting the remaining accounts receivable, additional reserves for trade and Medicare accounts receivable, estimated costs to finalize and settle all open Medicare cost reports and other charges. The amount of the estimated loss on disposal of the medical operations is based on a number of assumptions including the timing of the closing of the current agreement, estimated net realizable value of the operations, estimated costs and write-offs required to collect the remaining accounts receivable balances, estimated selling expenses and estimated costs to be incurred in filing and settling all remaining Medicare cost reports. There can be no assurance that the Company will be able to dispose of the medical operations on terms and costs similar to those estimated by the Company. Should the actual disposal period, terms or costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

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

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED APRIL 17, 1999 COMPARED TO FISCAL QUARTER ENDED APRIL 18, 1998

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $13.9 million, or 10.9%, for the fiscal quarter ended April 17, 1999 as compared to the fiscal quarter ended April 18, 1998. The increase resulted from a 7.2% increase in billed hours and a 3.4% increase in average billing rates per hour. Billed hours increased primarily due to acquisitions partially offset by decreases in reported sales of services as a result of the conversion of nine franchise agents to the license program. Acquisitions accounted for approximately $9.4 million of the increase in sales of services while the conversion of the franchise agents to the license program resulted in a $4.6 million decrease in reported sales of services. Same store sales increased approximately 3.7% for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Sales of services for fiscal 1999 increased 9.7% and 19.2%, respectively, for domestic business services and international business services as compared to fiscal 1998. Excluding the effect of foreign currency rate fluctuations, sales of services increased 22.9% for international business services. The increase in average billing rates primarily reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors. The Company continues to experience a relatively slow rate of sales growth

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


as compared with levels experienced during the first half of fiscal 1998. This slowing is consistent with industry trends and is likely to continue throughout fiscal 1999. Furthermore, the Company has scaled back its near-term acquisition plans and, accordingly, sales growth from additional acquisitions will likely be minimal at least through the first three quarters of fiscal 1999 and possibly throughout fiscal 1999.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $373,000, or 104.8%, for the fiscal quarter ended April 17, 1999 as compared to the fiscal quarter ended April 18, 1998 primarily as a result of conversions of franchise agents to the license program.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $11.1 million, or 11.0%, for the fiscal quarter ended April 17, 1999 as compared to the fiscal quarter ended April 18, 1998. Gross margin increased from 21.0% in the second quarter of fiscal 1998 to 21.1% in the second quarter of fiscal 1999, primarily due to higher license fees and lower workers' compensation costs as a percentage of sales of services and license fees. Gross margin for international business services increased slightly from 21.4% in the second quarter of fiscal 1998 to 21.5% for the second quarter of fiscal 1999. The Company will continue its efforts to improve gross margin where feasible; however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 2.9% of payroll for the second quarter of fiscal 1999 and 3.3% for the second quarter of fiscal 1998. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. During the third quarter of fiscal 1998, the Company evaluated the loss development trends and historical accruals for policy years 1994 through 1997 as well as the preliminary trends for policy year 1998. As a result of improvements in loss development trends for these years, during the third quarter of fiscal 1998, the Company reduced its current accrual rates related to workers' compensation costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.0% to 3.3% of direct labor for fiscal 1999. These rates will be evaluated throughout fiscal 1999 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $41,000, or 1.1%, for the second quarter of fiscal 1999 as compared to the second quarter of

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


fiscal 1998. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 2.8% during the second quarter of fiscal 1998 to 2.6% for the second quarter of fiscal 1999. This decrease is primarily the result of franchise agent conversions to the license program as noted above.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $2.4 million, or 12.6%, for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.7% for the second quarter of fiscal 1998 to 14.9% for the second quarter of fiscal 1999. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to a higher proportion of business generated through licensed offices and Company-owned offices as compared to franchise agent offices and higher amortization costs resulting from increased acquisition activity during fiscal 1998. As the proportion of franchise sales and gross profit declines relative to total sales (due to conversions from franchise agent offices to licensed offices or Company-owned offices), franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

Selling and administrative expenses are also impacted by the Company's management information systems. In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. This plan calls for a phased migration from the Company's existing systems to the new systems over a 24-month period. Capital expenditures under the plan are expected to be approximately $12.5 million including costs of hardware, software and internal and external costs associated with the implementation of the project.

The initial phase to replace the Company's back-office financial reporting systems was completed during the second quarter of fiscal 1999 resulting in increased depreciation expenses starting in the second quarter of fiscal
1999. The second phase will be the implementation and rollout of a new branch office integrated search and retrieval and remote data capture module. The initial pilot for this front-end system is expected to be completed during the third quarter of fiscal 1999, with rollout to all domestic business services offices estimated to take approximately 18 to 24 months. The Company has also begun implementation and rollout of a wide area network (WAN) which will allow enhanced communication and data transmission capabilities among the field and corporate offices. The Company completed a pilot set-up of the WAN during the fourth quarter of fiscal 1998. The actual rollout of the network to the field offices is in process and the Company expects to complete the rollout over the next 12 months. As the individual branch offices are converted to the new integrated front-office system and network, the Company will incur increased training and depreciation costs.
Furthermore, as each office is connected to the WAN, the Company will incur increased telecommunication costs. The Company expects to realize productivity gains as a result of the enhanced communication capabilities and features of the front-end systems, which may offset the incremental costs from

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


the system; however, there can be no assurance that such productivity gains or cost savings will be realized.

The final phase of the new systems will be the implementation of new payroll, billing and activities management systems integrating both branch office systems and back-office financial systems. The Company has reduced the estimated useful life of its existing payroll/billing system to conform to the replacement schedule; however, the incremental additional depreciation as a result of the reduced system life is immaterial to the Company's results of operations. The Company anticipates completion of the billing and activities management systems during the fourth quarter of fiscal 1999 and expects to complete the new payroll system in fiscal 2000 with a phased rollout to offices over a 12-month period. As this final phase is implemented, the Company expects to incur additional expenses for training and depreciation. In addition, during the rollout period, the Company will be required to operate the old payroll system and new integrated system concurrently, which will result in higher administrative expenses.

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

INTEREST EXPENSE. Interest expense increased $193,000, or 61.9%, for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, reflecting higher average borrowings outstanding required to support the Company's internal growth and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for the second quarter of fiscal 1999 was $1.9 million as compared to $1.7 million for the second quarter of fiscal 1998. This increase was due primarily to the increase in income before income taxes of $557,000. The effective income tax rate for both the fiscal 1999 and fiscal 1998 periods was 40.0%. The Company currently estimates that the effective income tax rate for fiscal 1999 will be approximately 40.0%.

24 WEEK PERIOD ENDED APRIL 17, 1999 COMPARED TO 24 WEEK PERIOD ENDED APRIL 18, 1998

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $23.3 million, or 9.2%, for the 24 weeks ended April 17, 1999 as compared to the same period in fiscal 1998. The increase resulted from a 4.9% increase in billed hours and a 4.1% increase in average billing rates per hour. Billed hours increased primarily due to acquisitions partially offset by decreases in reported sales of services as a result of the conversion of nine franchise agents to the license program.

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Acquisitions accounted for approximately $20.4 million of the increase in sales of services while the conversion of the franchise agents to the license program resulted in a $10.0 million decrease in reported sales of services. Same store sales increased approximately 1.0% for the 24 weeks ended April 17, 1999 as compared to the same period in fiscal 1998. Sales of services for the 24 weeks ended April 17, 1999 increased 8.0% and 17.2%, respectively, for domestic business services and international business services as compared to the same period in fiscal 1998. Excluding the effect of foreign currency rate fluctuations, sales of services increased 22.0% for international business services. The increase in average billing rates reflects the ongoing effects of the Company's gross profit improvement program, changes in the Company's overall business mix and inflationary factors.

License fees increased $801,000 or 134.4%, for the 24 week period ended April 17, 1999 as compared to the same period in fiscal 1998 primarily as a result of conversions of franchise agents to the license program.

COSTS OF SERVICES. Costs of services increased $18.2 million, or 9.0%, for the 24 week period ended April 17, 1999 as compared to the same period in fiscal 1998. Gross margin increased from 20.7% in the fiscal 1998 period to 21.1% for the same period in fiscal 1999, primarily due to higher license fees and lower workers' compensation costs as a percentage of sales of services and license fees. Gross margin for international business services was 21.4% for each of the fiscal 1998 and fiscal 1999 periods. Workers' compensation costs were 2.9% of payroll for the 24 week period ended April 17, 1999 and 3.4% for the 24 week period ended April 18, 1998.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit decreased $598,000 or 7.9%, for the 24 weeks ended April 17, 1999 as compared to the 24 weeks ended April 18, 1998. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 3.0% during the fiscal 1998 period to 2.5% for the fiscal 1999 period. This decrease is primarily the result of franchise agent conversions to the license program as noted above.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $5.0 million, or 13.3%, for the 24 weeks ended April 17, 1999 as compared to the 24 weeks ended April 18, 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.6% for the fiscal 1998 period to 15.1% for the fiscal 1999 period. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to the same factors as noted above for the second quarter of fiscal 1999.

INTEREST EXPENSE. Interest expense increased $467,000, or 77.6%, for the 24 weeks ended April 17, 1999 as compared to the 24 weeks ended April 18, 1998, reflecting higher average borrowings outstanding required to support the Company's internal growth and acquisitions.

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES. The provision for income taxes for the 24 weeks ended April 17, 1999 was $3.5 million as compared to $3.0 million for the same period in fiscal 1998. This increase was due primarily to the increase in income before income taxes of $1.1 million. The effective income tax rate for both the fiscal 1999 and fiscal 1998 periods was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financings and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in recent years, for acquisitions. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing for business services. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern. For purposes of the following discussion of cash flows, the cash flows from discontinued operations have been segregated for the fiscal 1999 period. Cash flows are presented on a consolidated basis for the fiscal 1998 period.

Net cash from operating activities was $5.4 million for the 24 weeks ended April 17, 1999 and $3.2 million for the 24 weeks ended April 18, 1998. The increase in cash from operating activities is primarily due to a reduction in the net assets of the discontinued operations, primarily resulting from collections of receivables.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $4.2 million for the 24 weeks ended April 17, 1999 and $2.0 million for the 24 weeks ended April 18, 1998. The increase in capital expenditures during fiscal 1999 is associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $12.5 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company incurred a total of $3.1 million of such capital expenditures during the first two quarters of fiscal 1999 and expects to spend a total of approximately $4.5 million during fiscal 1999 and approximately $1.6 million during fiscal 2000.

Cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $1.0 million for the 24 weeks ended April 17, 1999 and $5.6 million for the 24 weeks ended April 18, 1998. Payments of $480,000 and $30,000 related to acquisitions are due for the remainder of fiscal 1999 and fiscal 2000, respectively, with additional consideration contingent on sales, gross profit or pre-tax income of the acquired businesses in future periods. Cash flows from investing activities of discontinued operations includes a net inflow of $567,000 primarily relating to proceeds received from the sale of one of the Company's medical affiliates.

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company decreased borrowings by a net $1.0 million during the 24 weeks ended April 17, 1999. During the 24 week period ended April 18, 1998, the Company increased borrowings by a net $2.9 million, primarily to fund acquisitions.

During the 24 week periods ended April 17, 1999 and April 18, 1998, the Company repurchased 11,000 and 30,000 shares, respectively, of common stock on the open market for aggregate cash consideration of $56,000 and $342,500, respectively. During the 24 weeks ended April 17, 1999, 67,681 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $458,000.

On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is a maximum total debt to capitalization ratio. The Company was in compliance with these covenants as of April 17, 1999.

The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan for working capital needs and general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four-quarter basis. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. As of April 17, 1999, the Company had $8.6 million in outstanding letters of credit and had borrowed $17.4 million under the revolving agreement. During the first quarter of 1999, the EBITDA formula related to the revolving agreement was amended, for compliance purposes, to provide for an add-back of the losses incurred by Western Medical for the third and fourth quarters of 1998. At April 17, 1999, the Company was in compliance with its covenants.

On May 15, 1999, the Company signed a definitive agreement for the sale of the remaining medical business. The sale is currently scheduled to close in early June and is contingent on approval of financing. Under the terms of the agreement, the Company will retain the medical accounts receivable and due from licensee balances. Proceeds from the sale as well as cash received on collection of the medical receivables will generally be used to pay off debt.

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

The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of April 17, 1999, options to purchase an aggregate of 763,380 shares of common stock were outstanding under the Company's equity incentive plans.

The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

YEAR 2000

The Company is in the process of implementing a comprehensive plan to address the Year 2000 issue, particularly with respect to its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment to its temporary employees and temporary staffing services to its customers. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company's plan includes three phases: (i) a complete inventory and evaluation of all mission critical systems including both information technology (IT) systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance; (ii) modification or replacement of hardware and software affected by the Year 2000 issue; and (iii) testing of the modified systems and formulation of a contingency plan in the event non-compliant systems are not in place prior to January 1, 2000. The Company is using both internal and external resources to assess its systems and implement its plan.

The Company has completed its initial system inventory and evaluation phase. For its domestic operations, the Company identified one group of non-compliant mission critical back-office systems and completed the installation of Year 2000 compliant replacement systems during the second quarter of fiscal 1999. The Company identified one additional mission critical system (the Billing and A/R system) that was not fully Year 2000 compliant and initiated steps to modify this system to bring it into compliance. However, during the second quarter of fiscal 1999, the Company decided to replace the Billing and A/R system with a new, Year 2000 compliant system rather than to further remediate the existing system. The Company's plan had originally called for replacing the old Billing and A/R system during fiscal 2000; however, as a result of the successful and timely implementation of the Company's other back-office systems and the enhanced features that the new Billing and A/R system will provide, the Company decided to shorten the timetable for implementing the new system. The Company currently

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

estimates that it will complete the installation of the new Billing and A/R system by September 30, 1999. The Company expects to bring its domestic operations systems to full Year 2000 compliance by September 30, 1999. For the international operations, the Company will be required to replace or upgrade the payroll/billing systems in two of its international operations and will also be required to upgrade or replace a number of back office support systems. The Company is currently in the process of making these changes. The Company plans to have all international operations fully compliant during the fourth quarter of fiscal 1999. Although the Company does not expect that the impact of the Year 2000 issue will be material to the Company's domestic or international operations, there can be no assurance that the Company will not discover additional Year 2000 issues that would have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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

Estimated costs associated with the replacement of the domestic back-office systems are included in the cost estimates as discussed above relating to the Company's next generation management information systems. To date, the remaining costs incurred by the Company with respect to domestic operations Year 2000 compliance have not been material and are not expected to be material for fiscal 1999. For international operations, costs incurred to date are not material. Total estimated costs to be incurred for international operations, including costs associated with upgrading and replacing hardware and software, are currently estimated to be $650,000. The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to cover the costs of Year 2000 compliance efforts.

The Company has also surveyed the majority of its third-party suppliers and vendors, including key financial institutions, as well as major customers and landlords, for Year 2000 compliance. The Company expects to complete this survey in the third quarter of fiscal 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the Company's business, results of operations, cash flows or financial condition, and there can be no assurance that the impact, if any, will not be material.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           (a) At the Annual Meeting of Stockholders on March
                               30, 1999 (the 1999 Annual Meeting) W. Robert
                               Stover was elected as a Class III director to serve a three-year term and until his successor is elected. The voting was as follows:

                                                                        Votes
                                                                 ---------------------
                                                                 For            Withheld
                                                               ------         -----------
                                    W. Robert Stover        14,951,708            42,489

                               The terms of Jack D. Samuelson and Gilbert L. Sheffield as Class I Directors will continue until the Company's 2000 annual meeting, and the terms of Michael K. Phippen and Paul A. Norberg as Class II Directors will continue until the Company's 2001 annual meeting.

                           (b) At the 1999 Annual Meeting, the proposal to
                               ratify the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year 1999 ending October 30, 1999 was voted upon and passed as follows:

                                    Affirmative Votes             14,984,074
                                    Negative Votes                     8,832
                                    Abstentions                        1,291
                                    Broker Non-votes                       0

Item 5.           OTHER INFORMATION

                           Not applicable.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits




                                  EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------
27.1              Financial Data Schedule

-----------------

                           (b)      Reports on Form 8-K

                                    Current Report on Form 8-K dated May 27,
                  1999 filed with the Securities and Exchange Commission on May 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WESTAFF, INC.

June 1, 1999                       /s/ Paul A. Norberg
-------------------------         -----------------------------
          Date                            Paul A. Norberg
                                  Executive Vice President and
                                     Chief Financial Officer