Form 10-Q
period 1999-07-10
WESTAFF INC
filed 1999-08-24
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended JULY 10, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          CLASS                                OUTSTANDING AT AUGUST 24, 1999
      -------------                            ------------------------------
Common Stock, $.01 par value                         15,870,327 shares

                         WESTAFF, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      July 10, 1999 and October 31, 1998                                                       3

                  Condensed Consolidated Statements of Operations -
                      12 and 36 weeks ended July 10, 1999 and July 11, 1998                                    4

                  Condensed Consolidated Statements of Cash Flows -
                      36 weeks ended July 10, 1999 and July 11, 1998                                           5

                  Notes to Condensed Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   10

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               22

Item 2.       Changes in Securities                                                                           22

Item 3.       Defaults upon Senior Securities                                                                 22

Item 4.       Submission of Matters to a Vote of Security Holders                                             22

Item 5.       Other Information                                                                               22

Item 6.       Exhibits and Reports on Form 8-K                                                                22

Signatures                                                                                                    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                               JULY 10,            OCTOBER 31,
                                                                                                 1999                 1998
                                                                                         -------------------   ------------------
ASSETS                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                           $            4,198    $           4,651
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,069 and $786                                                                  82,727               87,552
     Due from licensees                                                                               4,338                3,235
     Deferred income taxes                                                                           12,528                6,725
     Net assets of discontinued operations                                                           14,735               23,753
     Other current assets                                                                             4,694                5,705
                                                                                         -------------------   ------------------
        Total current assets                                                                        123,220              131,621

Property, plant and equipment, net                                                                   22,827               21,320
Deferred income taxes                                                                                 5,075                3,981
Intangible assets, net                                                                               37,774               37,678
Other long-term assets                                                                                2,616                2,545
                                                                                         -------------------   ------------------
                                                                                         $          191,512    $         197,145
                                                                                         -------------------   ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                               $           19,800    $          15,600
     Current portion of loans payable                                                                 3,100                3,851
     Current portion of note payable to related party                                                                        972
     Accounts payable and accrued expenses                                                           40,731               52,787
     Income taxes payable                                                                             2,432                  709
                                                                                         -------------------   ------------------
        Total current liabilities                                                                    66,063               73,919

Loans payable                                                                                        42,642               44,708
Other long-term liabilities                                                                          10,935               11,035
                                                                                         -------------------   ------------------
        Total liabilities                                                                           119,640              129,662
                                                                                         -------------------   ------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
     Common stock, $.01 par value; authorized: 25,000 shares; issued:  15,948
        shares at July 10, 1999 and October 31, 1998                                                    159                  159
     Additional paid-in-capital                                                                      37,382               37,341
     Retained earnings                                                                               36,480               32,679
     Cumulative currency translation                                                                   (794)                (774)
                                                                                         -------------------   ------------------
                                                                                                     73,227               69,405
     Less treasury stock at cost, 141 shares at July 10, 1999 and
        108 shares at October 31, 1998                                                                1,355                1,922
                                                                                         -------------------   ------------------
        Total stockholders' equity                                                                   71,872               67,483
                                                                                         -------------------   ------------------
                                                                                         $          191,512    $         197,145
                                                                                         -------------------   ------------------

      See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    12 WEEKS ENDED                    36 WEEKS ENDED
                                                            ------------------------------   ------------------------------

                                                                JULY 10,        JULY 11,          JULY 10,         JULY 11,
                                                                 1999             1998              1999             1998
                                                            --------------  --------------   ---------------  --------------
Sales of services                                           $     149,254   $     133,651    $      427,588   $     388,642
License fees                                                          790             558             2,187           1,153
                                                            --------------  --------------   ---------------  --------------

Total sales of services and license fees                          150,044         134,209           429,775         389,795

Costs of services                                                 117,853         105,569           338,683         308,187
                                                            --------------  --------------   ---------------  --------------

Gross profit                                                       32,191          28,640            91,092          81,608

Franchise agents' share of gross profit                             4,045           3,657            11,045          11,255
Selling and administrative expenses                                20,123          17,861            58,767          52,425
Depreciation and amortization                                       1,849           1,607             5,539           4,416
                                                            --------------  --------------   ---------------  --------------

Operating income from continuing operations                         6,174           5,515            15,741          13,512

Interest expense                                                      502             289             1,570             892
Interest income                                                       (64)            (98)             (242)           (261)
                                                            --------------  --------------   ---------------  --------------

Income from continuing operations before income taxes               5,736           5,324            14,413          12,881
Provision for income taxes                                          2,222           2,130             5,693           5,152
                                                            --------------  --------------   ---------------  --------------

Income from continuing operations                                   3,514           3,194             8,720           7,729
                                                            --------------  --------------   ---------------  --------------

Discontinued operations:
Loss from discontinued operations, net of income taxes                               (606)                             (205)
Estimated loss on disposal, net of income taxes                    (2,820)                           (4,135)
                                                            --------------  --------------   ---------------  --------------
Total discontinued operations, net of income taxes                 (2,820)           (606)           (4,135)           (205)
                                                            --------------  --------------   ---------------  --------------

Net income                                                  $         694   $       2,588    $        4,585   $       7,524
                                                            --------------  --------------   ---------------  --------------
Earnings (loss) per share:

     Continuing operations:
        Basic                                               $        0.22   $        0.21    $         0.55   $        0.50
                                                            --------------  --------------   ---------------  --------------
        Diluted                                             $        0.22   $        0.20    $         0.55   $        0.49
                                                            --------------  --------------   ---------------  --------------
     Discontinued operations:
        Basic                                               $       (0.18)  $       (0.04)   $        (0.26)  $       (0.01)
                                                            --------------  --------------   ---------------  --------------
        Diluted                                             $       (0.18)  $       (0.04)   $        (0.26)  $       (0.01)
                                                            --------------  --------------   ---------------  --------------
     Net income:
        Basic                                               $        0.04   $        0.17    $         0.29   $        0.49
                                                            --------------  --------------   ---------------  --------------
        Diluted                                             $        0.04   $        0.16    $         0.29   $        0.48
                                                            --------------  --------------   ---------------  --------------

Weighted average shares outstanding - basic                        15,843          15,498            15,863         15,454
                                                            --------------  --------------   ---------------  --------------
Weighted average shares outstanding - diluted                      15,844          15,793            15,864         15,688
                                                            --------------  --------------   ---------------  --------------

      See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)


                                                                              36 WEEKS ENDED
                                                                   ------------------------------------
                                                                       JULY 10,            JULY 11,
                                                                         1999                1998
                                                                   -----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $          4,585    $         7,524
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                            3,832              3,700
      Amortization of intangible assets                                       1,707              1,310
      Provision for losses on doubtful accounts                               1,446                564
      Deferred income taxes                                                  (6,887)            (3,417)
      Other non-cash charges                                                                       153
      Changes in assets and liabilities:
        Trade accounts receivable                                             3,226             (2,934)
        Due from licensees                                                   (1,104)            (1,320)
        Other assets                                                            755               (649)
        Accounts payable and accrued expenses                               (11,792)             1,291
        Income taxes payable                                                  1,785             (1,198)
        Other long-term liabilities                                             (98)                18
                                                                   -----------------

Net cash used in continuing operations                                       (2,545)
Net cash provided by discontinued operations                                  8,363
                                                                   -----------------   ----------------

Net cash provided by operating activities                                     5,818              5,042
                                                                   -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                     (5,588)            (5,917)
    Payments for intangibles and other investments                           (1,094)            (8,251)
    Investing activities of discontinued operations
      Capital expenditures                                                      (48)
      Proceeds from sales of assets                                             634
    Other, net                                                                   75               (372)
                                                                   -----------------   ----------------

Net cash used in investing activities                                        (6,021)           (14,540)
                                                                   -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) under line of credit agreements               4,200            (16,700)
    Proceeds from issuance of loans payable                                                     50,900
    Principal payments on loans payable                                      (3,044)           (19,791)
    Repayment of note to related party                                         (972)              (973)
    Issuance of common stock                                                    458              1,455
    Repurchase of common stock                                                 (675)            (2,794)
                                                                   -----------------   ----------------

Net cash (used in) provided by financing activities                             (33)            12,097
                                                                   -----------------   ----------------

Effect of exchange rate on cash                                                (217)               (74)
                                                                   -----------------   ----------------

Net change in cash and cash equivalents                                        (453)             2,525
Cash and cash equivalents at beginning of period                              4,651              4,796
                                                                   -----------------   ----------------
Cash and cash equivalents at end of period                         $          4,198    $         7,321
                                                                   -----------------   ----------------


   See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 10, 1999 and July 11, 1998 are unaudited. Material intercompany accounts and transactions have been eliminated.

     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary. As a result of this decision, the medical operations are classified as discontinued operations and presented as such in these Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations, and in the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended July 10, 1999.

     In connection with the preparation of the Company's audited financial statements for its fiscal year ended October 31, 1998 and subsequent to the filing with the Securities and Exchange Commission (the Commission) of its Quarterly Report on Form 10-Q for the third quarter ended July 11, 1998, the Company became aware of certain procedural and clerical errors that occurred during the third quarter of fiscal 1998 in connection with the calculation of interim estimated 1998 Medicare revenues for its medical operations. The errors resulted in an overstatement of Medicare revenues for the third quarter of fiscal 1998 of $941, a resulting overstatement of income taxes of $376, an overstatement of net income of $565 and an overstatement of basic and diluted earnings per share of $0.03 and $0.04, respectively. Restated interim financial statements for the fiscal quarter ended July 11, 1998 were filed with the Commission on January 29, 1999. The net effect of these errors are included in "Income from discontinued operations, net of income taxes" and in basic and diluted loss per share from discontinued operations in the Condensed Consolidated Statements of Operations for the 12 and 36 weeks ended July 11, 1998.

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

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

     weeks. The results of operations for the 12 and 36 week periods ended July 10, 1999 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

2.   DISCONTINUED OPERATIONS

     In November 1998, the Company announced its decision to sell Western Medical and it has been sold, as more fully described below. Western Medical provided temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and license offices. During the fourth quarter of fiscal 1998, the Company recorded an after-tax charge of $3,480 on the planned disposal of Western Medical. This after-tax charge included $2,500 for the estimated write-down of assets to estimated net realizable value, $240 of estimated costs to be incurred in selling the operation and $740 of estimated operating losses to be incurred during the disposal period.

     During the first and second quarters of fiscal 1999 the Company completed the sale of certain of its franchise agent and company-owned medical offices and also entered into a termination agreement with one of its medical licensees.

     On May 15, 1999, the company signed a definitive agreement for the sale of the remaining medical business. As a result of the agreement, the Company re-evaluated its estimated loss on disposal of the discontinued medical business and during the second quarter of fiscal 1999 recorded an additional estimated after-tax loss of $1,315 or $0.08 per share; however, the sale did not close as scheduled. Subsequently, the Company entered into a separate agreement with another entity to purchase the remaining medical business. This sale closed on August 9, 1999. Under the terms of the new agreement, the Company will retain the trade and Medicare accounts receivable and due from licensee balances. During the third quarter, the Company recorded an additional estimated after-tax loss related to the medical operations of $2,820 or $0.18 per diluted share. The increased loss primarily reflects additional operating losses resulting from the extended period required to close the sale, a reduction in the estimated proceeds from the sale and additional reserves for trade and Medicare accounts receivable and due from licensee balances.

     Revenues of the medical operations were $10,017 and $14,816 for the 12 weeks ended July 10, 1999 and July 11, 1998, respectively, and $33,972 and $42,950 for the 36 weeks ended July 10, 1999 and July 11, 1998, respectively. Medical operations' revenues are not included in sales of services and license fees as reported in the Condensed Consolidated Statements of Operations. Summarized balance sheet data for discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances to be retained by the Company, is as follows:

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                  JULY 10,          OCTOBER 31,
                                                                    1999               1998
                                                              ----------------   -----------------
                                                                 (Unaudited)
Current assets (primarily receivables)                        $        17,111    $         21,675
Property, plant and equipment, net                                      1,725               2,085
Intangible assets, net                                                  3,730               5,712
Other assets                                                              291                 285
Current liabilities                                                    (8,042)             (5,930)
Noncurrent liabilities                                                    (80)                (74)
                                                              ----------------   -----------------
Net assets of discontinued operations                         $        14,735    $         23,753
                                                              ----------------   -----------------

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  12 WEEKS ENDED                       36 WEEKS ENDED
                                                          --------------------------------     --------------------------------
                                                              JULY 10,          JULY 11,           JULY 10.          JULY 11,
                                                               1999              1998               1999              1998
                                                          --------------    --------------     --------------    --------------
Income from continuing operations                         $       3,514     $       3,194      $       8,720     $       7,729
                                                          --------------    --------------     --------------    --------------

Denominator for basic earnings per share -
       weighted average shares                                   15,843            15,498             15,863            15,454

Effect of dilutive securities:
       Stock options                                                  1               295                  1               234
                                                          --------------    --------------     --------------    --------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions           15,844            15,793             15,864            15,688
                                                          ==============    ==============     ==============    ==============
Basic earnings per share                                  $        0.22     $        0.21      $        0.55     $        0.50
                                                          ==============    ==============     ==============    ==============
Diluted earnings per share                                $        0.22     $        0.20      $        0.55     $        0.49
                                                          ==============    ==============     ==============    ==============

Anti-dilutive weighted shares excluded from diluted
       earnings per share                                           740                 -                747                 3
                                                          --------------    --------------     --------------    --------------

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

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

4.   COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                       12 WEEKS ENDED             36 WEEKS ENDED
                                    ---------------------      ----------------------
                                    JULY 10,     JULY 11,      JULY 10,      JULY 11,
                                      1999         1998          1999          1998
                                    --------     --------      --------      --------
Net income                          $    694     $ 2,588       $  4,585      $ 7,524
Cumulative currency translation          (68)       (447)           (20)        (932)
                                    --------     -------       --------      -------
Comprehensive income                $    626     $ 2,141       $  4,565      $ 6,592
                                    --------     -------       --------      -------

5.  OPERATING SEGMENTS

                                                          Domestic         International      Consolidated
                                                      ---------------    ----------------   ----------------
12 WEEKS ENDED JULY 10, 1999

Sales of services and license fees                       $ 128,553            $ 21,491          $ 150,044
Operating income from continuing operations              $   5,761            $    413          $   6,174

12 WEEKS ENDED JULY 11, 1998

Sales of services and license fees                       $ 116,173            $ 18,036          $ 134,209
Operating income from continuing operations              $   5,112            $    403          $   5,515

36 WEEKS ENDED JULY 10, 1999

Sales of services and license fees                       $ 369,531            $ 60,244          $ 429,775
Operating income from continuing operations              $  14,846            $    895          $  15,741

36 WEEKS ENDED JULY 11, 1998

Sales of services and license fees                       $ 338,705            $ 51,090          $ 389,795
Operating income from continuing operations              $  12,612            $    900          $  13,512


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

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates through over 370 business services offices in 45 states, the District of Columbia and five foreign countries.

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

DISCONTINUED OPERATIONS

In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Condensed Consolidated Balance Sheets at July 10, 1999 and October 31, 1998, the operating results of the discontinued operations in the Condensed Consolidated Statements of Operations for the 12 and 36 weeks ended July 10, 1999 and July 11, 1998 and the cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows for the 36 weeks ended July 10, 1999.

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

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

agreement for the sale of the remaining medical business. The sale did not close as scheduled. Subsequently, the Company entered into a separate agreement with another entity to purchase the remaining medical business. This sale closed on August 9, 1999. Under the terms of the new agreement, the Company will retain the trade and Medicare accounts receivable and due from licensee balances. During the third quarter, the Company recorded an additional estimated after-tax loss related to the medical operations of $2.8 million or $0.18 per diluted share. The increased loss primarily reflects additional operating losses resulting from the extended period required to close the sale, a reduction in the estimated proceeds from the sale and additional reserves for trade and Medicare accounts receivable and due from licensee balances. The amount of the estimated loss on disposal of the medical operations is based on a number of assumptions including the estimated costs and write-offs required to collect the remaining accounts receivable balances, estimated costs to complete the transition of the business to the buyer, estimated selling expenses and estimated costs to be incurred in filing and settling all remaining Medicare cost reports. There can be no assurance that the Company will be able to complete the disposal of the medical business and collection of the remaining trade and Medicare accounts receivable and due from licensee balances on terms and costs similar to those estimated by the Company. Should the actual costs or collections differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED JULY 10, 1999 COMPARED TO FISCAL QUARTER
ENDED JULY 11, 1998

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $15.6 million, or 11.7%, for the fiscal quarter ended July 10, 1999 as compared to the fiscal quarter ended July 11, 1998. The increase resulted from an 8.4% increase in billed hours and a 3.0% increase in average billing rates per hour. Billed hours increased primarily due to acquisitions and internal growth. Acquisitions accounted for approximately $7.0 million of the increase in sales of services. Same store sales increased approximately 4.1% for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Same store system revenues, which take into account sales increases for licensed offices, increased 5.0% for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Sales of services for the third quarter of fiscal 1999 increased 10.5% and 19.2%, respectively, for domestic business services and international business services as compared to third quarter of fiscal 1998. Excluding the effect of foreign currency rate fluctuations, sales of services increased 16.0% for international business services. The increase in average billing rates primarily reflects changes in the Company's overall business mix and inflationary factors. The Company continues to experience a relatively slow rate of internal sales growth as compared with levels experienced earlier in fiscal 1998. This slowing is consistent with industry trends and the Company expects sales growth to continue at current internal growth rates through the remainder of fiscal 1999. Furthermore, the Company has scaled back its near-term acquisition plans and, accordingly, sales growth from acquisitions will be minimal throughout the remainder of fiscal 1999.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $232,000, or 41.6%, for the fiscal quarter ended July 10, 1999 as compared to the fiscal quarter ended July 11, 1998 primarily as a result of increased sales and gross profits for licensed offices.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $12.3 million, or 11.6%, for the fiscal quarter ended July 10, 1999 as compared to the fiscal quarter ended July 11, 1998. Gross margin increased from 21.3% in the third quarter of fiscal 1998 to 21.5% in the third quarter of fiscal 1999, primarily due to higher license fees (which have no related costs of services), lower workers' compensation costs and lower general liability costs as a percentage of sales of services and license fees. Gross margin for international business services decreased from 21.8% in the third quarter of fiscal 1998 to 20.6% for the third quarter of fiscal 1999 primarily due to start-up costs associated with a large service contract in Australia that began during the third quarter of fiscal 1999. The Company will continue its efforts to improve gross margin where feasible; however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 2.9% of payroll for the third quarter of fiscal 1999 and 3.0% for the third quarter of fiscal 1998. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 2.9% to 3.1% of direct labor for fiscal 1999. These rates will be evaluated throughout the remainder of fiscal 1999 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $388,000, or 10.6%, for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.7% during each of the third quarters of fiscal 1998 and 1999.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND
AMORTIZATION). Selling and administrative expenses increased $2.5 million, or 12.9%, for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.5% for the third quarter of fiscal 1998 to 14.6% for the third quarter of fiscal 1999. The increase in selling and administrative

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

expenses as a percentage of sales of services and license fees was primarily due to a higher proportion of business generated through licensed offices and Company-owned offices as compared to franchise agent offices, higher amortization costs resulting from increased acquisition activity during late fiscal 1998, higher bad debt write-offs during the fiscal 1999 period and increased medical plan costs.

Selling and administrative expenses are also impacted by the Company's management information systems. In the third quarter of fiscal 1998, the Company finalized its long-term strategic plan for its next generation management information and support systems. This plan calls for a phased migration from the Company's existing systems to the new systems over a 24-month period. Total capital expenditures under the plan are expected to be approximately $12.6 million including costs of hardware, software and internal and external costs associated with the implementation of the project.

The initial phase to replace the Company's back-office financial reporting systems was completed during the second quarter of fiscal 1999 resulting in increased depreciation expenses starting in the second quarter of fiscal 1999. The second phase will be the implementation and rollout of a new branch office integrated search and retrieval and remote data capture module. The initial pilot for the search and retrieval module was completed during the third quarter of fiscal 1999 and rollout to all domestic business services offices will begin in the fourth quarter of fiscal 1999. The integrated remote data capture module is currently in test. The Company estimates that it will complete the rollout of the front-office system within 12 to 18 months. The Company has also begun implementation and rollout of a wide area network (WAN) which will allow enhanced communication and data transmission capabilities among the field and corporate offices. The Company completed a pilot set-up of the WAN during the fourth quarter of fiscal 1998. The actual rollout of the network to the field offices is in process and the Company expects to complete the rollout over the next nine months. As the individual branch offices are converted to the new integrated front-office system and network, the Company will incur increased training and depreciation costs. Furthermore, as each office is connected to the WAN, the Company will incur increased telecommunication costs. The Company expects to realize productivity gains as a result of the enhanced communication capabilities and features of the front-end systems, which may offset the incremental costs from the system; however, there can be no assurance that such productivity gains or cost savings will be realized.

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

INTEREST EXPENSE. Interest expense increased $213,000, or 73.7%, for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, reflecting higher average borrowings outstanding required to support the Company's internal growth and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter of fiscal 1999 was $2.2 million as compared to $2.1 million for the third quarter of fiscal 1998. This increase was due primarily to the increase in income before income taxes of $412,000. The effective income tax rate was 38.7% for the third quarter of fiscal 1999 and 40.0% for the third quarter of fiscal 1998. The reduction in the effective tax rate is primarily due to federal tax credits and a reduction in the Company's overall composite state income tax rate. The Company currently estimates that the effective income tax rate for fiscal 1999 will be approximately 39.5%.

36 WEEK PERIOD ENDED JULY 10, 1999 COMPARED TO 36 WEEK PERIOD
ENDED JULY 11, 1998

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $38.9 million, or 10.0%, for the 36 weeks ended July 10, 1999 as compared to the same period in fiscal 1998. The increase resulted from a 6.1% increase in billed hours and a 3.7% increase in average billing rates per hour. Billed hours increased primarily due to acquisitions and internal growth partially offset by decreases in reported sales of services as a result of the conversion of nine franchise agents to the license program. Acquisitions accounted for approximately $27.9 million of the increase in sales of services while the conversion of the franchise agents to the license program resulted in a $10.0 million decrease in reported sales of services. Same store sales increased approximately 2.4% for the 36 weeks ended July 10, 1999 as compared to the same period in fiscal 1998. Same store system revenues, which take into account sales increases for licensed offices, increased 2.9% for the 36 weeks ended July 10, 1999 as compared to the 36 weeks ended July 11, 1998. Sales of services for the 36 weeks ended July 10, 1999 increased 8.8% and 17.9%, respectively, for domestic business services and international business services as compared to the same period in fiscal 1998. Excluding the effect of foreign currency rate fluctuations, sales of services increased 20.0% for international business services. The increase in average billing rates primarily reflects changes in the Company's overall business mix and inflationary factors.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

License fees increased $1.0 million or 89.7%, for the 36 week period ended July 10, 1999 as compared to the same period in fiscal 1998 primarily as a result of conversions of franchise agents to the license program.

COSTS OF SERVICES. Costs of services increased $30.5 million, or 9.9%, for the 36 week period ended July 10, 1999 as compared to the same period in fiscal 1998. Gross margin increased from 20.9% in the fiscal 1998 period to 21.2% for the same period in fiscal 1999, primarily due to higher license fees and lower workers' compensation costs as a percentage of sales of services and license fees. Gross margin for international business services decreased from 21.5% for the 36 week period ended July 11, 1998 to 21.1% for the 1999 period due primarily to high volume, lower margin business in Australia. Workers' compensation costs were 2.9% of payroll for the 36 week period ended July 10, 1999 and 3.3% for the 36 week period ended July 11, 1998.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit decreased $210,000 or 1.9%, for the 36 weeks ended July 10, 1999 as compared to the 36 weeks ended July 11, 1998. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 2.9% during the fiscal 1998 period to 2.6% for the fiscal 1999 period. This decrease is primarily the result of franchise agent conversions to the license program as noted above.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $7.5 million, or 13.1%, for the 36 weeks ended July 10, 1999 as compared to the 36 weeks ended July 11, 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.6% for the fiscal 1998 period to 15.0% for the fiscal 1999 period. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to the same factors as noted above for the third quarter of fiscal 1999.

INTEREST EXPENSE. Interest expense increased $678,000, or 76.0%, for the 36 weeks ended July 10, 1999 as compared to the 36 weeks ended July 11, 1998, reflecting higher average borrowings outstanding required to support the Company's internal growth and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for the 36 weeks ended July 10, 1999 was $5.7 million as compared to $5.2 million for the same period in fiscal 1998. This increase was due primarily to the increase in income before income taxes of $1.5 million. The effective income tax rate for the fiscal 1999 period was 39.5% compared to 40.0% for the fiscal 1998 period. The Company currently estimates that the effective income tax rate for fiscal 1999 will be approximately 39.5%.

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

Net cash from operating activities was $5.8 million for the 36 weeks ended July 10, 1999 and $5.0 million for the 36 weeks ended July 11, 1998. The increase in cash from operating activities is primarily due to a reduction in the net assets of the discontinued operations, primarily resulting from collections of receivables.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $5.6 million for the 36 weeks ended July 10, 1999 and $5.9 million for the 36 weeks ended July 11, 1998. Capital expenditures during each of the fiscal 1998 and 1999 periods are primarily associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $12.6 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company incurred $3.6 million of such capital expenditures during the first three quarters of fiscal 1999 and expects to spend a total of approximately $4.7 million during fiscal 1999 and approximately $1.5 million during fiscal 2000.

Cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $1.1 million for the 36 weeks ended July 10, 1999 and $8.3 million for the 36 weeks ended July 11, 1998. Payments of $446,000 and $30,000 related to acquisitions are due for the remainder of fiscal 1999 and fiscal 2000, respectively, with additional consideration contingent on sales, gross profit or pre-tax income of the acquired businesses in future periods. Cash flows from investing activities of discontinued operations includes a net inflow of $586,000 primarily relating to proceeds received from the sale of one of the Company's medical affiliates.

The Company increased borrowings by a net $200,000 during the 36 weeks ended July 10, 1999. During the 36 week period ended July 11, 1998, the Company increased borrowings by a net $13.4 million, primarily to fund acquisitions and capital expenditures.

During the 36 week periods ended July 10, 1999 and July 11, 1998, the Company repurchased 100,000 and 163,500 shares, respectively, of common stock on the open market for aggregate cash consideration of $675,000 and $2.8 million, respectively. During the 36 weeks ended July 10, 1999, 67,681 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $458,000.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is a maximum total debt to capitalization ratio. The Company was in compliance with these covenants as of July 10, 1999.

The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan for working capital needs and general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four quarter basis. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. As of July 10, 1999, the Company had $8.6 million in outstanding letters of credit and had borrowed $19.8 million under the revolving agreement. During the first quarter of 1999, the EBITDA formula related to the revolving agreement was amended, for compliance purposes, to provide for an add-back of the losses incurred by Western Medical Services for the third and fourth quarters of 1998. At July 10, 1999, the Company was in compliance with its covenants.

On August 9, 1999, the Company completed the sale of the remaining medical business. Under the terms of the agreement, the Company will retain the trade and Medicare accounts receivable and due from licensee balances. Proceeds from the sale as well as cash received on collection of the medical receivables will generally be used to pay off debt.

On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering 1.5 million shares of its $.01 par value common stock which may be offered in the future in connection with the Company's acquisitions program, of which approximately
1.1 million shares remain available for issuance.

The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of July 10, 1999, options to purchase an aggregate of 759,004 shares of common stock were outstanding under the Company's equity incentive plans.

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

The Company has completed its initial system inventory and evaluation phase. For its domestic operations, the Company identified one group of non-compliant mission critical back-office systems and completed the installation of Year 2000 compliant replacement systems during the second quarter of fiscal 1999. The Company identified one additional mission critical system (the Billing and A/R system) that was not fully Year 2000 compliant and initiated steps to modify this system to bring it into compliance. However, during the second quarter of fiscal 1999, the Company decided to replace the Billing and A/R system with a new, Year 2000 compliant system rather than to further remediate the existing system. The Company's plan had originally called for replacing the old Billing and A/R system during fiscal 2000; however, as a result of the successful and timely implementation of the Company's other back-office systems and the enhanced features that the new Billing and A/R system will provide, the Company decided to shorten the timetable for implementing the new system. The Company currently estimates that it will complete the installation of the new Billing and A/R system by September 30, 1999. The Company expects to bring its domestic operations systems to full Year 2000 compliance by September 30, 1999. For the international operations, the Company will be required to replace or upgrade the payroll/billing systems in two of its international operations and will also be required to upgrade or replace a number of back office support systems. The Company is currently in the process of making these changes. The Company currently plans to have all international operations fully compliant during the fourth quarter of fiscal 1999. Although the Company does not expect that the impact of the Year 2000 issue will be material to the Company's domestic or international operations, there can be no assurance that the Company

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

will not discover additional Year 2000 issues that would have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

The Company completed a comprehensive test of its payroll processing systems during the third quarter and identified a number of minor processes that will require repair. These efforts are underway and are expected to be completed during the fourth fiscal quarter. Testing of remaining systems, as needed, is expected to be completed during the fourth fiscal quarter. The Company is also in the process of developing contingency plans. Although the Company cannot currently estimate the magnitude of the impact if mission critical systems have not been made Year 2000 compliant prior to the end of calendar year 1999, if such systems are not compliant, there would be a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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

The Company has also surveyed its key third-party suppliers and vendors, including key financial institutions, as well as major customers and landlords, for Year 2000 compliance. The Company has obtained representations from all critical vendors that they expect to be Year 2000 complaint. The Company is still in the process of surveying its key customers and landlords and expects to complete this survey during the fourth quarter of fiscal 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the Company's business, results of operations, cash flows or financial condition, and there can be no assurance that the impact, if any, will not be material.

EUROPEAN CURRENCY

Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union
(EMU). During calendar year 2002, all EMU countries are expected to be operating with the euro as their single currency. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom and Denmark, which may join the EMU at a future date. Although there is currently no impact of the euro on the Company's European operations, the Company will continue to monitor and assess developments regarding the euro. Should the Company determine in the future that the euro will have an effect on its internal systems and the sales of its services, the Company would take appropriate actions based on the results of such assessment.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The Company has not yet incurred material costs in addressing the euro formation, but there can be no assurance that this issue and its related future costs, if any, will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
10.8.13           Second Amendment to Note Purchase Agreement and Transaction
                  Documents
10.8.14           Consent to Asset Sale and Release of Liens
27.1              Financial Data Schedule

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

                                       WESTAFF, INC.


AUGUST 24, 1999                     /S/ PAUL A. NORBERG
---------------                     -------------------
     Date                             Paul A. Norberg
                                Executive Vice President and
                                  Chief Financial Officer