Form 10-K405
period 1999-10-30
WESTAFF INC
filed 2000-01-28
CIK 931911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999

                        COMMISSION FILE NUMBER 000-27130

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $65,280,567 as of December 31, 1999, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 31, 1999 the Registrant had outstanding 15,875,879 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or portions thereof) are incorporated herein by reference:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference into this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                 WESTAFF, INC.

                                                                                                         PAGE NO.
                                                                                                         ---------
PART I

ITEM 1.      BUSINESS..................................................................................          3

ITEM 2.      PROPERTIES................................................................................         18

ITEM 3.      LEGAL PROCEEDINGS.........................................................................         18

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................         18

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................         19

ITEM 6.      SELECTED FINANCIAL DATA...................................................................         20

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....         21

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................         29

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......         29

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................         30

ITEM 11.     EXECUTIVE COMPENSATION....................................................................         32

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................         32

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................         32

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................         32

                                                                                                                36
             SIGNATURES................................................................................

                                     PART I

ITEM 1. BUSINESS.

    The following Business Section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors Affecting Future Operating Results" beginning on page 13 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. This Form 10-K for the fiscal year ended October 30, 1999 contains service marks of the Company.

GENERAL

    The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and, as of October 30, 1999, operated through over 360 business services offices in 45 states, the District of Columbia and five foreign countries. As of October 30, 1999, approximately 72.7% of these offices were owned by the Company, 20.7% were operated by franchise agents and 6.6% were operated by licensees.

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

    ENHANCE INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data and periodically expand or upgrade its information processing capabilities. The Company is implementing a long-term strategic plan for its next generation management information and support systems by introducing these systems in a number of phases through replacements of, and enhancements to, various aspects of its current systems. The Company believes that these replacements and enhancements will increase management's ability to store, retrieve, process and manage information. As a result, the Company believes it will be able to improve service to its customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company's information technology infrastructure. See "Factors Affecting Future Operating Results--Reliance on Management Information Systems."

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

GROWTH STRATEGY

    The Company's growth strategy comprises two elements: continued immediate focus on internal growth and future pursuit of strategic and complementary acquisitions.

    INTERNAL GROWTH. A principal element of the Company's growth strategy has been its focus on internal growth. Same store sales from continuing operations increased 12.9%, 8.0% and 3.6% in fiscal 1997, fiscal 1998 and fiscal 1999, respectively, as compared to the prior annual periods. The Company's internal growth strategy consists of the following:

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

    - SELECTIVELY EXPAND ON-SITE AND ON-LOCATION PROGRAMS. The Company has taken advantage of industry trends by developing a new "On-Location" program and by continuing to promote its on-site (also referred to as "vendor-on-premises") programs. As of October 30, 1999, the Company had nine On-Location sites and 36 on-site programs. Under these programs, the Company can assume administrative responsibility for coordinating all essential staffing services throughout a customer's location, including skills testing and training.

      The On-Location program provides for an independent branch office located at the customer's facility. It is intended for large on-site accounts with more than $500,000 in annual revenue. A manager level person is assigned to the On-Location facility and this program is not seasonal. On-site relationships provide customers with dedicated account management which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have lower gross margins than those for retail customers, higher volumes, comparatively lower operating expenses and relatively longer customer relationships. These programs also may provide an office with sufficient gross profit dollars to cover fixed expenses as well as conduct activities to generate name recognition for recruiting and marketing purposes.

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

    - EXPAND INTERNATIONAL PRESENCE. The Company intends to expand its international presence primarily through internal growth. As of October 30, 1999, the Company operated 55 offices in Australia, the United Kingdom, Norway, New Zealand and Denmark, and has experienced growth in its international markets, with sales of services, excluding the effect of foreign currency rate fluctuations, increasing 18.5% in fiscal 1998 compared to fiscal 1997 and 19.6% in fiscal 1999 compared to fiscal 1998. The Company believes that its established international presence will enable it to take advantage of growing overseas markets where the high cost of maintaining permanent employees encourages the use of temporary personnel.

    PURSUIT OF COMPLEMENTARY AND STRATEGIC ACQUISITIONS. The Company currently intends to focus on internal growth. In the future, the Company may also pursue opportunities for growth through acquisitions in existing as well as new markets.

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

    In addition to external acquisitions, the Company also may engage in "internal" acquisitions, i.e., the purchase of existing franchise agent and licensed operations. The Company has a right of first refusal on any sale of franchise agent or licensed operations. Since the beginning of fiscal 1999, the Company has acquired a total of six business services franchise agent offices.

SERVICES

    The Company's business services division places essential support personnel in clerical, light industrial and light technical positions through an international network of offices. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. As of October 30, 1999, the Company's domestic and international business services operations comprised over 360 offices.

    The Company markets its temporary personnel services to local and regional customers through a network of Company-owned, franchise agent and licensed offices, as well as through its on-site and On-Location service locations. The Company coordinates sales and marketing efforts through its corporate headquarters in cooperation with branch and regional offices and targets small to mid-size companies in secondary markets. New customers are obtained through personal sales presentations, telemarketing, direct mail solicitation, referrals from other customers and advertising in a variety of regional and local media, including the yellow pages, newspapers, magazines and trade publications. In addition, local radio, billboard and other creative advertising are used in certain markets to enhance the Company's name recognition.

    As of October 30, 1999, the Company's international operations comprised 55 Company-owned offices: 17 in Australia; 23 in the United Kingdom; six in Norway; five in New Zealand; and four in Denmark. Through these offices, the Company provides regular and temporary personnel services in the clerical and light industrial support areas. The Company employs a managing director for each foreign country who oversees all operations in that country. For fiscal 1998 and fiscal 1999, 12.4% and 13.4%, respectively, of total system revenues from continuing operations were derived from the Company's international operations. Same store sales for international operations increased 6.5% and 12.3% for fiscal 1998 and fiscal 1999, respectively, as compared to the same prior year periods. A total of 23 offices in the United Kingdom and 17 offices in Australia have certification under ISO 9002, a total quality management program.

OPERATIONS

    As of October 30, 1999, the Company operated through a network of over 360 business services offices in 45 states, the District of Columbia and five foreign countries. The Company sold its Guamanian operations in the third quarter of fiscal 1999. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with branch, area, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, determining business mix and advertising.

    The following table sets forth information as to the number of business services offices in operation as of the dates indicated.

                                                                      OCT. 28,     NOV. 2,      NOV. 1,      OCT. 31,     OCT. 30,
                                                                        1995         1996         1997         1998         1999
                                                                     -----------  -----------  -----------  -----------  -----------
Number of Offices by Ownership:(1)
  Company-owned....................................................         196          217          226          267          264
  Franchise agent..................................................          90          103          103           82           75
  Licensed.........................................................          21            7           11           25           24
                                                                      ---------    ---------    ---------    ---------    ---------
    Total..........................................................         307          327          340          374          363
                                                                      =========    =========    =========    =========    =========

Number of Offices by Location(1):
  Domestic.........................................................         263          280          288          315          308
  International....................................................          44           47           52           59           55
                                                                      ---------    ---------    ---------    ---------    ---------
    Total..........................................................         307          327          340          374          363
                                                                      =========    =========    =========    =========    =========

------------------------

(1) Excludes Company-owned recruiting offices and medical services.

    COMPANY-OWNED OFFICES. Employees of each Company-owned office report to a manager who is responsible for day-to-day operations and the profitability of that office. Office managers generally report to area and/or regional managers. As of December 31, 1999, there were three zone managers and 11 regional managers in the Company's business services division. All domestic and some international employees in the Company's business services branch offices may earn commissions based on the gross profit dollars per FTE employee. This program is designed to motivate employees to maximize the growth and profitability of their offices. In addition, office, area, regional and zone managers are eligible to participate in a return on sales incentive plan that compensates them based on the net income achieved in their office, area, region or zone. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in an entrepreneurial, creative and committed team.

    FRANCHISE AGENT OFFICES. The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of October 30, 1999, the Company's 35 business services franchise agents operated 75 franchise agent offices. The Company designs its franchise agent program to provide attractive terms to franchise agents. Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively, and during fiscal 1997, 1998 and 1999, franchise agents offices represented 26.0%, 21.6% and 20.2%, respectively, of the Company's sales of services.

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

    The Company's franchise agent and license agreements contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent agreements. In the past five fiscal years, the Company has commenced three actions to enforce the non-competition covenants. All of those actions were resolved in the Company's favor, and none is presently pending. See "Factors Affecting Future Operating Results--Risks Related to Franchise Agent and Licensed Operations."

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

    Licensees operate within the framework of the Company's policies and standards. They recruit and employ temporary employees according to the Company's guidelines, and pay these employees using the Company's payroll procedures. However, licensees must obtain their own workers' compensation, liability, fidelity bonding and state unemployment coverage, which determine their payroll costs. The Company bills all licensees' customers and collects their remittances. License agreements are for a term of five years and are renewable for multiple five-year terms. As of October 30, 1999, the Company's 10 business services licensees operated 24 licensed offices.

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

    The Company's sale of franchises and licenses is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. The Company has either registered, or been exempted from registration, in 13 of the 15 states that require registration in order to offer franchises or licenses. In two of the 15 states, the Company has not yet sought registration and is therefore not currently authorized to offer franchise or license arrangements.

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

    The Company is in the process of implementing a long-term strategic plan for its next generation management information and support systems. In connection with this process, the Company entered into agreements with various software and hardware providers to purchase the required hardware and software and to assist in the design and implementation of the new systems. The Company anticipates that these systems will be easier to maintain and allow the Company to realize efficiencies in managing information technology resources. These systems should provide management with enhanced abilities to acquire daily, weekly, monthly and quarterly reports on office and Company performance and improve the mechanisms for distribution of these reports to field personnel. These systems are designed to more tightly integrate the Company's payroll and customer billing activities, and should also offer enhanced candidate recruiting and customer data management and search capabilities that will integrate directly with the Company's payroll and billing functions and thereby reduce both the incidence of errors and the time necessary to research billing and payroll issues. When fully implemented, these systems should permit the Company's customers to review their own billing, accounts receivable and job activity records as well as conduct research and place orders on-line, and allow Company employees and temporary staff to review their own payroll, benefits and human resource information, all via the use of the Internet. These systems are also designed to enable the Company's temporary employees to receive their paychecks essentially on demand.

    The long-term strategic plan calls for a systematic conversion from the Company's current systems to the new systems in a multi-phased approach to deliver incremental productivity and efficiency gains. The initial phase was to replace the Company's back-office financial accounting and reporting systems in order to resolve certain Year 2000 compliance issues in its old systems as well as provide its field offices with more real-time access to branch and regional operating information. This was successfully completed during the second quarter of fiscal 1999. Concurrent with this project, the Company has been implementing a frame relay network which will allow Company-wide access to a centrally managed office and productivity software suite for enhanced communication and data transmission capabilities among the field and corporate offices. As of the end of fiscal 1999, the wide area network rollout was approximately 80% complete.

    The new system will also deliver a full featured branch office tool designed to assist in order management, candidate search and recruiting, customer service management and sales management. The initial pilot for this front-end system was completed during the third quarter of fiscal 1999 and roll out to all Company-owned domestic business services offices is currently underway. The Company expects to complete the roll out of the system to domestic Company-owned offices by the end of fiscal 2000. During the first quarter of fiscal 2000, the Company also implemented a new billing and activities management system. The final phase will involve the implementation of a new temporary payroll system along with a process to fully integrate the front-office systems, payroll, billing and back office systems. The Company expects to complete the implementation of this final phase by the end of fiscal 2000. The Company anticipates incurring capital expenditures of approximately $13.0 million including costs of hardware, software and internal and external costs associated with implementation of this project, of which $6.2 was incurred during fiscal 1998, $4.9 million was incurred in fiscal 1999, and $1.9 million is expected to be incurred in fiscal 2000.

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

    Due to the nature of temporary work, state unemployment insurance costs can rise to the maximum statutory rates if not properly managed. Through appropriate payroll tax planning, as well as utilization of a comprehensive claims management system, the Company believes it has developed methods to minimize these costs. There can be no assurance, however, that such methods will be successful. Any increase in such costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Factors Affecting Future Operating Results--Variability of Employee-Related Costs."

COMPETITION

    The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Interim Services, Inc. (commercial services division), Kelly Services, Inc., Manpower, Inc., RemedyTemp, Inc., and Personnel Group of America, Inc.. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

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

EMPLOYEES

    The Company estimates that as of October 30, 1999 it had approximately 36,500 temporary employees on assignment through its business services division and employed approximately 1,170 regular staff in its business services division. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

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

SERVICE MARKS

    The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company's service marks include Westaff-Registered Trademark-, Be a Temp-Registered Trademark- and Western Staff Services-Registered Trademark-. The Company's applications to federally register the service marks USA Temp(SM), The Essential Support Services Leader,(SM) On Location & Essential(SM) and Westaff Wave(SM) are pending.

MEDICAL SERVICES

    In November 1998, the Company announced its plan to sell Western Medical. The Company's decision to sell the medical operations was prompted in large measure by the increasingly complex and unfavorable regulatory environment affecting the Medicare business and the impact that changes in regulations had and likely would have had on the ability of the Company to operate profitably in the medical sector. The disposition of the medical operations enables the Company to focus on business services, where management believes that long-term growth prospects are more attractive.

    As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Balance Sheets at October 30, 1999 and October 31, 1998, the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1999, fiscal 1998 and fiscal 1997 and the cash flows from discontinued operations in the Consolidated Statements of Cash Flows for fiscal 1999 and fiscal 1998. During the first and second quarters of fiscal 1999, the Company completed the sale of certain of its franchise agent and Company-owned medical offices and also entered into a termination agreement with one of its medical licensees. The Company completed the sale of the remaining medical business in the fourth quarter of fiscal 1999, retaining the trade and Medicare accounts receivable and due from licensee balances. After-tax losses of $6.6 million relating to discontinued operations were recorded during fiscal 1999, primarily representing additional reserves for trade and Medicare accounts receivable and due from licensee balances as well as additional operating losses due to the extended period required to close the sale and a reduction in estimated sales proceeds. The Company is attempting to complete the collection of the remaining trade and Medicare accounts receivable and due from licensee balances. The estimated costs and write-offs required to collect those receivables and balances and the estimated costs to be incurred in filing and settling all remaining Medicare costs reports will affect the estimated loss on disposal of the medical operations.

    During fiscal 1998, the Company recorded an after-tax loss of $6.3 million from discontinued operations, primarily related to miscellaneous Medicare matters, increases in allowances for doubtful accounts and other charges. In addition, during fiscal 1998, the Company recorded an after-tax charge of $3.5 million on the planned disposal of its medical operations. This included an estimated charge for the write down of assets to estimated net realizable value, estimated costs to sell the operations and estimated operating losses during the disposal period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

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

    UNCERTAIN ABILITY TO CONTINUE AND MANAGE GROWTH. The Company has historically experienced significant growth, principally through internal growth and, more recently, through acquisitions. However, in fiscal 1999, internal growth rates decreased as compared to prior years. The Company's ability to continue its growth and profitability will depend on a number of factors, including: (i) the strength of demand for temporary employees in the Company's markets; (ii) the availability of capital to fund acquisitions; (iii) the ability to maintain or increase profit margins despite pricing pressures; and
(iv) existing and emerging competition. The Company must also adapt its infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Growth Strategy."

    RELIANCE ON MANAGEMENT INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data, and periodically to expand and upgrade its information processing abilities. The Company is in the process of implementing a long-term strategic plan for its next generation management information and support systems. These systems have been and will continue to be introduced in a number of phases through replacements of, and enhancements to, various aspects of its current management information and support systems. The Company has, in the past, discovered problems in implementing new systems and may, in the future, experience delays or increased costs to correct such defects. There can be no assurance that the Company will meet anticipated completion dates for system replacements and enhancements consisting of next generation management information and support systems, that such replacements and enhancements will be completed in a cost-effective manner, or that such replacements and enhancements will support the Company's future growth or provide significant gains in efficiency. The failure of the replacements and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Management Information Systems."

    RELIANCE ON EXECUTIVE MANAGEMENT. The Company is highly dependent on its senior executives, including W. Robert Stover, now its Chairman and founder, and formerly its Chief Executive Officer, Michael K. Phippen, now its Chief Executive Officer and President, and Paul A. Norberg, its Executive Vice President and Chief Financial Officer, and on the other members of its executive management team. The Company entered into an employment agreement with Mr. Stover effective January 1, 1999 for continuing employment until he chooses to retire or until his death; moreover, the Company entered into a five-year employment agreement with Mr. Phippen pursuant to which he became Chief Executive Officer effective January 1, 1999 and receives a specified compensation package. Employment arrangements with all of the Company's other executive officers are at-will. The loss of the services of any of these key executive personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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

    VARIABILITY OF OPERATING RESULTS; SEASONALITY. The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the level of competition within its markets, the Company's ability to increase the productivity of its existing offices, control costs and expand operations, the timing and integration of acquisitions and the availability of qualified temporary personnel. In addition, the Company's results of operations could be, and have in the past been, adversely affected by severe weather conditions. The Company's fourth fiscal quarter consists of 16 or 17 weeks, while its first, second and third fiscal quarters consist of 12 weeks each. Moreover, the Company's results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company's fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector. Due to the foregoing factors, the Company has experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event could likely have a material adverse effect on the price of the Common Stock. See "--Variability of Employee--Related Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations."

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

    RELIANCE ON FIELD MANAGEMENT. The Company is dependent on the performance and productivity of its local managers, particularly branch, area, regional and zone managers. The loss of some of the Company's key managers could have an adverse effect on the Company's operations, including the Company's ability to establish and maintain customer relationships. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by branch, area, regional and zone managerial personnel. If the Company is unable to attract and retain key employees to perform these services, the Company's business, results of operations, cash flows or financial condition could be adversely affected. Furthermore, the Company may be dependent on the senior management of companies that may be acquired in the future. If any of these individuals do not continue in their management roles, there could be a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Operations."

    RISKS OF EURO INTRODUCTION. Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union ("EMU"). During the calendar year 2002, all EMU countries are expected to be operating with the euro as their single currency. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom and Denmark, which may join the EMU at a future date. The Company is assessing the effect the euro formation will have on its internal systems and the sales of its services. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet determined the costs of addressing this issue and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--European Currency."

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

    RISKS RELATED TO CUSTOMERS. As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 1998 and 1999, no single customer of the Company accounted for more than 1.0% of the Company's sales of services. Nonetheless, the loss of any of the Company's significant customers could have an adverse effect on the Company's business, results of operations, cash flows or financial condition. The Company is also subject to credit risks associated with its trade receivables. Should any of the Company's principal customers default on their large receivables, the Company's business, results of operations, cash flows or financial condition could be adversely affected. See "Business--Services."

    RISKS RELATED TO FRANCHISE AGENT AND LICENSED OPERATIONS. Franchise agent and licensed operations comprise a significant portion of the Company's sales of services and license fees. For fiscal 1998 and 1999, 24.7% and 20.6%, respectively, of the Company's total sales of services and license fees were derived from franchise agent and licensed operations. In addition, the Company's ten largest franchise agents for fiscal 1999 (based on sales volume) accounted for 10.6% of the Company's sales of services. The loss of one or more of the Company's franchise agents or licensees, and any associated loss of customers and sales, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's franchise agent and license agreements contain two-year non-competition covenants, which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent agreements. In the past five fiscal years, the Company has commenced three actions to enforce the non-competition covenants. All of those actions were resolved in the Company's favor, and none is presently pending. Should former franchise agents prevail at trial of such actions, or successfully appeal, the Company's ability to prevent franchise agents or licensees from operating competitive temporary staffing businesses, could be adversely affected. The Company has incurred, and may continue to incur, substantial attorneys' fees and litigation expenses for such lawsuits, both in furtherance of the Company's role as plaintiff and in defense of counterclaims or cross-complaints, for which insurance coverage typically is not available.

    YEAR 2000 COMPLIANCE. The Company implemented a comprehensive plan to address the Year 2000 issue in fiscal 1999, particularly with respect to its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment to its temporary employees and temporary staffing services to its customers. The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major systems failure or miscalculations. The Company believes that it was successful in implementing its plan, but the Year 2000 issue may impact other entities with which the Company transacts business. There can be no assurance that such impact, or issues arising from the Company's own systems, will not have a material adverse effect on the business, results of operations, cash flows or financial condition of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

    RISKS RELATED TO ACQUISITIONS. In fiscal 1999, the Company scaled back its near-term acquisition plans and made no acquisitions other than franchise agent buybacks. Accordingly, sales growth from fiscal 1999 acquisitions was minimal. There can be no assurance that the Company will be able to expand its current market presence or successfully enter other markets through acquisitions. Competition for acquisitions may increase to the extent other temporary services firms, many of which have significantly greater financial resources than the Company, seek to increase their market share through acquisitions. In addition, the Company is subject to certain limitations on the incurrence of additional indebtedness under its credit facilities, which may restrict the Company's ability to finance acquisitions. Further, there can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, complete such acquisitions or successfully integrate such acquired businesses into its operations. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management's attention and possible adverse effects on earnings resulting from increased goodwill amortization, interest costs and workers' compensation costs, as well as difficulties related to the integration of the acquired businesses, such as retention of management. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenue or profitability as the Company's existing locations. In addition, to the extent that the Company consummates acquisitions in which a portion of the consideration is in the form of Common Stock, current shareholders may experience dilution. The failure to identify suitable acquisitions, to complete such acquisitions or successfully integrate such acquired businesses into its operations could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Growth Strategy."

ITEM 2. PROPERTIES.

    The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. As of December 31, 1999, the Company owned six buildings, totaling approximately 75,985 square feet, which house its corporate headquarters. Certain of these buildings were subject to a trust deed that has been fully repaid. The Company is in the process of selling one of the six buildings consisting of approximately 3,696 square feet. The Company is still considering selling the entire corporate headquarters and using the proceeds to retire debt and may lease new space to house its corporate headquarters.

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

                                                                                 HIGH        LOW
                                                                               ---------  ---------
                                                                                   $          $
Fiscal 1998:
  First Quarter ended January 24, 1998.......................................      11.42       9.17
  Second Quarter ended April 18, 1998........................................      17.42      11.17
  Third Quarter ended July 11, 1998..........................................      21.33      15.83
  Fourth Quarter ended October 31, 1998......................................      19.00       8.00

Fiscal 1999:
  First Quarter ended January 23, 1999.......................................      11.63       5.94
  Second Quarter ended April 17, 1999........................................       8.25       4.69
  Third Quarter ended July 10, 1999..........................................       7.50       5.06
  Fourth Quarter ended October 30, 1999......................................       9.06       5.50

Fiscal 2000:
  First Quarter through January 27, 2000.....................................       8.63       5.63

    On December 31, 1999, the last reported sales price on the Nasdaq National Market for the Common Stock was $8.25 per share. As of December 31, 1999, there were approximately 1,682 beneficial owners of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                              FISCAL YEAR
                                                       ----------------------------------------------------------
                                                          1999        1998        1997        1996        1995
                                                       ----------  ----------  ----------  ----------  ----------
                                                             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                                                         AND NUMBER OF OFFICES)
Sales of services and license fees...................  $  650,752  $  599,709  $  530,076  $  441,808  $  361,768
Operating income.....................................      25,350      24,020      15,523      13,757      11,249
Income from continuing operations....................  $   14,007  $   13,748  $    9,210  $    2,725  $   10,348
                                                       ==========  ==========  ==========  ==========  ==========
Diluted earnings per share--continuing operations....  $     0.88  $     0.87  $     0.60  $     0.19  $     0.78
                                                       ==========  ==========  ==========  ==========  ==========
Pro forma income from continuing operations(1).......                                      $    8,203  $    7,042
                                                                                           ==========  ==========
Diluted pro forma earnings per share--continuing
  operations(1)......................................                                      $     0.57  $     0.53
                                                                                           ==========  ==========

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital......................................  $   59,853  $   57,702  $   45,184  $   31,982  $   17,349
Total assets.........................................     190,830     197,145     154,530     120,780      96,169
Short-term debt......................................      14,100      20,423      21,298      11,193      16,838
Long-term debt (excluding current portion)...........      41,608      44,708      17,631       3,603       5,623
Stockholders' equity.................................      74,941      67,483      57,296      49,252      31,792

OTHER OPERATING DATA:
Number of offices (at end of period)
  Company-owned......................................         264         267         226         217         196
  Franchise agent....................................          75          82         103         103          90
  Licensed...........................................          24          25          11           7          21
                                                       ----------  ----------  ----------  ----------  ----------
    Total............................................         363         374         340         327         307
                                                       ==========  ==========  ==========  ==========  ==========

SYSTEM REVENUE DATA (EXCLUDING LICENSE FEES):
  Domestic business services.........................  $  597,874  $  549,689  $  473,192  $  418,546  $  384,202
  International business services....................      92,438      77,492      72,554      58,872      48,528
                                                       ----------  ----------  ----------  ----------  ----------
    Total............................................  $  690,312  $  627,181  $  545,746  $  477,418  $  432,730
                                                       ==========  ==========  ==========  ==========  ==========

------------------------

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

    In addition to historical information, this management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding sales, acquisitions, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, management information systems, and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. There are also significant risks and uncertainties relating to the ability of the Company to complete the realization of the remaining medical assets in a timely and cost effective manner. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in "Factors Affecting Future Operating Results."

OVERVIEW

    The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 360 business services offices in 45 states, the District of Columbia and five foreign countries.

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

    The general level of economic activity and unemployment in the United States and the countries in which the Company operates significantly affects demand for the Company's staffing services. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders in which case the Company's business, results of operations, cash flows or financial condition may be adversely affected. As economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

DISCONTINUED OPERATIONS

    In November 1998, the Company announced its plan to sell Western Medical. As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Balance Sheets at October 30, 1999 and October 31, 1998, the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1999, fiscal 1998 and fiscal 1997 and the cash flows from discontinued operations in the Consolidated Statements of Cash Flows for fiscal 1999 and fiscal 1998 (see Note 3 of Notes to Consolidated Financial Statements).

    During the first and second quarters of fiscal 1999, the Company completed the sale of certain of its franchise agent and Company-owned medical offices and also entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. During fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6.6 million or $0.42 per share. These losses primarily represent reserves for trade and Medicare accounts receivable and due from licensee balances. The losses also include additional operating losses resulting from the extended period required to close the sale and a reduction in the estimated proceeds from the sale. The amount of the estimated loss on disposal of the medical operations is based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining trade and Medicare accounts receivable and due from licensee balances and estimated costs to be incurred in filing and settling all remaining Medicare cost reports. There can be no assurance that the Company will be able to complete the collection of the remaining trade and Medicare accounts receivable and due from licensee balances on terms and costs similar to those estimated by the Company. Should the actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

    During fiscal 1998, the Company recorded an after-tax loss from discontinued operations of $6.3 million or $0.40 per share. This loss was related primarily to reduced revenues in connection with Medicare's Interim Payment System enacted as part of the Balanced Budget Act of 1997, reduced revenues as a result of settlement of a prior year Medicare audit, additional reserves for Medicare accounts receivable, increases in allowances for doubtful accounts and other charges. In addition, during fiscal 1998 the Company recorded an after-tax charge on the planned disposal of its medical operations of $3.5 million or $0.23 per share. This included an estimated charge for the write down of assets to estimated net realizable value, estimated costs to sell the operations and estimated operating losses during the disposal period.

RESULTS OF CONTINUING OPERATIONS

    The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of sales of services and license fees.

                                                                                 FISCAL YEAR
                                                                       -------------------------------
                                                                         1999       1998       1997
                                                                       ---------  ---------  ---------
Sales of services....................................................       99.5%      99.7%      99.8%
License fees.........................................................        0.5%       0.3%       0.2%
                                                                       ---------  ---------  ---------
Total sales of services and license fees.............................      100.0%     100.0%     100.0%
Costs of services....................................................       78.8%      78.8%      79.9%
                                                                       ---------  ---------  ---------
Gross profit.........................................................       21.2%      21.2%      20.1%
Franchise agents' share of gross profit..............................        2.6%       2.8%       3.3%
Selling and administrative expenses..................................       13.4%      13.2%      12.9%
Depreciation and amortization........................................        1.3%       1.2%       1.0%
                                                                       ---------  ---------  ---------
Operating income from continuing operations..........................        3.9%       4.0%       2.9%
Interest expense.....................................................        0.4%       0.3%       0.1%
Interest income......................................................       -0.1%      -0.1%      -0.1%
                                                                       ---------  ---------  ---------
Income from continuing operations before income taxes................        3.6%       3.8%       2.9%
Provision for income taxes...........................................        1.4%       1.5%       1.2%
                                                                       ---------  ---------  ---------
Income from continuing operations....................................        2.2%       2.3%       1.7%
                                                                       =========  =========  =========

FISCAL 1999 COMPARED TO FISCAL 1998

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $49.9 million, or 8.3%, for fiscal 1999 as compared to fiscal 1998. The increase resulted from a 4.6% increase in billed hours and a 3.6% increase in average billing rates per hour. Billed hours increased primarily due to acquisitions, increased demand for the Company's services in existing offices and new office openings. Same store sales increased approximately 3.6% for fiscal 1999 as compared to fiscal 1998. Acquisitions accounted for approximately $27.9 million of the increase in sales of services. Sales of services for fiscal 1999 increased 6.7% and 19.3%, respectively, for domestic business services and international business services as compared to fiscal 1998. Excluding the effect of foreign currency rate fluctuations, sales of services increased 19.6% for international business services. The increase in average billing rates reflects changes in the Company's overall business mix and inflationary factors.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $1.2 million, or 56.7%, for fiscal 1999 as compared to fiscal 1998 primarily due to internal growth and to conversions of franchise agents to the license program. During fiscal 1998, nine franchise agents converted to the license program and two licensees purchased the Company's interest in their licenses and became independent.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased
$40.0 million, or 8.5%, for fiscal 1999 as compared to fiscal 1998. Gross margin was 21.2% in both fiscal 1999 and fiscal 1998. Gross margin for domestic business services increased from 20.8% in fiscal 1998 to 20.9% in fiscal 1999. Gross margin for international business services decreased from 21.5% in fiscal 1998 to 20.2% in fiscal 1999, primarily due to lower margins in Australia in connection with a large contract with fees based on productive output. The Company has not yet achieved its targeted productivity levels for this contract resulting in significantly lower gross margins to date for the Australia operations. This contract will continue for the first three quarters of fiscal 2000 and will likely result in continued lower margins for the international operations. The Company will continue its efforts to improve gross margin where feasible, however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 3.0% of payroll for fiscal 1999 and 3.2% for fiscal 1998. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.2% to 3.5% of direct labor for fiscal 2000. These rates will be evaluated throughout fiscal 2000 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $370,000, or 2.2%, for fiscal 1999 as compared to fiscal 1998. As a percentage of sales of services and license fees, franchise agents' share of gross profit declined from 2.8% during fiscal 1998 to 2.6% for fiscal 1999. This decrease is primarily the result of franchise conversions to the license program in fiscal 1998 as noted above.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND
AMORTIZATION). Selling and administrative expenses increased $9.3 million, or 10.8%, for fiscal 1999 as compared to fiscal 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.4% for fiscal 1998 to 14.7% for fiscal 1999. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to higher costs incurred in connection with the Company's management information system initiatives, increased bad debts, higher medical plan costs and higher amortization costs resulting from acquisitions. The increased costs associated with the Company's information system initiatives include higher communication costs in connection with the implementation of the Company's wide area network, increased depreciation costs and higher maintenance costs associated with the new software products. The relative volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profit declines relative to total sales (due to conversions from franchise agent offices to licensed offices or Company-owned offices), franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

As noted above, selling and administrative expenses are impacted by the Company's management information systems. During fiscal 1999, the Company replaced its back-office financial reporting systems and is currently in the process of rolling out a new branch office search and retrieval and remote data capture module. The initial pilot for this front-end system was completed during the third quarter of fiscal 1999 and roll out to all Company-owned domestic business services offices is currently underway. The Company expects to complete the roll out of the system to Company-owned domestic offices by the end of fiscal 2000. The Company expects to incur training and roll out costs of approximately $1.4 million during fiscal 2000 in connection with this project. The Company is also implementing a wide area network which will allow enhanced communication and data transmission capabilities among the field and corporate offices. As of the end of fiscal 1999, the wide area network roll out was approximately 80% complete.

During the first quarter of fiscal 2000, the Company implemented a new billing and activities management system. The final phase will be the implementation of a new temporary payroll system by the end of fiscal 2000.

As a result of these system initiatives, the Company has incurred increased costs for communications, depreciation and system maintenance. The Company believes that the new enterprise-wide systems will provide significant operating efficiencies and productivity gains for both field and corporate office personnel. However, there can be no assurance that the Company will meet anticipated completion dates for its system initiatives, that such systems will be completed in a cost-effective manner or that such systems will support the Company's future growth or provide significant gains in efficiency and productivity. The failure of these systems to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

INTEREST EXPENSE. Interest expense increased $961,000, or 61.5%, for fiscal 1999 as compared to fiscal 1998, reflecting higher average borrowings outstanding during fiscal 1999 required to support the Company's internal growth, capital expenditures and acquisitions.

PROVISION FOR INCOME TAXES. The provision for income taxes for both fiscal 1998 and fiscal 1999 was $9.2 million. The effective income tax rate for fiscal 1999 was 39.5% as compared to 40.0% in fiscal 1998. The Company currently estimates that the effective income tax rate for fiscal 2000 will be approximately 39.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in recent years, for acquisitions. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern. For purposes of the following discussion of cash flows, the cash flows from discontinued operations have been segregated for fiscal 1999 and fiscal 1998. Fiscal 1997 cash flows are presented on a consolidated basis.

    Net cash provided by (used in) operating activities was $15.4 million, $4.4 million, ($5.3) million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The fluctuations in cash from operating activities is primarily due to increases in income from continuing operations, the effects of the discontinued medical operations, changes in accounts receivable balances, accounts payable and accrued expense balances, the effect of the Company's change from an S corporation to a C corporation for income tax reporting purposes, changes in due from licensee balances and increases in depreciation and amortization resulting from increased capital expenditures and acquisition activity. Income from continuing operations increased from $9.2 million in fiscal 1997 to $13.7 million and $14.0 million in fiscal 1998 and fiscal 1999, respectively. Cash flows provided by discontinued operations were $10.9 million in fiscal 1999 primarily due to the collection of receivables. In fiscal 1998, cash flows decreased $6.2 million for discontinued medical operations. This decrease primarily relates to operating losses and the estimated loss on the disposal of the operations, partially offset by increases in accrued liabilities. Accounts receivable from continuing operations increased $7.5 million and $9.1 million in fiscal 1999 and fiscal 1998, respectively, primarily due to growth.

    In December 1999, the Company converted to new billing systems in both the United States and Australia. In connection with these conversions, the Company experienced some delays in generating and mailing invoices to customers. As a result of these invoicing delays, the Company expects accounts receivable balances to be higher as of the end of the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999 and expects a slight increase in interest expense for the first quarter of fiscal 2000.

    Income taxes payable and deferred income taxes have also impacted cash flows. In fiscal 1997 and fiscal 1998, a portion of the deferred taxes relating to the Company's 1996 change from the cash basis to the accrual basis for income tax purposes was paid (taxes relating to this change were payable over a four-year period), resulting in reduced cash flows. Also during fiscal 1999 and fiscal 1998, additional deferred tax assets were established in connection with the Company's workers' compensation program and in connection with the estimated loss on the sale of the medical operations. Cash flows relating to due from licensees have fluctuated primarily due to changes in the number of licensees and the volume of licensee sales.

    Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled
$8.2 million, $8.9 million and $5.8 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The increase in capital expenditures during fiscal 1999 and fiscal 1998 is associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $13.0 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company incurred $11.1 million of such capital expenditures through the end of fiscal 1999 and expects to spend approximately $1.9 million during fiscal 2000.

    During fiscal 1999, fiscal 1998 and fiscal 1997, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $1.7 million, $15.4 million, and $7.7 million, respectively. During fiscal 1998, notes receivable increased by a net $2.1 million, primarily as a result of advances to a licensee to assist in financing an acquisition of an independent temporary staffing company as well as advances to franchise agents and licensees to support their operations and internal growth.

    Cash of $1.7 million was received in fiscal 1999 in connection with the sale of the medical operations with additional proceeds of $500,000 due in fiscal 2000 and $500,000 due in fiscal 2001. Cash outflows in fiscal 1998 of $2.6 million from the discontinued medical operations primarily represented payments for acquisitions and capital expenditures.

    During fiscal 1999, the Company reduced borrowings by a net $9.4 million primarily as a result of collections of discontinued medical receivables. During fiscal 1998 and fiscal 1997 the Company increased borrowings by a net
$25.0 million and $24.1 million, respectively, primarily to fund acquisitions and capital expenditures and to support the Company's internal growth. On
May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is the maximum total debt to capitalization ratio. The Company was in compliance with these covenants as of October 30, 1999. Distributions to stockholders totaled $2.5 million in fiscal 1997 representing the remaining undistributed S corporation earnings of the Company. The Company does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

    During fiscal 1999, fiscal 1998 and fiscal 1997, the Company repurchased 100,000, 180,000 and 178,500 shares of common stock on the open market for aggregate cash consideration of $675,000, $3.0 million and $1.2 million, respectively. During fiscal 1999, fiscal 1998 and fiscal 1997, 136,000, 186,000 and 64,623 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $822,000, $1.8 million and $310,000, respectively.

    The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million, five-year revolving agreement and an $18.0 million six-year term loan for working capital needs and general corporate purposes, including capital expenditures and acquisitions. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. As of October 30, 1999, the Company had $8.6 million in outstanding letters of credit and had borrowed $11.0 million under the revolving agreement. The Company was in compliance with these debt covenants as of October 30, 1999.

    On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering 1.5 million shares of its $.01 par value common stock which may be offered in the future in connection with the Company's acquisition program, of which approximately 420,000 shares have been issued.

    The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of October 30, 1999, options to purchase an aggregate of 746,000 shares of common stock were outstanding under the Company's equity incentive plans.

    The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

YEAR 2000

    During fiscal 1999, the Company completed the implementation of a comprehensive plan to address the Year 2000 issue, particularly with respect to its mission critical systems. Mission critical systems are those whose failure poses a risk of disruption to the Company's ability to provide employment to its temporary employees and temporary staffing services to its customers. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company's plan included three phases: (i) a complete inventory and evaluation of all mission critical systems including both information technology (IT) systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance; (ii) modification or replacement of hardware and software affected by the Year 2000 issue; and
(iii) testing of the modified systems and formulation of a contingency plan in the event non-compliant systems were not in place prior to January 1, 2000.

    During the implementation of its plan for its domestic operations, the Company identified one group of non-compliant mission critical back-office systems and completed the installation of Year 2000 compliant replacement systems during the second quarter of fiscal 1999. The Company identified one additional mission critical system (the Billing and A/R system) that was not fully Year 2000 compliant and completed the installation of the new Billing and A/R system in December 1999. While the Company has experienced some minor initial system problems with respect to the implementation of the new Billing and A/R system, the new system has not experienced any significant Year 2000 issues. The remainder of the Company's domestic operations systems have not been significantly affected by the Year 2000 issue. Costs associated with the replacement of the domestic back-office systems are included in the cost estimates as discussed above relating to the Company's next general management information systems.

    For the international operations, the Company replaced or upgraded the payroll/billing systems in two of its international operations and also upgraded or replaced a number of back office support systems. The Company finalized the required system upgrades and replacements for its international operations in December 1999. The Company has experienced some minor initial system problems associated with the implementation of these systems; however, the Company has not experienced significant Year 2000 issues in its international operations. Capitalized costs incurred to implement the Year 2000 compliant systems for international operations totaled approximately $650,000.

    The Company has not experienced significant Year 2000 issues with respect to third-party suppliers, vendors, key financial institutions, major customers or landlords.

EUROPEAN CURRENCY

    Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union ("EMU"). During calendar year 2002, all EMU countries are expected to be operating with the euro as their single currency. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Additionally, all of the rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom and Denmark, which may join the EMU at a future date. The Company is assessing the effect the euro formation will have on its internal systems and the sales of its services. The Company expects to take appropriate actions based on the results of such assessment. The Company has not yet incurred material costs of addressing the euro formation, but there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, results of operations, cash flows and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    After the Audit Committee of the Company's Board of Directors initiated a process of screening accounting firms based on responses to a request for proposal, the previous independent accountants of Westaff, Inc. (the "Company"), PricewaterhouseCoopers LLP, resigned on May 20, 1999. On July 14, 1999, following the completion of this selection process, the Company selected Arthur Andersen LLP as the Company's independent accountants. Arthur Andersen LLP accepted the engagement on August 18, 1999.

    For the Company's two most recent fiscal years ended November 1, 1997 and October 31, 1998 and the subsequent interim period prior to its engagement of Arthur Andersen LLP, neither the Company nor anyone acting on its behalf consulted with Arthur Andersen LLP regarding application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that the new accountants concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues. The Company never consulted with Arthur Andersen LLP prior to its engagement concerning any disagreement or reportable event, as those terms are defined in Item 304(a) of Securities and Exchange Commission Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information as of January 27, 2000 with respect to each person who is a director or executive officer of the Company.

NAME                                           AGE                                POSITION
------------------------------------------  ---------  ---------------------------------------------------------------
W. Robert Stover(1)(2)(3).................     78      Chairman of the Board of Directors

Michael K. Phippen(3).....................     47      President, Chief Executive Officer and Director

Paul A. Norberg...........................     59      Executive Vice President, Chief Financial Officer and Director

Robin A. Herman...........................     48      Senior Vice President, General Counsel and Secretary

Michael W. Ehresman.......................     42      Senior Vice President and Treasurer

Dirk A. Sodestrom.........................     42      Senior Vice President and Controller

Ronald C. Picco...........................     51      Senior Vice President, Operations

Elizabeth P. Bade.........................     52      Vice President, Information Services

Gilbert L. Sheffield(1)(2)(3).............     70      Director

Jack D. Samuelson(1)(2)(3)................     75      Director

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

    DIRK A. SODESTROM. Mr. Sodestrom joined the Company as Controller in February 1991. In December 1992, he was elected to the additional position of Vice President. In June 1998, Mr. Sodestrom was named a Senior Vice President of the Company. Mr. Sodestrom was employed from 1980 to 1991 by Price Waterhouse LLP, most recently as a Senior Audit Manager. He is a certified public accountant on inactive status.

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

    Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 (the "Proxy Statement"), is incorporated herein by reference.

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

    1.  Financial Statements

Report of Independent Public Accountants..............................        F-1
Report of Former Independent Accountants..............................        F-2
Consolidated Balance Sheets--As of the Fiscal Year Ended October 30,
  1999 and the Fiscal Year Ended October 31, 1998.....................        F-3
Consolidated Statements of Operations--For the Three-Year Period Ended
  October 30, 1999....................................................        F-4
Consolidated Statements of Stockholders' Equity--For the Three-Year
  Period Ended October 30, 1999.......................................        F-5
Consolidated Statements of Cash Flows--For the Three-Year Period Ended
  October 30, 1999....................................................        F-6
Notes to Consolidated Financial Statements............................        F-8

    2. Financial Statement Schedules. The following Financial Statement Schedule of the Registrant is filed as part of this report:

       Schedule II:  Valuation and Qualifying Accounts
       (included at page after financials

       All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3. Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report:

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
 2.1       Agreement for Purchase and Sale of Stock of Western Video Images, Inc. and Purchase and Sale
           of Promissory Notes dated as of October 27, 1994 by and between Western Staff Services (USA),
           Inc. and W. Robert Stover.(1)

 3.1       The Company's Third Amended and Restated Certificate of Incorporation.(1)

 3.1.1     Certificate of Amendment of the Company's Third Amended and Restated Certificate of
           Incorporation.(10)

 3.2       The Company's Restated Bylaws.(1)

 3.2.1     Amendment of the Amended and Restated Bylaws, dated as of March 26, 1998.(10)

 3.2.2     Amendment of the Amended and Restated Bylaws, effective September 24, 1998.(10)

 3.2.3     Third Amendment of the Amended and Restated Bylaws, effective March 30, 1999

 4.1       Form of Specimen Certificate for the Company's Common Stock.(1)

 4.1.1     Form of New Specimen Certificate for the Company's Common Stock.(10)

10.1       Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)

10.2       Form of Indemnification Agreement between the Company and the Directors of the Company.(1)

10.3       Employment Agreement between the Company and W. Robert Stover.(1)

10.3.1     Amendment to the Employment Agreement between the Company and W. Robert Stover.(2)

10.3.2     Second Amendment to the Employment Agreement between the Company and W. Robert Stover.(2)

10.3.3     Employment Agreement between the Company and Michael K. Phippen.(8)

10.3.4     Employment Agreement with W. Robert Stover.(10)

10.5       Nonstatutory Stock Option Agreement for fiscal 1989.(1)

10.6       Nonstatutory Stock Option Agreement for fiscal 1990.(1)

10.7       Western Staff Services, Inc. 1996 Stock Option/Stock Issuance Plan.(9)

10.7.1     Form of Notice of Grant of Stock Option.(9)

10.7.2     Form of Stock Option Agreement.(9)

10.7.3     Form of Addendum to Stock Option Agreement (Involuntary Termination Following a Corporate
           Transaction).(2)

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
10.7.4     Form of Notice of Grant of Automatic Stock Option.(2)

10.7.5.    Form of Automatic Stock Option Agreement.(2)

10.7.6.    Form of Stock Issuance Agreement.(2)

10.8       Credit Agreement dated as of February 21, 1996 among Western Staff Services, Inc., Bank of
           America National Trust and Savings Association, Sanwa Bank California and certain other financial institutions.(1)

10.8.1     Waiver and First Amendment to Credit Agreement dated as of June 9, 1996.(3)

10.8.2     Waiver and Second Amendment to Credit Agreement dated as of September 30, 1996.(2)

10.8.3     Third Amendment to Credit Agreement and Assumption Agreement dated as of March 31, 1997.(4)

10.8.4     Waiver and Fourth Amendment to Credit Agreement dated as of August 22, 1997.(5)

10.8.5     Waiver and Fifth Amendment to Credit Agreement dated as of September 30, 1997.(5)

10.8.6     Waiver and Sixth Amendment to Credit Agreement dated as of November 14, 1997.(5)

10.8.7     Credit Agreement dated as of March 4, 1998.(6)

10.8.8     First Amendment to Credit Agreement dated as of May 15, 1998.(7)

10.8.9     Note Purchase Agreement dated May 15, 1998.(7)

10.8.10    Second Amendment to Credit Agreement dated as of July 23, 1998.(8)

10.8.11    First Amendment to Note Purchase Agreement dated as of November 16, 1998.(10)

10.8.12    Third Amendment to Credit Agreement dated as of January 22, 1999.(11)

10.8.13    Second Amendment to Note Purchase Agreement and Transaction Documents.(12)

10.8.14    Consent to Asset Sale and Release of Liens.(12)

10.8.15    Fourth Amendment to Credit Agreement dated as of December 15, 1999.

10.9       Deed of Trust & Assignment of Rents dated June 21, 1994 by and between Western Staff
           Services, Inc., First Bancorp and Sanwa Bank California.(1)

10.9.1     Tax Indemnification Agreement by and among the Company and the current stockholders of the
           Company.(1)

10.9.2     Amendment of Commercial Credit Agreement and Modification of Deed of Trust as of June 6,
           1996.(2)

10.10      Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.(1)

10.11      Western Staff Services, Inc. 1996 Employee Stock Purchase Plan.(2)

10.11.1    Stock Purchase Agreement for 1996 Employee Stock Purchase Plan.(2)

10.11.2    Form of Enrollment/Change Form for 1996 Employee Stock Purchase Plan.(2)

10.11.3    International Employee Stock Purchase Plan.(2)

10.11.4    Stock Purchase Agreement for International Employee Stock Purchase Plan.(2)

10.11.5    Form of Enrollment/Change Form for International Employee Stock Purchase Plan.(2)

10.12      Exchange Agreement between the Company and W. Robert Stover.(1)

10.13      Form of Employment Contract with certain Named Executive Officers.(1)

 EXHIBIT
 NUMBER                                             DESCRIPTION
---------  ---------------------------------------------------------------------------------------------
21.1       Subsidiaries of the Company.

23.1       Consent of Arthur Andersen LLP, current independent public accountants.

23.2       Consent of PricewaterhouseCoopers LLP, former independent accountants;

24.1       Power of Attorney (see page 37).

27.1       Financial Data Schedule.

------------------------

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

 (9) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

 (10) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

 (11) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 23, 1999.

 (12) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 10, 1999.

    (b) Reports on Form 8-K

       Current Report on Form 8-K dated May 27, 1999 filed with the Securities and Exchange Commission on May 27, 1999.

       Current Report on Form 8-K dated August 25, 1999 filed with the Securities and Exchange Commission on September 1, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WESTAFF, INC.

                                                       By:            /s/ MICHAEL K. PHIPPEN
                                                            -----------------------------------------
                                                                        Michael K. Phippen
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       Date: January 27, 2000

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ W. ROBERT STOVER
     -------------------------------------------       Chairman of the Board          January 27, 2000
                  W. Robert Stover

                                                       President, Chief Executive
               /s/ MICHAEL K. PHIPPEN                    Officer and Director
     -------------------------------------------         (Principal Executive         January 27, 2000
                 Michael K. Phippen                      Officer)

                 /s/ PAUL A. NORBERG                   Executive Vice President,
     -------------------------------------------         Chief Financial Officer and  January 27, 2000
                   Paul A. Norberg                       Director

                /s/ DIRK A. SODESTROM                  Senior Vice President and
     -------------------------------------------         Controller (Principal        January 27, 2000
                  Dirk A. Sodestrom                      Accounting Officer)

              /s/ GILBERT L. SHEFFIELD
     -------------------------------------------       Director                       January 27, 2000
                Gilbert L. Sheffield

                /s/ JACK D. SAMUELSON
     -------------------------------------------       Director                       January 27, 2000
                  Jack D. Samuelson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westaff, Inc.:

    We have audited the accompanying consolidated balance sheet of Westaff, Inc. and its subsidiaries as of October 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Westaff, Inc. as of October 31, 1998 and for the year ended November 1, 1997, were audited by other auditors whose report dated January 22, 1999 expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries as of October 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II "Valuation and Qualifying Accounts and Reserves" is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------

ARTHUR ANDERSEN LLP

San Francisco, California
December 22, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Westaff, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 32 present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries at October 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 22, 1999

                                 WESTAFF, INC.

                          CONSOLIDATED BALANCE SHEETS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   OCTOBER 30,      OCTOBER 31,
                                                                                      1999             1998
                                                                                 ---------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents....................................................    $     3,048      $     4,651
  Trade accounts receivable, less allowance for doubtful accounts of $1,654 and
  $786.........................................................................         92,414           87,552
  Due from licensees...........................................................          4,993            3,235
  Deferred income taxes........................................................          9,826            6,725
  Net assets of discontinued operations........................................          4,234           23,753
  Other current assets.........................................................          8,658            5,705
                                                                                   -----------      -----------
  Total current assets.........................................................        123,173          131,621

Property, plant and equipment, net.............................................         23,671           21,320
Deferred income taxes..........................................................          4,434            3,981
Intangible assets, net of accumulated amortization of $10,187 and $7,773.......         37,238           37,678
Other long-term assets.........................................................          2,314            2,545
                                                                                   -----------      -----------
                                                                                   $   190,830      $   197,145
                                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings........................................................    $    11,000      $    15,600
  Current portion of loans payable.............................................          3,100            3,851
  Current portion of note payable to related party.............................                             972
  Accounts payable and accrued expenses........................................         48,917           52,787
  Income taxes payable.........................................................            303              709
                                                                                   -----------      -----------
    Total current liabilities..................................................         63,320           73,919

Loans payable..................................................................         41,608           44,708
Other long-term liabilities....................................................         10,961           11,035
                                                                                   -----------      -----------
Total liabilities..............................................................        115,889          129,662
                                                                                   -----------      -----------
Commitments and contingencies (Notes 2, 12 and 14)

Stockholders' equity:
  Preferred stock, $.01 par value;
    authorized and unissued: 1,000 shares
  Common stock, $.01 par value; authorized: 25,000 shares; issued:
    15,948 shares at October 30, 1999 and October 31, 1998.....................            159              159
  Additional paid-in-capital...................................................         37,382           37,341
  Retained earnings............................................................         38,795           32,679
  Accumulated other comprehensive income.......................................           (900)            (774)
                                                                                   -----------      -----------
                                                                                        75,436           69,405
                                                                                   -----------      -----------
  Less treasury stock at cost, 72 shares at October 30, 1999
    and 108 shares at October 31, 1998.........................................            495            1,922
                                                                                   -----------      -----------
  Total stockholders' equity...................................................         74,941           67,483
                                                                                   -----------      -----------
                                                                                   $   190,830      $   197,145
                                                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                      FISCAL YEAR ENDED
                                                                            -------------------------------------
                                                                            OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,
                                                                               1999         1998         1997
                                                                            -----------  -----------  -----------
Sales of services.........................................................   $ 647,469    $ 597,614    $ 529,042
License fees..............................................................       3,283        2,095        1,034
                                                                             ---------    ---------    ---------
Total sales of services and license fees..................................     650,752      599,709      530,076
Costs of services.........................................................     512,790      472,783      423,334
                                                                             ---------    ---------    ---------
Gross profit..............................................................     137,962      126,926      106,742
Franchise agents' share of gross profit...................................      17,079       16,709       17,307
Selling and administrative expenses.......................................      87,367       79,245       68,368
Depreciation and amortization.............................................       8,166        6,952        5,544
                                                                             ---------    ---------    ---------
Operating income from continuing operations...............................      25,350       24,020       15,523
Interest expense..........................................................       2,524        1,563          600
Interest income...........................................................        (330)        (457)        (413)
                                                                             ---------    ---------    ---------
Income from continuing operations before income taxes.....................      23,156       22,914       15,336
Provision for income taxes................................................       9,149        9,166        6,126
                                                                             ---------    ---------    ---------
Income from continuing operations.........................................      14,007       13,748        9,210
                                                                             ---------    ---------    ---------
Discontinued operations:

(Loss) income from discontinued operations, net of income taxes                              (6,275)         346
Loss on disposal, net of income taxes.....................................      (6,611)      (3,543)
                                                                             ---------    ---------    ---------
Total discontinued operations, net of income taxes........................      (6,611)      (9,818)         346
                                                                             ---------    ---------    ---------
Net income................................................................   $   7,396    $   3,930    $   9,556
                                                                             =========    =========    =========
Earnings (loss) per share:

  Continuing operations:
    Basic.................................................................   $    0.88    $    0.88    $    0.60
                                                                             =========    =========    =========
    Diluted...............................................................   $    0.88    $    0.87    $    0.60
                                                                             =========    =========    =========
  Discontinued operations:
    Basic.................................................................   $   (0.42)   $   (0.63)   $    0.02
                                                                             =========    =========    =========
    Diluted...............................................................   $   (0.42)   $   (0.62)   $    0.02
                                                                             =========    =========    =========
  Net income:
    Basic.................................................................   $    0.47    $    0.25    $    0.62
                                                                             =========    =========    =========
    Diluted...............................................................   $    0.47    $    0.25    $    0.62
                                                                             =========    =========    =========
Weighted average shares outstanding--basic................................      15,862       15,569       15,420
                                                                             =========    =========    =========
Weighted average shares outstanding--diluted..............................      15,863       15,774       15,424
                                                                             =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                               COMMON STOCK       ADDITIONAL               CUMULATIVE       TREASURY STOCK
                                          ----------------------    PAID-IN    RETAINED     CURRENCY     --------------------
                                           SHARES      AMOUNT       CAPITAL    EARNINGS    TRANSLATION    SHARES     AMOUNT
                                          ---------  -----------  -----------  ---------  -------------  ---------  ---------
Balance at November 2, 1996.............     15,507   $     103    $  29,068   $  19,527    $     554
  Comprehensive income:
    Net income..........................                                           9,556
    Currency translation adjustments....                                                         (643)
  Total comprehensive income............
  Purchase of treasury stock............                                                                 $     179  $  (1,179)
  Stock issued under employees' stock
    purchase and option plans...........                                   5         (89)                      (65)       394
                                          ---------   ---------    ---------   ---------    ---------    ---------  ---------
Balance at November 1, 1997.............     15,507         103       29,073      28,994          (89)         114       (785)
  Comprehensive income:
    Net income..........................                                           3,930
    Currency translation adjustments....                                                         (685)
  Total comprehensive income............
  Three-for-two common stock split......                     52          (52)
  Purchase of treasury stock............                                                                       180     (3,026)
  Stock issued under employees' stock
    purchase and option plans...........         20                      169        (245)                     (186)     1,889
  Stock issued in connection with
    acquisitions........................        421           4        7,996
  Other.................................                                 155
                                          ---------   ---------    ---------   ---------    ---------    ---------  ---------
Balance at October 31, 1998.............     15,948         159       37,341      32,679         (774)         108     (1,922)
  Comprehensive income:
    Net income..........................                                           7,396
    Currency translation adjustments....                                                         (126)
  Total comprehensive income............
  Purchase of treasury stock............                                                                       100       (675)
  Stock issued under employees' stock
    purchase and option plans...........                                          (1,280)                     (136)     2,102
  Other.................................                                  41
                                          ---------   ---------    ---------   ---------    ---------    ---------  ---------
Balance at October 30, 1999.............     15,948   $     159    $  37,382   $  38,795    $    (900)          72  $    (495)
                                          =========   =========    =========   =========    =========    =========  =========


                                            TOTAL
                                          ---------
Balance at November 2, 1996.............  $  49,252
  Comprehensive income:
    Net income..........................
    Currency translation adjustments....
  Total comprehensive income............      8,913
  Purchase of treasury stock............     (1,179)
  Stock issued under employees' stock
    purchase and option plans...........        310
                                          ---------
Balance at November 1, 1997.............     57,296
  Comprehensive income:
    Net income..........................
    Currency translation adjustments....
  Total comprehensive income............      3,245
  Three-for-two common stock split......
  Purchase of treasury stock............     (3,026)
  Stock issued under employees' stock
    purchase and option plans...........      1,813
  Stock issued in connection with
    acquisitions........................      8,000
  Other.................................        155
                                          ---------
Balance at October 31, 1998.............     67,483
  Comprehensive income:
    Net income..........................
    Currency translation adjustments....
  Total comprehensive income............      7,270
  Purchase of treasury stock............       (675)
  Stock issued under employees' stock
    purchase and option plans...........        822
  Other.................................         41
                                          ---------
Balance at October 30, 1999.............  $  74,941
                                          =========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                      FISCAL YEAR ENDED
                                                                            -------------------------------------
                                                                            OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,
                                                                               1999         1998         1997
                                                                            -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................................   $   7,396    $   3,930    $   9,556
  Adjustments to reconcile net income to net cash from operating activities:
      Loss from discontinued operations...................................       6,611        9,818
      Depreciation........................................................       5,729        5,241        4,642
      Amortization of intangible assets...................................       2,437        1,711        1,370
      Provision for losses on doubtful accounts...........................       2,458        1,094        1,170
      Deferred income taxes...............................................      (3,552)      (8,451)      (4,089)
      Other non-cash charges..............................................                      153
      Changes in assets and liabilities:
        Trade accounts receivable.........................................      (7,502)      (9,086)     (23,379)
        Due from licensees................................................      (1,759)      (1,192)      (3,260)
        Other assets......................................................      (3,201)      (2,451)         741
        Accounts payable and accrued expenses.............................      (3,680)      13,100        4,970
        Income taxes payable..............................................        (378)      (4,160)       1,683
        Other long-term liabilities.......................................         (72)         905        1,306
                                                                             ---------    ---------
Net cash provided by continuing operations................................       4,487       10,612
Net cash provided by (used in) discontinued operations....................      10,935       (6,185)
                                                                             ---------    ---------    ---------
Net cash provided by (used in) operating activities.......................      15,422        4,427       (5,290)
                                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................................      (8,205)      (8,946)      (5,831)
  Decrease (increase) in notes receivable.................................          72       (2,080)          50
  Payments for intangibles and other investments..........................      (1,660)     (15,386)      (7,672)
  Investing activities of discontinued operations.........................       1,675       (2,645)
  Other, net..............................................................         472          724           95
                                                                             ---------    ---------    ---------
Net cash used in investing activities.....................................      (7,646)     (28,333)     (13,358)
                                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (repayments) borrowings under line of credit agreements.............      (4,600)      (4,100)      10,900
  Repayments of note to related party.....................................        (972)        (973)        (973)
  Proceeds from issuance of loans payable.................................                   50,900       15,626
  Principal payments on loans payable.....................................      (3,847)     (20,824)      (1,420)
  Issuance of common stock................................................         822        1,813          310
  Repurchase of common stock..............................................        (675)      (3,026)      (1,179)
  Distributions to stockholders...........................................                                (2,500)
                                                                             ---------    ---------    ---------
Net cash (used in) provided by financing activities.......................      (9,272)      23,790       20,764
                                                                             ---------    ---------    ---------
Effect of exchange rate on cash...........................................        (107)         (29)        (169)
                                                                             ---------    ---------    ---------
Net change in cash and cash equivalents...................................      (1,603)        (145)       1,947
Cash and cash equivalents at beginning of year............................       4,651        4,796        2,849
                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year..................................   $   3,048    $   4,651    $   4,796
                                                                             =========    =========    =========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED
                                                                            ---------------------------------------
                                                                            OCTOBER 30,  OCTOBER 31,   NOVEMBER 1,
                                                                               1999         1998          1997
                                                                            -----------  -----------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest..............................................................   $   4,266    $   2,478     $   1,783
    Income taxes (net of refunds).........................................      12,429       15,373         8,148

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions....................................                $   8,000

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

  BASIS OF PRESENTATION

  Westaff, Inc. (the Parent and formerly Western Staff Services, Inc.), a Delaware corporation, and its domestic and foreign subsidiaries (together, the Company), provide temporary staffing services in the United States, the United Kingdom, Denmark, Australia, New Zealand and Norway. The consolidated financial statements include the accounts of Westaff, Inc. and its domestic and foreign subsidiaries. Material intercompany accounts and transactions have been eliminated.

  DISCONTINUED OPERATIONS

  In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note 3). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Balance Sheets at October 30, 1999 and
  October 31, 1998, has segregated the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1999, fiscal 1998 and fiscal 1997 and has segregated cash flows from discontinued operations in the Consolidated Statements of Cash Flows for fiscal 1999 and fiscal 1998. The Notes to Consolidated Financial Statements reflect the classification of the medical operations as discontinued operations.

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

  FISCAL YEAR

  The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal years 1999, 1998 and 1997 each included 52 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

  CASH AND CASH EQUIVALENTS

  The Company considers all investments with initial maturities at purchase of three months or less to be cash equivalents.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and the licensee, the advances are reduced as remittances are received related to the licensee trade accounts receivable. Licensees have pledged trade receivables of $5,713 and $5,132 at October 30, 1999 and October 31, 1998, respectively, as collateral for such advances. Sales from continuing operations generated by license offices were $42,843, $29,567 and $16,704 for fiscal 1999, 1998 and 1997, respectively.

  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are twenty-five to thirty-one years for buildings and three to ten years for furniture and equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases. The Company capitalizes internal and external costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  During fiscal years 1999, 1998 and 1997 and the Company consummated acquisitions with total purchase prices of $887, $25,724 and $7,053, respectively. Tangible assets and specifically identifiable intangible assets associated with these acquisitions amounted to $118 for fiscal 1999 and $931 for fiscal 1998. The remaining purchase prices for these acquisitions were allocated to goodwill. Specifically identifiable intangible assets consist primarily of covenants not to compete and are amortized on a straight-line basis over the stated term of the agreement. Goodwill (net $35,152 and $34,809 at October 30, 1999 and October 31, 1998, respectively) is amortized over the useful life of the specific acquired entity and ranges from 20 to 40 years. Certain of these acquisitions included additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods. When such contingencies are earned, the additional cost is added to the affected intangible assets and amortized over the remaining life of the asset. Contingencies earned during fiscal 1999 and 1998 on acquisitions consummated during fiscal 1998 and 1997 totaled $1,018 and $1,597, respectively. Unaudited pro forma information regarding revenues and net income has not been provided since the effect of these acquisitions was not material.

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

  WORKERS' COMPENSATION

  The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500 per claim for policy years 1999, 1998 and 1997. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. Annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred and reported and claims incurred but not reported, based on the Company's historical loss development trends. The amounts calculated may be subsequently revised by the actuary based on developments relating to such claims. In order to give recognition to obligations associated with the Company's workers' compensation program which are not expected to be paid in the following fiscal year, the Company has included $10,600 in other long-term liabilities at October 30, 1999 and October 31, 1998.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  TRANSLATION OF FOREIGN CURRENCIES

  The functional currency for each of the Company's foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and all revenue and expense accounts are translated using weighted average exchange rates. Translation adjustments and gains or losses on intercompany foreign currency transactions that are of a long-term investment nature are included as a separate component of stockholders' equity.

  COMPREHENSIVE INCOME

  Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires presentation of comprehensive income (net income plus all other changes in net assets from nonowner sources) and its components in the financial statements. The Company has changed the format of its consolidated statements of stockholders' equity to present comprehensive income. Accumulated other comprehensive income shown in the consolidated balance sheets at October 30, 1999 and October 31, 1998 is solely comprised of cumulative foreign currency translations. Income taxes have not been provided on foreign currency translation adjustments since such taxes would be immaterial.

3. DISCONTINUED OPERATIONS

  In November 1998, the Company announced its decision to sell Western Medical, a wholly owned subsidiary providing temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and license offices.

  During the first and second quarters of fiscal 1999, the Company completed the sale of certain of its franchise agent and company-owned medical offices and also entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. As of October 30, 1999, the Company has received $1,689 in cash proceeds from the sale with additional proceeds due of $1,046.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3. DISCONTINUED OPERATIONS (CONTINUED)

  During fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6,611. These losses primarily represent reserves for trade and Medicare accounts receivable and due from licensee balances. The losses also include additional operating losses resulting from the extended period required to close the sale and a reduction in the estimated proceeds therefrom.

  During fiscal 1998, the Company recorded an after-tax loss from discontinued operations of $6,275. This loss was related primarily to reduced revenues in connection with Medicare's Interim Payment System enacted as part of the Balanced Budget Act of 1997, reduced revenues as a result of settlement of a prior year Medicare audit, additional reserves for Medicare accounts receivable, increases in allowances for doubtful accounts and other charges. In addition, during fiscal 1998 the company recorded an after-tax charge on the planned disposal of its medical operations of $3,543 which included an estimated charge for the write down of assets to estimated net realizable value, estimated costs to be incurred in selling the operation and estimated operating losses to be incurred during the disposal period.

  Summarized information on the discontinued operations is as follows:

                                                                                      FISCAL YEAR ENDED
                                                                            -------------------------------------
                                                                            OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,
                                                                               1999         1998         1997
                                                                            -----------  -----------  -----------
Income statement data:
  Revenues................................................................                $  54,904    $  46,732
  Costs and expenses......................................................                   65,268       46,145
                                                                                          ---------    ---------
  Operating (loss) income.................................................                  (10,364)         587
  Income tax (benefit) expense............................................                   (4,089)         241
                                                                                          ---------    ---------
  (Loss) income from discontinued operations, net of income taxes.........                   (6,275)         346
                                                                                          ---------    ---------
  Estimated loss on disposal..............................................   $ (10,987)      (6,000)
  Income tax benefit......................................................      (4,376)      (2,457)
                                                                             ---------    ---------
  Estimated loss on disposal, net of income taxes.........................      (6,611)      (3,543)
                                                                             ---------    ---------
  Total discontinued operations...........................................   $  (6,611)   $  (9,818)   $     346
                                                                             =========    =========    =========
Balance sheet data:
  Current assets (primarily receivables)..................................   $   4,588    $  21,675
  Property, plant and equipment, net......................................                    2,085
  Intangible assets, net..................................................                    5,712
  Other assets............................................................         108          285
  Current liabilities.....................................................        (449)      (5,930)
  Noncurrent liabilities..................................................         (13)         (74)
                                                                             ---------    ---------
  Net assets of discontinued operations...................................   $   4,234    $  23,753
                                                                             =========    =========

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                             OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,
                                                                                1999         1998         1997
                                                                             -----------  -----------  -----------
Income from continuing operations..........................................   $  14,007    $  13,748    $   9,210
                                                                              ---------    ---------    ---------
  Denominator for basic earnings per share--
    weighted average shares................................................      15,862       15,569       15,420
Effect of dilutive securities:
  Stock options............................................................           1          205            4
                                                                              ---------    ---------    ---------
  Denominator for diluted earnings per share--
    adjusted weighted average shares and assumed conversions...............      15,863       15,774       15,424
                                                                              =========    =========    =========
Basic earnings per share...................................................   $    0.88    $    0.88    $    0.60
                                                                              =========    =========    =========
Diluted earnings per share.................................................   $    0.88    $    0.87    $    0.60
                                                                              =========    =========    =========
  Antidilutive weighted shares
    excluded from diluted earnings per share...............................         742                       610
                                                                              =========    =========    =========

 Antidilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be antidilutive.

5. TRANSACTIONS WITH RELATED PARTIES

  The Company has a management agreement with Western Video Images, Inc. (WVI), a company wholly owned by the Chairman of the Board and principal stockholder of the Parent, whereby the Company provides certain accounting, tax, legal, administrative and management services to WVI and charges a fee based upon the gross sales of WVI. Management fees charged to WVI were $52, $149 and $180, respectively, for fiscal 1999, 1998 and 1997. The Parent is also the lessee for one of the facilities in which WVI operates; however, WVI is charged for all costs of the lease. Lease payments under this obligation for fiscal 2000 are $336. The lease terminates in October, 2000 and it is not anticipated that the Parent will renew the lease. During October 1995, the Company bought the operations of one of its franchise agents for a total purchase price of $5,913. Of this purchase price, $5,793 was allocated to goodwill, $25 was allocated to covenants not to compete and $95 was allocated to property, plant and equipment. This franchise agent became an employee of the Company as a result of this transaction. The Company paid $1,500 in cash on the closing date and paid an additional $4,413 through fiscal 1999.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                                                          OCTOBER 30,  OCTOBER 31,
                                                                                             1999         1998
                                                                                          -----------  -----------
Land....................................................................................   $   1,366    $   1,366
Buildings...............................................................................       7,610        7,493
Equipment, furniture and fixtures.......................................................      41,459       34,765
                                                                                           ---------    ---------
                                                                                              50,435       43,624

Less accumulated depreciation and amortization..........................................     (26,764)     (22,304)
                                                                                           ---------    ---------
                                                                                           $  23,671    $  21,320
                                                                                           =========    =========

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

  Short-term borrowings outstanding at October 30, 1999 and October 31, 1998 under the revolving credit agreement were $11,000 and $15,600, respectively, with weighted average interest rates of 6.8% at October 30, 1999 and 6.4% at October 31, 1998. At October 30, 1999, the Company had irrevocable standby letters of credit totaling $8,550 outstanding as collateral to support the workers' compensation program. These letters of credit expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to the holder.

  The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum of $20,000. Total advances are also limited under formulas based on total debt to total capitalization and on earnings before interest, taxes, depreciation and amortization (EBITDA). At October 30, 1999, the Company was in compliance with these covenants.

  On May 20, 1998, the Company completed a private placement of 10-year senior secured notes totaling $30,000 payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings of $22,600 under the revolving credit agreement, with the remainder used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is a maximum total debt to capitalization ratio of 55%. The Company was in compliance with these covenants as of October 30, 1999.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7. SHORT-TERM BORROWINGS AND LOANS PAYABLE (CONTINUED)

    Loans payable consist of the following:

                                                                                          OCTOBER 30,  OCTOBER 31,
                                                                                             1999         1998
                                                                                          -----------  -----------
Variable rate term loan issued under a senior secured credit facility, collateralized by the assets of the Company, interest 6.6% at October 30, 1999 and 6.1% at October 31,
  1998..................................................................................   $  13,250    $  16,250
Senior secured notes payable, collateralized by the assets of the Company with
  semi-annual interest payments at 6.8% per annum.......................................      30,000       30,000
Variable and fixed rate note payable, collateralized by deeds of trust, interest 7.3% at
  October 30, 1999, due monthly to 2001.................................................       1,458        1,559
Other...................................................................................                      750
                                                                                           ---------    ---------
                                                                                              44,708       48,559
Less current portion....................................................................      (3,100)      (3,851)
                                                                                           ---------    ---------
                                                                                           $  41,608    $  44,708
                                                                                           =========    =========

The fair value of the loans payable approximates the carrying value as of October 30, 1999 based on current rates available to the Company for debt with similar terms. Maturities of loans payable for each of the next five fiscal years are as follows: 2000--$3,100; 2001--$4,358; 2002--$7,286; 2003--$7,286;
2004--$5,536 and thereafter; $17,142.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following:

                                                                                          OCTOBER 30,  OCTOBER 31,
                                                                                             1999         1998
                                                                                          -----------  -----------
Accounts payable........................................................................   $   2,899    $   4,105
Checks outstanding in excess of bank balances...........................................       8,665        8,424
Accrued payroll and payroll taxes.......................................................      20,463       19,587
Accrued insurance/workers' compensation.................................................       9,928       11,052
Other...................................................................................       6,962        9,619
                                                                                           ---------    ---------
                                                                                           $  48,917    $  52,787
                                                                                           =========    =========

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

9. INCOME TAXES

  The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                                      FISCAL YEAR ENDED
                                                                            -------------------------------------
                                                                            OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,
                                                                               1999         1998         1997
                                                                            -----------  -----------  -----------
Domestic..................................................................   $  22,722    $  21,400    $  13,004
Foreign...................................................................         434        1,514        2,332
                                                                             ---------    ---------    ---------
  Income from continuing operations before income taxes...................   $  23,156    $  22,914    $  15,336
                                                                             =========    =========    =========

  The provision (benefit) for income taxes from continuing operations consists of the following:

                                                                                      FISCAL YEAR ENDED
                                                                            -------------------------------------
                                                                            OCTOBER 30,  OCTOBER 31,  NOVEMBER 1,
                                                                               1999         1998         1997
                                                                            -----------  -----------  -----------
CURRENT:
  State and local.........................................................   $   3,806    $   3,190    $   1,618
  Federal.................................................................      12,746       13,811        7,743
  Foreign.................................................................         649          836          767
                                                                             ---------    ---------    ---------
                                                                                17,201       17,837       10,128
                                                                             ---------    ---------    ---------
DEFERRED:
  State and local.........................................................      (2,079)      (1,379)        (832)
  Federal.................................................................      (5,447)      (7,181)      (3,165)
  Foreign.................................................................        (526)        (111)          (5)
                                                                             ---------    ---------    ---------
                                                                                (8,052)      (8,671)      (4,002)
                                                                             ---------    ---------    ---------
                                                                             $   9,149    $   9,166    $   6,126
                                                                             =========    =========    =========

  The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is as follows:

                                                                                             FISCAL YEAR ENDED
                                                                            ---------------------------------------------------
                                                                              OCTOBER 30,      OCTOBER 31,       NOVEMBER 1,
                                                                                 1999             1998              1997
                                                                            ---------------  ---------------  -----------------
Federal statutory income tax rate.........................................            35%              35%               35%
Tax on income of foreign subsidiaries.....................................                              1                (1)
State taxes, net of federal income tax benefit............................             6                5                 5
Other.....................................................................            (1)              (1)                1
                                                                               ---------        ---------         ---------
Effective income tax rate.................................................            40%              40%               40%
                                                                               =========        =========         =========

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

9. INCOME TAXES (CONTINUED)

  The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

                                                                                                1999       1998
                                                                                              ---------  ---------
Workers' compensation.......................................................................  $   8,628  $  11,033
Accruals relating to discontinued operations................................................      3,443      2,351
Other liabilities and accruals..............................................................      1,833      1,536
State and foreign net operating loss carryforwards..........................................      1,443
Other.......................................................................................                   169
                                                                                              ---------  ---------
  Gross deferred tax assets.................................................................     15,347     15,089
                                                                                              ---------  ---------
Depreciation and amortization...............................................................        724        954
S corporation cash basis accounting adjustment..............................................                 3,136
Other.......................................................................................        363        293
                                                                                              ---------  ---------
  Gross deferred tax liabilities............................................................      1,087      4,383
                                                                                              ---------  ---------
Net deferred tax asset......................................................................  $  14,260  $  10,706
                                                                                              =========  =========

  No valuation allowance has been established for temporary differences. Based on historical income, internal forecasts and industry trends, management believes that it is more likely than not that the Company will generate future pretax income in sufficient amounts to realize the full benefit of these temporary differences.

  At October 30, 1999, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $1,628. Income taxes have not been provided on the undistributed earnings because they have been permanently reinvested in the foreign subsidiary. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, such income taxes would not be material to the Company's financial position or results of operations.

10. SAVINGS PLANS

   The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible employees. Under both the deferred and 401(k) savings plans, employees may elect to contribute up to 15% of their annual compensation, with the Company matching 25% of participant contributions up to the first 10% of annual compensation. Contributions for continuing operations were $297, $249, and $250 for fiscal 1999, 1998 and 1997, respectively.

11. STOCKHOLDERS' EQUITY

   TREASURY STOCK

   During fiscal 1999, the Company repurchased 100 shares of common stock on the open market for aggregate cash consideration of $675. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During fiscal 1999, the Company reissued 136 shares with aggregate cash proceeds of $822. When treasury shares are reissued, any excess of the proceeds over the acquisition cost of the shares is credited to additional paid-in-capital. Excess

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

11. STOCKHOLDERS' EQUITY (CONTINUED)

   acquisition cost over the proceeds from reissuance, determined on a first-in first-out basis, is charged to additional paid-in-capital to the extent of previous net "gains", and then to retained earnings.

   STOCK OPTION PLANS

   The Company has two stock option plans (the Plans). The 1989/1990 Stock Option Plan provides for the granting of nonqualified options to executives and key employees to purchase the Company's common stock. The options vested during fiscal 1994 and fiscal 1995 and are exercisable at $6.40 per share for options granted in fiscal 1989 and $7.01 per share for options granted in fiscal 1990. Options must be exercised within five years subsequent to the vesting date. Options to purchase 10 shares are outstanding at October 31, 1999. No further grants may be made under the 1989/1990 plan.

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

   The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, compensation cost is not recognized for incentive and nonqualified stock options. Pro forma information regarding net income and earnings per common share is required by Statement of Financial Accounting Standards No. 123 (SFAS 123) as if the Company had accounted for its employee stock options under the fair value method rather than the intrinsic method under APB 25. If compensation cost had been determined under SFAS 123, the Company's net income would have been reduced by $1,002, $965 and $788 for fiscal 1999, 1998 and 1997, respectively, and earnings per share for those years would have been reduced by $0.06, $0.06 and $0.05, respectively. Since stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

   The fair value of each option included in the following table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 1999, 1998 and 1997, respectively: zero dividend yield, expected volatility of 74.0%, 69.0% and 63.0%, expected lives of 6 years; and risk-free interest rates of 5.4%, 5.7% and 6.6%.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

11. STOCKHOLDERS' EQUITY (CONTINUED)

   The following summarizes the stock option transactions under the two plans:

                                                                                                                NOVEMBER 1,
                                                                                         OCTOBER 31, 1998
                                                            OCTOBER 30, 1999        --------------------------     1997
                                                      ----------------------------                 WEIGHTED     -----------
                                                                      WEIGHTED                      AVERAGE
                                                                       AVERAGE                     EXERCISE
                                                        SHARES     EXERCISE PRICE     SHARES         PRICE        SHARES
                                                      ----------------------------  --------------------------  -----------
Options outstanding, beginning of year..............         786      $    9.91            648     $    9.13           650
  Granted...........................................          11           6.18            295         11.16            26
  Exercised.........................................         (11)          6.41           (127)         9.19            (2)
  Cancelled.........................................         (40)          9.38            (30)         8.34           (26)
                                                      ----------------------------  --------------------------  -----------
Options outstanding, end of year....................         746      $    9.93            786     $    9.91           648
                                                      ============================  ==========================  ===========
Options exercisable, end of year....................         457      $    9.39            288     $    9.09           238
                                                      ============================  ==========================  ===========
Options available for grant, end of year............         687                           658                         929
                                                      ============================  ==========================  ===========
  Weighted average fair value of options granted
    during the year.................................                  $    4.27                    $    7.42
                                                                      =========                    =========


                                                         WEIGHTED
                                                          AVERAGE
                                                      EXERCISE PRICE

Options outstanding, beginning of year..............     $    9.24
  Granted...........................................          6.35
  Exercised.........................................          9.33
  Cancelled.........................................          9.29

Options outstanding, end of year....................     $    9.13

Options exercisable, end of year....................     $    9.08

Options available for grant, end of year............

  Weighted average fair value of options granted
    during the year.................................     $    4.08
                                                         =========

   The following table summarizes information about stock options outstanding at October 30, 1999:

                                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                            ---------------------------------------------------  ------------------------------
                                                          WEIGHTED AVERAGE
                                                              REMAINING
                                                          CONTRACTUAL LIFE    WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                                                               EXERCISE PRICE                  EXERCISE PRICE
         RANGE OF EXERCISE PRICES             SHARES                                               SHARES
------------------------------------------  ---------------------------------------------------  ------------------------------
$ 6.00-- 8.50                                       42             6.84           $    6.95              20       $    6.90
$ 9.33-- 9.50                                      427             6.32                9.34             351            9.34
$ 9.58--16.17                                      277             8.31               11.30              86           10.19
                                             ---------        ---------           ---------       ---------       ---------
$ 6.00--16.17                                      746             7.09           $    9.93             457       $    9.39
                                             =========        =========           =========       =========       =========

   EMPLOYEE STOCK PURCHASE PLAN

   Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company's common stock. As of October 31, 1999 shares issued under the plan totaled 267. The effect of this plan on the pro forma disclosures under SFAS 123 has not been included as the impact on net income and earnings per share is not material.

12. LEASES

   The Company leases real and personal property under operating leases which expire on various dates. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. U.S. rental expense from continuing operations amounted to $4,880 in fiscal 1999, $4,337 in fiscal 1998 and $3,382 in fiscal 1997. Rental expense for foreign subsidiaries was $1,222

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12. LEASES (CONTINUED)

   in fiscal 1999, $1,080 in fiscal 1998 and $999 in fiscal 1997. The Company also receives rental income from owned property and subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

   Future minimum lease payments for all leases at October 31, 1999 are as follows:

FISCAL YEAR
2000...................................................................................................  $   4,896
2001...................................................................................................      3,653
2002...................................................................................................      2,141
2003...................................................................................................      1,063
2004...................................................................................................        411
Thereafter.............................................................................................        308
                                                                                                         ---------
Total minimum lease payments...........................................................................  $  12,472
                                                                                                         =========

13. OPERATING SEGMENTS

   The Company has three reportable segments: domestic business services, international business services and medical services. Domestic business services provides temporary staffing services in clerical, light industrial and light technical positions through a network of company-owned, franchise agent and licensed offices. The segment consists of 18 geographically diverse company regions under the direction of regional managers and one combined franchise region, each identified as an operating segment. Revenues from domestic business services are derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS 131 for reporting purposes. International business services comprises company-owned offices providing clerical and light industrial temporary staffing services in Australia, New Zealand, Norway, Denmark and the United Kingdom. The Company employs a managing director for each country who oversees all operations in that country. Revenues are attributed to each country based on the location of the respective country's principal offices. International operations have been combined into one reportable segment under the provisions of SFAS 131 as they share a majority of the aggregation criteria and are not individually reportable. The Company has discontinued the operations of its medical services segment (see Notes 1 and 3).

   The Company evaluates the performance of and allocates resources to the reportable segments based on operating income. The accounting policies of the segments are the same as those described in Note 2. Certain operating expenses of the Company's corporate headquarters, which are included in domestic business services, are charged to international business services in the form of royalties. Domestic assets relating to the generation of the royalties, primarily property, plant and equipment, have not been allocated due to impracticality and are not considered material for purposes of assessing performance and making operating decisions.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

13. OPERATING SEGMENTS (CONTINUED)

   The following summarizes reporting segment data for fiscal years 1999, 1998 and 1997:

                                                                     FISCAL YEAR ENDED OCTOBER 30, 1999
                                                           ------------------------------------------------------
                                                            DOMESTIC   INTERNATIONAL ADJUSTMENTS(1)  CONSOLIDATED
                                                           ----------  ------------  --------------  ------------
Total sales of services and license fees.................  $  558,314   $   92,438                    $  650,752
Operating income from continuing operations..............      24,700          650                        25,350
Depreciation and amortization............................       7,524          642                         8,166

Expenditures for puchases of fixed assets................       6,762        1,443                         8,205
Payments for intangibles and other.......................       1,609           51                         1,660
                                                           ----------   ----------                    ----------
Total expenditures for long lived assets.................  $    8,371   $    1,494                    $    9,865
                                                           ==========   ==========                    ==========
Total long lived assets..................................  $   56,426   $    4,483                    $   60,909
                                                           ==========   ==========                    ==========
Total assets.............................................  $  168,028   $   21,808     $      994     $  190,830
                                                           ==========   ==========     ==========     ==========

                                                                     FISCAL YEAR ENDED OCTOBER 31, 1998
                                                           ------------------------------------------------------
                                                            DOMESTIC   INTERNATIONAL ADJUSTMENTS(1)  CONSOLIDATED
                                                           ----------  ------------  --------------  ------------
Total sales of services and license fees.................  $  522,217   $   77,492                    $  599,709
Operating income from continuing operations..............      22,428        1,592                        24,020
Depreciation and amortization............................       6,348          604                         6,952

Expenditures for puchases of fixed assets................       8,441          505                         8,946
Payments for intangibles and other.......................      13,953        1,433                        15,386
                                                           ----------   ----------                    ----------
Total expenditures for long lived assets.................  $   22,394   $    1,938                    $   24,332
                                                           ==========   ==========                    ==========
Total long lived assets..................................  $   55,254   $    3,744                    $   58,998
                                                           ==========   ==========                    ==========
Total assets.............................................  $  160,496   $   18,774     $   17,875     $  197,145
                                                           ==========   ==========     ==========     ==========

                                                                     FISCAL YEAR ENDED NOVEMBER 1, 1997
                                                           ------------------------------------------------------
                                                            DOMESTIC   INTERNATIONAL ADJUSTMENTS(1)  CONSOLIDATED
                                                           ----------  ------------  --------------  ------------
Total sales of services and license fees.................  $  457,521   $   72,555                    $  530,076
Operating income from continuing operations..............      13,073        2,450                        15,523
Depreciation and amortization............................       5,024          520                         5,544

Expenditures for puchases of fixed assets................       4,174          649     $    1,008          5,831
Payments for intangibles and other.......................       2,915          917          3,840          7,672
                                                           ----------   ----------     ----------     ----------
Total expenditures for long lived assets.................  $    7,089   $    1,566     $    4,848     $   13,503
                                                           ==========   ==========     ==========     ==========

------------------------

(1) Adjustments reflect assets and expenditures related to discontinued operations and elimination of domestic investments in international subsidiaries.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

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

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following is a summary of the unaudited quarterly financial information for the fiscal years ended October 30, 1999 and October 31, 1998. The fourth quarter of fiscal years 1999 and 1998 consist of 16 weeks while all other quarters consist of 12 weeks.

                                                                       FIRST     SECOND      THIRD     FOURTH
                                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                                     ---------  ---------  ---------  ---------
FISCAL YEAR ENDED OCTOBER 30, 1999
Sales of services and license fees.................................  $ 137,082  $ 142,649  $ 150,044  $ 220,977
Gross profit.......................................................     28,738     30,164     32,191     46,869

Income from continuing operations..................................      2,340      2,866      3,514      5,287
Loss from discontinued operations..................................         --     (1,315)    (2,820)    (2,476)
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   2,340  $   1,551  $     694  $   2,811
                                                                     =========  =========  =========  =========
Basic and diluted income (loss) per common share
  Income from continuing operations................................  $    0.15  $    0.18  $    0.22  $    0.33
                                                                     =========  =========  =========  =========
  Loss from discontinued operations................................  $      --  $   (0.08) $   (0.18) $   (0.16)
                                                                     =========  =========  =========  =========
  Net income.......................................................  $    0.15  $    0.10  $    0.04  $    0.18
                                                                     =========  =========  =========  =========
FISCAL YEAR ENDED OCTOBER 31, 1998(1)
Sales of services and license fees.................................  $ 127,248  $ 128,338  $ 134,209  $ 209,914
Gross profit.......................................................     25,969     26,999     28,640     45,318

Income from continuing operations..................................      2,003      2,532      3,194      6,019
Income (loss) from discontinued operations.........................        233        168       (606)    (9,613)
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   2,236  $   2,700  $   2,588  $  (3,594)
                                                                     =========  =========  =========  =========
Income (loss) per common share
  Income from continuing operations
    Basic..........................................................  $    0.13  $    0.16  $    0.21  $    0.38
                                                                     =========  =========  =========  =========
    Diluted........................................................  $    0.13  $    0.16  $    0.20  $    0.38
                                                                     =========  =========  =========  =========
  Income (loss) from discontinued operations
    Basic..........................................................  $    0.02  $    0.01  $   (0.04) $   (0.61)
                                                                     =========  =========  =========  =========
    Diluted........................................................  $    0.02  $    0.01  $   (0.04) $   (0.60)
                                                                     =========  =========  =========  =========
  Net income
    Basic..........................................................  $    0.15  $    0.17  $    0.17  $   (0.23)
                                                                     =========  =========  =========  =========
    Diluted........................................................  $    0.15  $    0.17  $    0.16  $   (0.22)
                                                                     =========  =========  =========  =========

--------------------------

(1) Fiscal 1998 quarterly financial information has been restated to reflect the Company's medical operations as discontinued operations.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  SCHEDULE II
                             (AMOUNTS IN THOUSANDS)

                                                  ADDITIONS
                                   ---------------------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                    BEGINNING     COSTS AND       OTHER                      END OF
DESCRIPTION                          OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS       YEAR
-----------                        -----------   -----------   -----------   -----------   -----------
Fiscal Year Ended November 1,
  1997
  Allowance for doubtful
    accounts.....................    $  769        $ 1,170        $  0         $ 1,060       $  879
  Reserve on notes receivable....        50              0           0               0           50
  Valuation allowance on deferred
    tax asset....................        73              0           0               9           64

Fiscal Year Ended October 31,
  1998
  Allowance for doubtful
    accounts.....................    $  729        $   900        $  0         $   843       $  786
  Reserve on notes receivable....        50              0         244              40          254
  Valuation allowance on deferred
    tax asset....................        64              0           0              64            0
  Allowance for doubtful
    accounts--discontinued
    operations...................       150          1,854           0             116        1,888
  Disposal of discontinued
    operations...................         0          6,000           0               0        6,000

Fiscal Year Ended October 30,
  1999
  Allowance for doubtful
    accounts.....................    $  786        $ 2,458        $  0         $ 1,590       $1,654
  Reserve on notes receivable....       254              0           0              80          174
  Allowance for doubtful
    accounts--discontinued
    operations...................     1,888          5,713           0               0        7,601
  Disposal of discontinued
    operations...................     6,000          5,274           0          10,397          877