Form 10-Q
period 2000-01-22
WESTAFF INC
filed 2000-03-07
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended JANUARY 22, 2000

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding at March 6, 2000
     ------------------                      ----------------------------

 Common Stock, $.01 par value                       15,875,879 shares

                         WESTAFF, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE
                                                                                                            ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      January 22, 2000 and October 30, 1999                                                    3

                  Condensed Consolidated Statements of Operations -
                      12 weeks ended January 22, 2000 and January 23, 1999                                     4

                  Condensed Consolidated Statements of Cash Flows -
                      12 weeks ended January 22, 2000 and January 23, 1999                                     5

                  Notes to Condensed Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                                  10

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               17

Item 2.       Changes in Securities                                                                           17

Item 3.       Defaults upon Senior Securities                                                                 17

Item 4.       Submission of Matters to a Vote of Security Holders                                             17

Item 5.       Other Information                                                                               17

Item 6.       Exhibits and Reports on Form 8-K                                                                17

Signatures                                                                                                    18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                            JANUARY 22,           OCTOBER 30,
                                                                                                2000                 1999
                                                                                         -------------------   ------------------
                                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                              $     1,482           $    3,048
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,992 and $1,654                                                            89,926               92,414
     Due from licensees                                                                           5,828                4,993
     Deferred income taxes                                                                        8,596                9,826
     Net assets of discontinued operations                                                        3,964                4,234
     Other current assets                                                                         7,901                8,658
                                                                                         -------------------   ------------------
        Total current assets                                                                    117,697              123,173

Property, plant and equipment, net                                                               22,915               23,671
Deferred income taxes                                                                             4,589                4,434
Intangible assets, net                                                                           36,768               37,238
Other long-term assets                                                                            2,325                2,314
                                                                                         -------------------   ------------------
                                                                                            $   184,294           $  190,830
                                                                                         ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                   $    12,500          $   11,000
     Current portion of loans payable                                                              3,000               3,100
     Accounts payable and accrued expenses                                                        40,306              48,917
     Income taxes payable                                                                            361                 303
                                                                                         -------------------   ------------------
        Total current liabilities                                                                 56,167              63,320

Loans payable                                                                                     39,750              41,608
Other long-term liabilities                                                                       11,027              10,961
                                                                                         -------------------   ------------------
        Total liabilities                                                                        106,944             115,889
                                                                                         -------------------   ------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
     Common stock, $.01 par value; authorized: 25,000 shares; issued:  15,948
        shares at January 22, 2000 and October 30, 1999                                              159                 159
     Additional paid-in-capital                                                                   37,382              37,382
     Retained earnings                                                                            40,852              38,795
     Cumulative currency translation                                                                (548)               (900)
                                                                                         -------------------   ------------------
                                                                                                  77,845              75,436
     Less treasury stock at cost,  72 shares at January 22, 2000 and
         October 30, 1999                                                                            495                 495
                                                                                         -------------------   ------------------
        Total stockholders' equity                                                                77,350              74,941
                                                                                         -------------------   ------------------
                                                                                             $   184,294          $  190,830
                                                                                         ===================   ==================


     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------
                                                                                 12 WEEKS ENDED
                                                                      --------------------------------------
                                                                         JANUARY 22,        JANUARY 23,
                                                                            2000                1999
                                                                      ----------------    -------------------
Sales of services                                                        $ 146,709          $ 136,415
License fees                                                                   754                667
                                                                      ----------------    -------------------

Total sales of services and license fees                                   147,463            137,082

Costs of services                                                          117,026            108,344
                                                                      ----------------    -------------------

Gross profit                                                                30,437             28,738

Franchise agents' share of gross profit                                      3,661              3,302
Selling and administrative expenses                                         20,458             19,233
Depreciation and amortization                                                2,165              1,822
                                                                      ----------------    -------------------

Operating income from continuing operations                                  4,153              4,381

Interest expense                                                               800                564
Interest income                                                                (47)               (83)
                                                                      ----------------    -------------------

Income from continuing operations before income taxes                        3,400              3,900
Provision for income taxes                                                   1,343              1,560
                                                                      ----------------    -------------------

Net income                                                               $   2,057          $   2,340
                                                                      ================    ===================


Earnings per share:
        Basic                                                            $    0.13          $    0.15
                                                                      ================    ===================
        Diluted                                                          $    0.13          $    0.15
                                                                      ================    ===================

Weighted average shares outstanding - basic                                 15,876             15,843
                                                                      ================    ===================
Weigthed average shares outstanding - diluted                               15,880             15,846
                                                                      ================    ===================



         See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------
                                                                             12 WEEKS ENDED
                                                                   ------------------------------------
                                                                     JANUARY 22,         JANUARY 23,
                                                                         2000                1999
                                                                   ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $   2,057           $   2,340
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                       1,605               1,262
      Amortization of intangible assets                                    560                 560
      Provision for losses on doubtful accounts                            384                 209
      Deferred income taxes                                              1,082              (1,428)
      Changes in assets and liabilities:
        Trade accounts receivable                                        2,483               8,439
        Due from licensees                                                (835)               (877)
        Other assets                                                       665                 681
        Accounts payable and accrued expenses                           (8,685)            (10,448)
        Income taxes payable                                                64               1,257
        Other long-term liabilities                                         67                 (14)
                                                                   ---------------     ---------------

Net cash (used in) provided by continuing operations                      (553)              1,981
Net cash provided by (used in) discontinued operations                     247                (408)
                                                                   ---------------     ----------------

Net cash(used in) provided by operating activities                        (306)              1,573
                                                                   ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (805)             (2,817)
    Payments for intangibles and other investments                                            (861)
    Investing activities of discontinued operations                         23                 (18)
    Other, net                                                              63                  31
                                                                   ---------------     ----------------

Net cash used in investing activities                                     (719)             (3,665)
                                                                   ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under line of credit agreements                       1,500               4,300
    Principal payments on loans payable                                 (1,958)             (1,869)
    Issuance of common stock                                                                    32
                                                                   ---------------     ----------------

Net cash (used in) provided by financing activities                       (458)              2,463
                                                                   ---------------     ----------------

Effect of exchange rate on cash                                            (83)                (11)
                                                                   ---------------     ----------------

Net change in cash and cash equivalents                                 (1,566)                360
Cash and cash equivalents at beginning of period                         3,048               4,651
                                                                   ---------------     ----------------
Cash and cash equivalents at end of period                         $     1,482            $  5,011
                                                                   ===============     ================


     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 week periods ended January 22, 2000 and January 23, 1999 are unaudited. Material intercompany accounts and transactions have been eliminated.

     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary. As a result of this decision, the medical operations are classified as discontinued operations and presented as such in these Condensed Consolidated Financial Statements and notes thereto.

     The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

     Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 week period ended January 22, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the October 30, 1999 financial statements have been reclassified to conform to the presentation adopted for January 22, 2000.

2.   DISCONTINUED OPERATIONS

     In November 1998, the Company announced its decision to sell Western Medical. Western Medical provided temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and license offices.

     During the first and second quarters of fiscal 1999 the Company completed the sale of certain of its franchise agent and company-owned medical offices and also entered into a termination

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

     agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable and due from licensee balances. During fiscal 1999, the Company recorded after-tax losses related to the medical operations of $6,611 or $0.42 per share, primarily reflecting additional operating losses resulting from the extended period required to close the sale, a reduction in the estimated proceeds from the sale and additional reserves for trade and Medicare accounts receivable and due from licensee balances.

     Revenues of the medical operations were $0 and $12,481 for the 12 weeks ended January 22, 2000 and January 23, 1999, respectively. Medical operations' revenues are not included in sales of services and license fees as reported in the Condensed Consolidated Statements of Operations. Summarized balance sheet data for discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances to be retained by the Company, is as follows:

                                                              JANUARY 22,         OCTOBER 30,
                                                                  2000               1999
                                                            ----------------     ----------------
                                                              (Unaudited)
     Current assets (primarily receivables)                   $       5,084       $       5,588
     Other assets                                                       108                 108
     Current liabilities                                             (1,215)             (1,449)
     Noncurrent liabilities                                             (13)                (13)
                                                            ----------------     ----------------
     Net assets of discontinued operations                    $       3,964       $       4,234
                                                            ================     ================


3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                         12 WEEKS ENDED
                                                                               -------------------------------
                                                                               JANUARY 22,         JANUARY 23,
                                                                                   2000                1999
                                                                               -------------       -----------
     Net income                                                                $    2,057          $   2,340
                                                                               -------------       -----------

     Denominator for basic earnings per share -
            weighted average shares                                                15,876             15,843

     Effect of dilutive securities:
            Stock options                                                               4                  3
                                                                               -------------       -----------
     Denominator for diluted earnings per share - adjusted
            weighted average shares and assumed conversions                        15,880             15,846
                                                                               =============       ===========

     Basic earnings per share                                                  $     0.13          $    0.15
                                                                               =============       ===========
     Diluted earnings per share                                                $     0.13          $    0.15
                                                                               =============       ===========

     Anti-dilutive weighted shares excluded from diluted
            earnings per share                                                        804                745
                                                                               -------------       -----------

     Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive.

4.   COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                                                                  12 WEEKS ENDED
                                                                         --------------------------------
                                                                          JANUARY 22,       JANUARY 23,
                                                                              2000              1999
                                                                         --------------    --------------
     Net income                                                          $       2,057     $       2,340
     Currency translation adjustments                                              352                97
                                                                         --------------    --------------
     Comprehensive income                                                $       2,409     $       2,437
                                                                         --------------    --------------

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

5.   OPERATING SEGMENTS

                                                            DOMESTIC          INTERNATIONAL     CONSOLIDATED
                                                         ---------------      -------------     -------------
     12 WEEKS ENDED JANUARY 22, 2000

     Sales of services and license fees                   $ 124,204           $ 23,259          $ 147,463
     Operating income from continuing operations          $   4,034           $    119          $   4,153

     12 WEEKS ENDED JANUARY 23, 1999

     Sales of services and license fees                   $ 117,653           $ 19,429          $ 137,082
     Operating income from continuing operations          $   4,098           $    283          $   4,381

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

7.   SUBSEQUENT EVENTS

     In July 1998 the Company acquired substantially all of the assets of The Personnel Connection, Inc.. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000 the Company paid the selling parties $800 in lieu of issuing additional shares, with an offsetting reduction in additional paid-in-capital.

     On February 24, 2000 the Company announced it has received and is evaluating a non-binding proposal from an investor group, which includes members of Company management, to acquire the Company for $10 per share in cash. The acquisition, if any, would be subject to the terms and conditions of a definitive agreement, however, no such agreement has been entered into as of the date of this Form 10-Q filing.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included herein and with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

In addition to historical information, this management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding sales, acquisitions, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, management information systems and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations and the availability of sufficient personnel. There are also risks and uncertainties relating to the ability of the Company to complete the realization of the remaining medical assets in a timely and cost effective manner. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

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

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

temporary staffing solutions, including replacement, supplemental and on-location programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates through over 360 business services offices in 45 states, the District of Columbia and five foreign countries.

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

RECENT DEVELOPMENTS

On February 24, 2000 the Company announced it has received and is evaluating a non-binding proposal from an investor group, which includes members of Company management, to acquire the Company for $10 per share in cash. The acquisition, if any, would be subject to the terms and conditions of a definitive agreement, however, no such agreement has been entered into as of the date of this Form 10-Q filing.

DISCONTINUED OPERATIONS

In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Condensed Consolidated Balance Sheets at January 22, 2000 and October 30, 1999 and the operating results and cash flows of the discontinued operations in the

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the 12 weeks ended January 22, 2000 and January 23, 1999.

During the first and second quarters of fiscal 1999 the Company completed the sale of certain of its franchise agent and company-owned medical offices and also entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable and due from licensee balances. During fiscal 1999, the Company recorded after-tax losses related to the medical operations of $6,611 or $0.42 per share, primarily reflecting additional operating losses resulting from the extended period required to close the sale, a reduction in the estimated proceeds from the sale and additional reserves for trade and Medicare accounts receivable and due from licensee balances.

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

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED JANUARY 22, 2000 COMPARED TO FISCAL QUARTER ENDED JANUARY 23, 1999

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $10.3 million, or 7.5%, for the fiscal quarter ended January 22, 2000 as compared to the fiscal quarter ended January 23, 1999. The increase resulted from a 5.2% increase in billed hours and a 2.0% increase in average billing rates per hour. Billed hours increased primarily due to internal growth through same store sales and new office openings. Same store sales increased approximately 7.3% for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Same store system revenues, which take into account sales increases for licensed offices, increased 8.1% for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Sales of services for the first quarter of fiscal 2000 increased 5.5% and 19.7%, respectively, for domestic business services and international business services as compared to the first quarter of fiscal 1999. Excluding the effect of foreign currency rate fluctuations, sales of services increased 20.3% for international business services. The increase in average billing rates primarily reflects changes in the Company's overall business mix and inflationary factors.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $87,000, or 13.0%, for the fiscal quarter ended January 22, 2000 as compared to the fiscal quarter ended January 23, 1999 primarily as a result of increased sales and gross profits for licensed offices.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $8.7 million, or 8.0%, for the fiscal quarter ended January 22, 2000 as compared to the fiscal quarter ended January 23, 1999. Gross margin decreased from 21.0% in the first quarter of fiscal 1999 to 20.6% in the first quarter of fiscal 2000, primarily due to lower margins in Australia in connection with a large contract with fees based on productive output. The Company has not yet achieved its targeted productivity levels for this contract resulting in significantly lower gross margins to date for the Australia operations, although steps have been taken recently which the Company anticipates will improve these margins. This contract will continue through the second and third quarters of fiscal 2000 and will likely result in lower margins for the international operations as compared to the prior fiscal year. The Company will continue its efforts to improve gross margin where feasible, however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 3.4% of payroll for the first quarter of fiscal 2000 and 2.9% for the first quarter of fiscal 1999. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.2% to 3.5% of direct labor for fiscal 2000. These rates will be evaluated throughout the remainder of fiscal 2000 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $359,000, or 10.9%, for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.5% and 2.4% for the first quarters of fiscal 2000 and fiscal 1999, respectively.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $1.6 million, or 7.5%, for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. As a percentage of sales of services and license fees, selling and administrative expenses decreased from 15.4% for the first quarter of fiscal 1999 to 15.3% for the first quarter of fiscal 2000. Increased depreciation, communication and maintenance costs associated with the Company's recent implementation of a wide area network, replacement of its back-office financial reporting and billing systems, and roll out of a new branch office search and retrieval and remote data capture module were offset by lower incentive

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


compensation and supplies costs, as a percentage of sales of services and license fees, for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999.

As noted above, selling and administrative expenses are impacted by the Company's management information systems. During fiscal 1999, the Company replaced its back-office financial reporting systems and is currently in the process of rolling out a new branch office search and retrieval and remote data capture module. The initial pilot for this front-end system was completed during the third quarter of fiscal 1999 and roll out to all domestic business services offices is currently underway. The Company expects to complete the roll out of the system before the end of fiscal 2000. The Company is also implementing a wide area network which provides enhanced communication and data transmission capabilities among the field and corporate offices. As of the end of the first quarter of fiscal 2000, the wide area network roll out was essentially complete.

During the first quarter of fiscal 2000, the Company implemented the initial phase of a new billing and activities management system. The final phase will be the implementation of a new temporary payroll system by the end of fiscal 2000.

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

INTEREST EXPENSE. Interest expense increased $236,000, or 41.8%, for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, reflecting higher average borrowings outstanding required to support the Company's internal growth and management information system initiatives.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first quarter of fiscal 2000 was $1.3 million as compared to $1.6 million for the first quarter of fiscal 1999. This decrease was due primarily to the decrease in income before income taxes of $500,000. The effective income tax rate was 39.5% for the first quarter of fiscal 2000 and 40.0% for the first quarter of fiscal 1999. The Company currently estimates that the effective income tax rate for fiscal 2000 will be approximately 39.5%.

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

Net cash (used in) provided by operating activities was ($306,000) for the 12 weeks ended January 22, 2000 and $1.6 million for the 12 weeks ended January 23, 1999. The decrease in cash from operating activities is primarily due to decreases in accounts receivable collections partially offset by increased cash flow from accounts payable and accrued expenses and deferred income taxes. The changes in income taxes payable and deferred income taxes primarily reflect net income tax benefits arising from the discontinued medical operations. Cash flows provided by discontinued operations are primarily attributable to the collection of receivables.

In December 1999, the Company converted to new billing systems in both the United States and Australia. In connection with these conversions, the Company experienced some delays in generating and mailing invoices to customers. Primarily as a result of these invoicing delays, accounts receivable balances are higher as of the end of the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999. The higher fiscal 2000 accounts receivable balances also contributed to the increase in interest expense for the first quarter of fiscal 2000 noted above.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $805,000 for the 12 weeks ended January 22, 2000 and $2.8 million for the 12 weeks ended January 23, 1999. Capital expenditures during each of the fiscal 2000 and 1999 periods are primarily associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $13.0 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company has incurred $11.4 million of such capital expenditures through the end of the first quarter of fiscal 2000 and expects to spend a total of approximately $1.6 million during the remainder of fiscal 2000.

Cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $861,000 for the 12 weeks ended January 23, 1999. During the third quarter of fiscal 1999, the Company scaled back its near-term acquisition plans and currently intends to focus on internal growth. In the future, the Company may again pursue opportunities for growth through acquisitions.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


The Company decreased borrowings by a net $458,000 during the 12 weeks ended January 22, 2000. During the 12 week period ended January 23, 1999, the Company increased borrowings by a net $2.4 million, primarily to fund capital expenditures and acquisitions.

The Company's credit facility provides for a secured five-year revolving line of credit up to $90.0 million with direct advances under the agreement limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four quarter basis. As of January 22, 2000 the Company had $8.8 million available under its revolving credit facility, with $12.5 million outstanding for direct advances and $9.6 million outstanding for letters of credit.

The Company's debt facilities contain certain financial and other covenants, the most restrictive of which is a total debt to capitalization ratio. The Company was in compliance with these covenants as of January 22, 2000.

In July 1998 the Company acquired substantially all of the assets of The Personnel Connection, Inc.. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100,000 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000 the Company paid the selling parties $800,000 in lieu of issuing additional shares, with an offsetting reduction in additional paid-in-capital.

The Company has filed registration statements with the Securities and Exchange Commission with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans and 1.5 million shares of common stock for use in the Company's acquisition program. As of January 22, 2000, options to purchase 826,000 shares of common stock were outstanding under the Company's equity incentive plans and 420,000 shares of common stock had been issued with respect to acquisitions.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                        EXHIBIT INDEX


Exhibit
Number                                   Description
------                                   -----------
27.1                                     Financial Data Schedule

-------------

                           (b)      Reports on Form 8-K

                                    No reports on Form 8-K were filed in or for
                   the 12 week period ended January 22, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WESTAFF, INC.


 March 7, 2000                              /s/ Paul A. Norberg
 -------------                             -------------------------
       Date                                     Paul A. Norberg
                                         Executive Vice President and
                                           Chief Financial Officer