Form 10-Q
period 2000-04-15
WESTAFF INC
filed 2000-05-30
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  For the quarterly period ended APRIL 15, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                              Outstanding at May 29, 2000
        ----------                            ---------------------------

   Common Stock, $.01 par value                    15,772,954 Shares

                         WESTAFF, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      April 15, 2000 and October 30, 1999                                              3

                  Condensed Consolidated Statements of Operations -
                      12 and 24 weeks ended April 15, 2000 and April 17, 1999                          4

                  Condensed Consolidated Statements of Cash Flows -
                      12 and 24 weeks ended April 15, 2000 and April 17, 1999                          5

                  Notes to Condensed Consolidated Financial Statements                                 6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                          11

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                       20

Item 2.       Changes in Securities                                                                   20

Item 3.       Defaults upon Senior Securities                                                         21

Item 4.       Submission of Matters to a Vote of Security Holders                                     21

Item 5.       Other Information                                                                       21

Item 6.       Exhibits and Reports on Form 8-K                                                        21

Signatures                                                                                            22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                     APRIL 15,       OCTOBER 30,
                                                                                        2000            1999
                                                                                     ----------      ----------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $    5,087      $    3,048
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,512 and $1,654                                                    85,602          92,414
     Due from licensees                                                                   5,478           4,993
     Deferred income taxes                                                                7,504           9,826
     Net assets of discontinued operations                                                3,611           4,234
     Other current assets                                                                 7,716           8,658
                                                                                     ----------      ----------
        Total current assets                                                            114,998         123,173

Property, plant and equipment, net                                                       21,983          23,671
Deferred income taxes                                                                     4,589           4,434
Intangible assets, net                                                                   36,016          37,238
Other long-term assets                                                                    2,283           2,314
                                                                                     ----------      ----------
                                                                                     $  179,869      $  190,830
                                                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                           $    5,100      $   11,000
     Current portion of loans payable                                                     3,000           3,100
     Accounts payable and accrued expenses                                               43,886          48,917
     Income taxes payable                                                                   250             303
                                                                                     ----------      ----------
        Total current liabilities                                                        52,236          63,320

Loans payable                                                                            39,000          41,608
Other long-term liabilities                                                              11,096          10,961
                                                                                     ----------      ----------
        Total liabilities                                                               102,332         115,889
                                                                                     ----------      ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
     Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948
        shares at April 15, 2000 and October 30, 1999                                       159             159
     Additional paid-in-capital                                                          36,582          37,382
     Retained earnings                                                                   42,536          38,795
     Cumulative currency translation                                                     (1,575)           (900)
                                                                                     ----------      ----------
                                                                                         77,702          75,436
     Less treasury stock at cost, 25 shares at April 15, 2000 and
         72 shares at October 30, 1999                                                      165             495
                                                                                     ----------      ----------
        Total stockholders' equity                                                       77,537          74,941
                                                                                     ----------      ----------
                                                                                     $  179,869      $  190,830
                                                                                     ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                           12 WEEKS ENDED                  24 WEEKS ENDED
                                                                      --------------------------     ---------------------------
                                                                      APRIL 15,     APRIL 17,          APRIL 15,       APRIL 17,
                                                                         2000          1999              2000            1999
                                                                      ----------      ----------      ----------      ----------
Sales of services                                                     $  148,549      $  141,920      $  295,258      $  278,335
License fees                                                                 808             729           1,562           1,397
                                                                      ----------      ----------      ----------      ----------
Total sales of services and license fees                                 149,357         142,649         296,820         279,732

Costs of services                                                        117,540         112,485         234,566         220,829
                                                                      ----------      ----------      ----------      ----------
Gross profit                                                              31,817          30,164          62,254          58,903

Franchise agents' share of gross profit                                    4,012           3,698           7,673           7,000
Selling and administrative expenses                                       22,005          19,412          42,463          38,644
Depreciation and amortization                                              2,232           1,867           4,396           3,689
                                                                      ----------      ----------      ----------      ----------
Operating income from continuing operations                                3,568           5,187           7,722           9,570

Interest expense                                                             741             505           1,541           1,069
Interest income                                                              (77)            (95)           (124)           (178)
                                                                      ----------      ----------      ----------      ----------
Income from continuing operations before income taxes                      2,904           4,777           6,305           8,679
Provision for income taxes                                                 1,147           1,911           2,491           3,471
                                                                      ----------      ----------      ----------      ----------
Income from continuing operations                                          1,757           2,866           3,814           5,208
Estimated loss on discontinued operations, net of income taxes                            (1,315)                         (1,315)

                                                                      ----------      ----------      ----------      ----------
Net income                                                            $    1,757      $    1,551      $    3,814      $    3,893
                                                                      ==========      ==========      ==========      ==========
Earnings (loss) per share:

     Continuing operations:
        Basic                                                         $     0.11      $     0.18      $     0.24      $     0.33
                                                                      ==========      ==========      ==========      ==========
        Diluted                                                       $     0.11      $     0.18      $     0.24      $     0.33
                                                                      ==========      ==========      ==========      ==========
     Discontinued operations:
        Basic                                                         $               $    (0.08)     $               $    (0.08)
                                                                      ==========      ==========      ==========      ==========
        Diluted                                                       $               $    (0.08)     $               $    (0.08)
                                                                      ==========      ==========      ==========      ==========
     Net income:
        Basic                                                         $     0.11      $     0.10      $     0.24      $     0.25
                                                                      ==========      ==========      ==========      ==========
        Diluted                                                       $     0.11      $     0.10      $     0.24      $     0.25
                                                                      ==========      ==========      ==========      ==========

Weighted average shares outstanding - basic                               15,918          15,902          15,897          15,873
                                                                      ==========      ==========      ==========      ==========
Weighted average shares outstanding - diluted                             15,924          15,902          15,902          15,874
                                                                      ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                           24 WEEKS ENDED
                                                                      --------------------------
                                                                       APRIL 15,       APRIL 17,
                                                                         2000           1999
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $    3,814      $    3,893
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                         3,276           2,560
      Amortization of intangible assets                                    1,120           1,129
      Provision for losses on doubtful accounts                              980             767
      Deferred income taxes                                                2,155          (3,707)
      Gain on sale of assets                                                (153)
      Changes in assets and liabilities:
        Trade accounts receivable                                          5,160           7,334
        Due from licensees                                                  (485)         (1,079)
        Other assets                                                         570            (724)
        Accounts payable and accrued expenses                             (4,806)         (9,381)
        Income taxes payable                                                 (36)          1,040
        Other long-term liabilities                                          135             (50)
                                                                      ----------      ----------
Net cash provided by continuing operations                                11,730           1,782
Net cash provided by discontinued operations                                 453           3,610
                                                                      ----------      ----------
Net cash provided by operating activities                                 12,183           5,392
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                  (1,588)         (4,162)
    Payments for intangibles and other investments                           (12)           (994)
    Proceeds from sale of assets                                             430
    Investing activities of discontinued operations
      Capital expenditures                                                                   (44)
      Proceeds from sale of assets                                                           703
      Payments on (increase in) notes receivable                              31             (92)
    Other, net                                                                77             (40)
                                                                      ----------      ----------

Net cash used in investing activities                                     (1,062)         (4,629)
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments)borrowings under line of credit agreements            (5,900)          1,800
    Principal payments on loans payable                                   (2,708)         (2,844)
    Issuance of common stock                                                 258             458
    Repurchase of common stock                                                               (56)
    Payment for stock acquisition contingency                               (800)
                                                                      ----------      ----------
Net cash (used in) provided by financing activities                       (9,150)           (642)
                                                                      ----------      ----------
Effect of exchange rate on cash                                               68            (127)
                                                                      ----------      ----------
Net change in cash and cash equivalents                                    2,039              (6)
Cash and cash equivalents at beginning of period                           3,048           4,651
                                                                      ----------      ----------


     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 15, 2000 and April 17, 1999 are unaudited. Material intercompany accounts and transactions have been eliminated.

     In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary. As a result of this decision, the medical operations are classified as discontinued operations and presented as such in these Condensed Consolidated Financial Statements and notes thereto.

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

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 24 week periods ended April 15, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the October 30, 1999 financial statements have been reclassified to conform to the presentation adopted for April 15, 2000.

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

     Revenues of the medical operations were $11,475 for the 12 weeks ended April 17, 1999 and $23,956 for the 24 weeks ended April 17, 1999. Medical operations' revenues are not included in sales of services and license fees as reported in the Condensed Consolidated Statements of Operations. Summarized balance sheet data for discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances to be retained by the Company, is as follows:


                                                  APRIL 15,   OCTOBER 30,
                                                    2000         1999
                                                  -------      -------
                                                (Unaudited)
Current assets (primarily receivables)            $ 4,563      $ 5,588
Other assets                                                       108
Current liabilities                                  (939)      (1,449)
Noncurrent liabilities                                (13)         (13)
                                                  -------      -------
Net assets of discontinued operations             $ 3,611      $ 4,234
                                                  -------      -------


3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                12 WEEKS ENDED                 24 WEEKS ENDED
                                                           -------------------------     -------------------------
                                                            APRIL 15,      APRIL 17,      APRIL 15,      APRIL 17,
                                                              2000           1999           2000           1999
                                                           ----------     ----------     ----------     ----------
Income from continuing operations                          $    1,757     $    2,866     $    3,814     $    5,208
                                                           ----------     ----------     ----------     ----------
Denominator for basic earnings per share -
       weighted average shares                                 15,918         15,902         15,897         15,873
Effect of dilutive securities:
       Stock options                                                6                             5              1
                                                           ----------     ----------     ----------     ----------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions         15,924         15,902         15,902         15,874
                                                           ==========     ==========     ==========     ==========
Basic earnings per share                                   $     0.11     $     0.18     $     0.24     $     0.33
                                                           ==========     ==========     ==========     ==========
Diluted earnings per share                                 $     0.11     $     0.18     $     0.24     $     0.33
                                                           ==========     ==========     ==========     ==========
Anti-dilutive weighted shares excluded from diluted
       earnings per share                                         791            758            798            750
                                                           ----------     ----------     ----------     ----------


     Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive.

4.   COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

                                           12 WEEKS ENDED                 24 WEEKS ENDED
                                     --------------------------      --------------------------
                                      APRIL 15,       APRIL 17,       APRIL 15,       APRIL 17,
                                        2000            1999            2000            1999
                                     ----------      ----------      ----------      ----------
Net income                           $    1,757      $    1,551      $    3,814      $    3,893
Currency translation adjustments         (1,027)            (49)           (675)             48
                                     ----------      ----------      ----------      ----------
Comprehensive income                 $      730      $    1,502      $    3,139      $    3,941
                                     ----------      ----------      ----------      ----------

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

5.  OPERATING SEGMENTS

                                                   Domestic      International  Consolidated
                                                 ------------    -------------  ------------
12 WEEKS ENDED APRIL 15, 2000

Sales of services and license fees                $  126,312     $   23,045     $  149,357
Operating income from continuing operations       $    2,954     $      614     $    3,568

12 WEEKS ENDED APRIL 17, 1999

Sales of services and license fees                $  123,325     $   19,324     $  142,649
Operating income from continuing operations       $    4,987     $      200     $    5,187

24 WEEKS ENDED APRIL 15, 2000

Sales of services and license fees                $  250,516     $   46,304     $  296,820
Operating income from continuing operations       $    6,989     $      733     $    7,722

24 WEEKS ENDED APRIL 17, 1999

Sales of services and license fees                $  240,978     $   38,754     $  279,732
Operating income from continuing operations       $    9,086     $      484     $    9,570

6.   STOCKHOLDERS' EQUITY

     In July 1998 the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000 the Company paid the selling parties $800 in lieu of issuing additional shares, with an offsetting reduction in additional paid-in-capital.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

     On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles. Included among the defendants named in the case are the Company, all members of its Board of Directors and one of the executive officers.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     The complaint alleges, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff seeks to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company has petitioned to compel arbitration and is evaluating its potential cross-claims.

     The Company believes that these lawsuits are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

8.   SUBSEQUENT EVENTS

     On May 3, 2000 the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company incurred $638 in pre-tax charges during the fiscal quarter ended April 15, 2000 and anticipates recording additional pre-tax charges of approximately $1,100 in the third quarter of fiscal 2000.

     On May 5, 2000 the Company announced that its Board of Directors approved the repurchase of up to 1,000 shares of its outstanding common stock in the open market at prevailing prices for use in the Company's employee stock purchase plan, stock options plans and other corporate purposes. As of May 29, 2000, the Company had repurchased 150 shares for aggregate cash consideration of $712.

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

OVERVIEW

The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-location programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates through over 360 business services offices in 45 states, the District of Columbia and five foreign countries.

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

RECENT DEVELOPMENTS

On May 3, 2000 the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company incurred $638,000 in pre-tax charges during the fiscal quarter ended April 15, 2000 and anticipates recording additional pre-tax charges of approximately $1.1 million in the third quarter of fiscal 2000.

DISCONTINUED OPERATIONS

In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly-owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Condensed Consolidated Balance Sheets at April 15, 2000 and October 30, 1999 and the operating results and cash flows of the discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the 12 and 24 weeks ended April 15, 2000 and April 17, 1999.

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

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED APRIL 15, 2000 COMPARED TO FISCAL QUARTER ENDED APRIL 17, 1999

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $6.6 million, or 4.7%, for the fiscal quarter ended April 15, 2000 as compared to the fiscal quarter ended April 17, 1999. The increase resulted from a 1.2% increase in billed hours and a 3.2% increase in average billing rates per hour. Billed hours increased primarily due to internal growth through same store sales and new office openings. The increase in average billing rates primarily reflects inflationary factors. Same store sales increased approximately 4.8% for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Same store system revenues, which take into account sales increases for licensed offices, increased 5.2% for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. Sales of services for the second quarter of fiscal 2000 increased 2.4% and 19.3%, respectively, for domestic business services and international business services as compared to the second quarter of fiscal 1999. Excluding the effect of foreign currency rate fluctuations, sales of services increased 23.5% for international business services. Sales of services for domestic business services continue to be adversely affected by low unemployment rates and competitive pressures.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees increased $79,000, or 10.8%, for the fiscal quarter ended April 15, 2000 as compared to the fiscal quarter ended April 17, 1999 primarily as a result of increased sales and gross profits for licensed offices.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $5.1 million, or 4.5%, for the fiscal quarter ended April 15, 2000 as compared to the fiscal quarter ended April 17, 1999. Gross margin increased from 21.1% in the second quarter of fiscal 1999 to 21.3% in the second quarter of fiscal 2000, with improved margins in both domestic and international operations for the fiscal 2000 quarter versus the fiscal 1999 quarter. Margins in Australia, which had been down in connection with a large contract with fees based on productive output, showed only a slight decrease from 16.1% for the fiscal quarter ended April 17, 1999 to 16.0% for the fiscal quarter ended April 15, 2000. The Company expects margins in Australia to continue at approximately the current levels through the remainder of fiscal 2000. The Company will continue its efforts to improve gross margin where feasible, however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 3.4% of payroll for the fiscal quarter ended April 15, 2000 as compared to 2.9% for the fiscal quarter ended April 17, 1999. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.2% to 3.5% of direct labor for fiscal 2000. These rates will be evaluated throughout the remainder of fiscal 2000 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $314,000, or 8.5%, for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.7% and 2.6% for the second quarters of fiscal 2000 and fiscal 1999, respectively.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $3.0 million, or 13.9%, for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.9% for the second quarter of fiscal

1999 to 16.2% for the second quarter of fiscal 2000. Included in the fiscal 2000 quarter are $638,000 in pre-tax charges as a result of the terminated recapitalization transaction discussed above and approximately $213,000 of foreign currency transaction adjustments due to declining currency exchange rates on intercompany balances with international subsidiaries. Selling and administrative expenses in the second quarter of fiscal 1999 were reduced as a result of United Kingdom advance corporation tax refunds and domestic gross receipt tax refunds. Absent the combined effect of these items, selling and administrative expenses as a percentage of sales of services and license fees would be 15.7% for the fiscal quarter ended April 15, 2000 as compared to 15.6% for the fiscal quarter ended April 17, 1999, with the increase primarily attributable to higher depreciation as a result of management information systems implementations.

As noted above, selling and administrative expenses are impacted by the Company's management information systems. During fiscal 1999, the Company replaced its back-office financial reporting systems and is currently in the process of rolling out a new branch office search and retrieval and remote data capture module. The initial pilot for this front-end system was completed during the third quarter of fiscal 1999 and roll out to all domestic company-owned and selected franchise agent and licensed offices is currently underway. The Company currently expects to complete the roll out of the system during fiscal 2001. The Company has also implemented a wide area network which provides enhanced communication and data transmission capabilities among the field and corporate offices. During the first quarter of fiscal 2000, the Company implemented the initial phase of a new billing and activities management system. The final phase will be the implementation of a new temporary payroll system, currently estimated to be completed in fiscal 2001.

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

INTEREST EXPENSE. Interest expense increased $236,000 or 46.7%, for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, reflecting higher average borrowings outstanding required to support the Company's internal growth and management information system initiatives.

PROVISION FOR INCOME TAXES. The provision for income taxes for the second quarter of fiscal 2000 was $1.1 million as compared to $1.9 million for the second quarter of fiscal 1999. This decrease was due primarily to the decrease in income before income taxes of $1.8 million. The effective income tax rate for the 12 weeks ended April 15, 2000 was 39.5% as compared to 40.0% for the 12 weeks ended April 17, 1999.

24 WEEK PERIOD ENDED APRIL 15, 2000 COMPARED TO 24 WEEK PERIOD ENDED APRIL 17, 1999

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $16.9 million, or 6.1%, for the 24 weeks ended April 15, 2000 as compared to the same period in fiscal 1999. The increase resulted from a 3.2% increase in billed hours and a 2.7% increase in average billing rates per hour. Same store sales increased approximately 6.8% for the 24 weeks ended April 15, 2000 as compared to the same period in fiscal 1999. The increase in average billing rates primarily reflects changes in the Company's overall business mix and inflationary factors. Sales of services for the 24 weeks ended April 15, 2000 increased 3.9 % and 19.5%, respectively, for domestic business services and international business services as compared to the same period in fiscal 1999. Excluding the effect of foreign currency rate fluctuations, sales of services increased 21.9% for international business services.

License fees increased $165,000 or 11.8%, for the 24 week period ended April 15, 2000 as compared to the same period in fiscal 1999 a result of increased sales and gross profits for licensed offices.

COSTS OF SERVICES. Costs of services increased $13.7 million, or 6.2%, for the 24 week period ended April 15, 2000 as compared to the same period in fiscal 1999. Gross margin decreased from 21.1% in the fiscal 1999 period to 21.0% for the same period in fiscal 2000, primarily due to lower margins in the international operations. Workers' compensation costs were 3.4% of payroll for the 24 week period ended April 15, 2000 and 2.9% for the 24 week period ended April 17, 1999.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $673,000 or 9.6%, for the 24 weeks ended April 15, 2000 as compared to the 24 weeks ended April 17, 1999. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.5% during the fiscal 1999 period to 2.6% for the fiscal 2000 period.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $4.5 million, or 10.7%, for the 24 weeks ended April 15, 2000 as compared to the 24 weeks ended April 17, 1999. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.1% for the fiscal 1999 period to 15.8% for the fiscal 2000 period. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to the same factors as noted above for the second quarter of fiscal 2000. Absent the combined effect of the items noted for the second quarter, selling and administrative expenses as a percentage of sales of services and license fees increased from 15.9% for the fiscal 1999 period to 16.1% for fiscal 2000, primarily as a result of increased depreciation and communication costs associated with the management information system initiatives.

INTEREST EXPENSE. Interest expense increased $472,000, or 44.2%, for the 24 weeks ended April 15, 2000 as compared to the 24 weeks ended April 17, 1999, reflecting higher average borrowings outstanding required to support the Company's systems implementations and internal growth.

PROVISION FOR INCOME TAXES. The provision for income taxes was $2.5 million for the fiscal 2000 period as compared to $3.5 million for the same period in fiscal 1999, reflecting a decrease in pre-tax income from continuing operations of $2.4 million. The effective income tax rate for the 24 weeks ended April 15, 2000 was 39.5% as compared to 40.0% for the same period in fiscal 1999. The Company currently estimates that the effective income tax rate for the remainder of fiscal 2000 will be approximately 39.5%.

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

Net cash provided by operating activities was $12.3 million for the 24 weeks ended April 15, 2000 and $5.4 million for the 24 weeks ended April 17, 1999. The increase is primarily due to changes in deferred income taxes which reflect net income tax benefits arising from the discontinued medical operations, increased depreciation as a result of management information system implementations and changes in due from licensee balances.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $1.7 million for the 24 weeks ended April 15, 2000 and $4.2 million for the 24 weeks ended April 17, 1999. Capital expenditures during each of the fiscal 2000 and 1999 periods are primarily associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $13.1 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company has incurred $11.5 million of such capital expenditures through the end of the second quarter of fiscal 2000 and expects to spend a total of approximately $1.6 million during the remainder of fiscal 2000.

During the third quarter of fiscal 1999, the Company scaled back its near-term acquisition plans and is currently focusing on internal growth. The Company has no plans to make major acquisitions at this time but will be reviewing future expansion opportunities through acquisitions in selected areas.

The Company decreased borrowings by a net $8.6 million during the 24 weeks ended April 15, 2000. The Company's ability to maintain relatively lower levels of short-term borrowings during the fiscal 2000 period is primarily attributable to lower levels of sales growth and to reductions in capital expenditures for management systems implementations, as compared to the 24 weeks ended April 17, 1999.

The Company's credit facility provides for a secured five-year revolving line of credit up to $90.0 million with direct advances under the agreement limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four-quarter basis. As of April 15, 2000 the Company had $17.9 million available under its revolving credit facility, with $5.1 million outstanding for direct advances and $9.6 million outstanding for letters of credit.

The Company's debt facilities contain certain financial and other covenants, the most restrictive of which is a total debt to capitalization ratio. The Company was in compliance with these covenants as of April 15, 2000.

In July 1998 the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100,000 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000 the Company paid the selling parties $800,000 in lieu of issuing additional shares, with an offsetting reduction in additional paid-in-capital.

The Company has filed registration statements with the Securities and Exchange Commission with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans and 1.5 million shares of common stock for use in the Company's acquisition program. As of April 15, 2000, options to purchase 819,391 shares of common stock were outstanding under the Company's equity incentive plans and 420,499 shares of common stock had been issued with respect to acquisitions.

On May 5, 2000 the Company announced that its Board of Directors approved the repurchase of up to one million shares of its outstanding common stock in the open market at prevailing prices for use in the Company's employee stock purchase plan, stock options plans and other corporate purposes. As of May 29, 2000, the Company had repurchased 150,000 shares for aggregate cash consideration of $712,126.

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

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.           LEGAL PROCEEDINGS

                  On March 9, 2000, a stockholder class action complaint was filed in the Superior Court of the State of California, County of Contra Costa, by Jeff Mucha, a stockholder purporting to act individually and on behalf of all public stockholders of Westaff, Inc., other than the defendants, who are similarly situated. The defendants named in the case were Westaff, Inc., Jack D. Samuelson, Gilbert L. Sheffield, W. Robert Stover and Michael K. Phippen and Does 1 - 25.

                  The complaint alleged, among other things, that the cash merger consideration of $10.00 per share for the recapitalization and merger transaction that the Company announced in its press release on March 8, 2000 was inadequate and unfair, and constituted self-dealing and a breach of fiduciary duties. The plaintiff sought to have the court certify the complaint as a class action, enjoin consummation of the transactions until the Company ensured the highest possible price for the shareholders, and award the plaintiff and other alleged class members compensatory damages and attorneys' fees and other costs. On May 22, 2000 the lawsuit was dismissed without prejudice due to the termination of the recapitalization transaction as described in Items 1 and 2 herein.

                  Also on March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case are Westaff, Inc., W. Robert Stover, Michael
                  K. Phippen, Paul A. Norberg, Jack D. Samuelson, Gilbert L. Sheffield and Mike Ehresman and Does 1 - 10.

                  The complaint alleges, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff seeks to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company believes that the lawsuit is without merit and intends to vigorously defend the action. The Company has petitioned to compel arbitration and is evaluating its potential cross-claims.

                  Except as disclosed above, the Company is not currently a party to any litigation that is expected to have a material adverse effect on its business, results of operations, financial position or cash flows. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents, and administrative claims and lawsuits brought by employees or former employees.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                             EXHIBIT INDEX

Exhibit
Number                                      Description
-------                                     -----------

10.16 Mutual Termination and Release Agreement dated as of May 3, 2000 by and between Westaff Acquisition Corp., Westaff, Inc., The Stover Revocable Trust, The Stover 1999 Charitable Remainder Unitrust, The Stover Foundation, Cornerstone Equity Investors IV, L.P. and Centre Capital Investors III, L.P.

27.1              Financial Data Schedule

-----------------

                           (b)      Reports on Form 8-K

                                    Current Report on Form 8-K dated March 10,
                  2000 filed with the Securities and Exchange Commission on March 10, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WESTAFF, INC.

May 30, 2000                         /s/ Paul A. Norberg
------------                        ------------------------
Date                                     Paul A. Norberg
                                   Executive Vice President and
                                     Chief Financial Officer