Form 10-Q
period 2000-07-08
WESTAFF INC
filed 2000-08-22
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended JULY 8, 2000

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
                                (925) 930-5300
               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



        Class                           Outstanding at August 22, 2000
     ----------                         ------------------------------
Common Stock, $.01 par value                  15,819,199 shares


                         WESTAFF, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      July 8, 2000 and October 30, 1999                                                        3

                  Condensed Consolidated Statements of Operations -
                      12 and 36 weeks ended July 8, 2000 and July 10, 1999                                     4

                  Condensed Consolidated Statements of Cash Flows -
                      12 and 36 weeks ended July 8, 2000 and July 10, 1999                                     5

                  Notes to Condensed Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                                  11

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               19

Item 2.       Changes in Securities                                                                           19

Item 3.       Defaults upon Senior Securities                                                                 19

Item 4.       Submission of Matters to a Vote of Security Holders                                             19

Item 5.       Other Information                                                                               20

Item 6.       Exhibits and Reports on Form 8-K                                                                20

Signatures                                                                                                    21



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                             JULY 8,             OCTOBER 30,
                                                                                               2000                 1999
                                                                                        -------------------   ------------------
                                                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                           $            7,261    $           3,048
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,458 and $1,654                                                                85,000               92,414
     Due from licensees                                                                               5,259                4,993
     Deferred income taxes                                                                            7,234                9,826
     Net assets of discontinued operations                                                            3,044                4,234
     Other current assets                                                                             6,531                8,658
                                                                                        -------------------   ------------------
        Total current assets                                                                        114,329              123,173

Property, plant and equipment, net                                                                   21,107               23,671
Deferred income taxes                                                                                 4,701                4,434
Intangible assets, net                                                                               35,398               37,238
Other long-term assets                                                                                2,182                2,314
                                                                                        -------------------   ------------------
                                                                                         $          177,717    $         190,830
                                                                                        ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                               $            7,300    $          11,000
     Current portion of loans payable                                                                 3,000                3,100
     Accounts payable and accrued expenses                                                           45,746               48,917
     Income taxes payable                                                                               334                  303
                                                                                        -------------------   ------------------
        Total current liabilities                                                                    56,380               63,320

Loans payable                                                                                        38,250               41,608
Other long-term liabilities                                                                          11,094               10,961
                                                                                        -------------------   ------------------
        Total liabilities                                                                           105,724              115,889
                                                                                        -------------------   ------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
     Common stock, $.01 par value; authorized: 25,000 shares; issued:  15,948
        shares at July 8, 2000 and October 30, 1999                                                    159                  159
     Additional paid-in-capital                                                                     36,582               37,382
     Retained earnings                                                                              38,101               38,795
     Cumulative currency translation                                                                (1,972)                (900)
                                                                                       -------------------   ------------------
                                                                                                    72,870               75,436
     Less treasury stock at cost, 175 shares at July 8, 2000 and
         72 shares at October 30, 1999                                                                 877                  495
                                                                                       -------------------   ------------------
        Total stockholders' equity                                                                  71,993               74,941
                                                                                       -------------------   ------------------
                                                                                        $          177,717    $         190,830
                                                                                       ===================   ==================





         See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                         12 WEEKS ENDED                 36 WEEKS ENDED
                                                                   ---------------------------    ---------------------------
                                                                      JULY 8,       JULY 10,         JULY 8,       JULY 10,
                                                                       2000           1999            2000           1999
                                                                   ------------- -------------    ------------- -------------
Sales of services                                                  $    149,139  $    149,254     $    444,397  $    427,588
License fees                                                                740           790            2,302         2,187
                                                                   ------------- -------------    ------------- -------------
Total sales of services and license fees                                149,879       150,044          446,699       429,775

Costs of services                                                       118,926       117,853          353,492       338,683
                                                                   ------------- -------------    ------------- -------------
Gross profit                                                             30,953        32,191           93,207        91,092

Franchise agents' share of gross profit                                   4,091         4,045           11,764        11,045
Selling and administrative expenses                                      24,051        20,123           66,514        58,767
Depreciation and amortization                                             1,810         1,849            6,207         5,539
                                                                   ------------- -------------    ------------- -------------
Operating income from continuing operations                               1,001         6,174            8,722        15,741

Interest expense                                                            602           502            2,142         1,570
Interest income                                                             (90)          (64)            (213)         (242)
                                                                   ------------- -------------    ------------- -------------
Income from continuing operations before income taxes                       489         5,736            6,793        14,413
Provision for income taxes                                                  193         2,222            2,683         5,693
                                                                   ------------- -------------    ------------- -------------
Income from continuing operations                                           296         3,514            4,110         8,720
Estimated loss on discontinued operations, net of income taxes                         (2,820)                        (4,135)

                                                                   ------------- -------------    ------------- -------------
Net income                                                         $        296  $        694     $      4,110  $      4,585
                                                                   ============= =============    ============= =============


Earnings (loss) per share:

     Continuing operations:
        Basic                                                      $       0.02  $       0.22     $       0.26  $       0.55
                                                                   ============= =============    ============= =============
        Diluted                                                    $       0.02  $       0.22     $       0.26  $       0.55
                                                                   ============= =============    ============= =============
     Discontinued operations:
        Basic                                                      $             $      (0.18)    $             $      (0.26)
                                                                   ============= =============    ============= =============
        Diluted                                                    $             $      (0.18)    $             $      (0.26)
                                                                   ============= =============    ============= =============
     Net income:
        Basic                                                      $       0.02  $       0.04     $       0.26  $       0.29
                                                                   ============= =============    ============= =============
        Diluted                                                    $       0.02  $       0.04     $       0.26  $       0.29
                                                                   ============= =============    ============= =============
Weighted average shares outstanding - basic                              15,829        15,843           15,874        15,863
                                                                   ============= =============    ============= =============
Weighted average shares outstanding - diluted                            15,829        15,844           15,876        15,864
                                                                   ============= =============    ============= =============


          See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                             36 WEEKS ENDED
                                                                   ------------------------------------
                                                                        JULY 8,            JULY 10,
                                                                         2000                1999
                                                                   -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $          4,110    $         4,585
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                            4,533              3,832
      Amortization of intangible assets                                       1,674              1,707
      Provision for losses on doubtful accounts                               2,972              1,446
      Deferred income taxes                                                   2,311             (6,887)
      Gain on sale of assets                                                   (250)
      Changes in assets and liabilities:
        Trade accounts receivable                                             3,630              3,226
        Due from licensees                                                     (266)            (1,104)
        Other assets                                                          1,607                755
        Accounts payable and accrued expenses                                (7,481)           (11,792)
        Income taxes payable                                                     70              1,785
        Other long-term liabilities                                              97                (98)
                                                                   -----------------   ----------------
Net cash provided by (used in) continuing operations                         13,007             (2,545)
Net cash provided by discontinued operations                                  1,159              8,363
                                                                   -----------------   ----------------
Net cash provided by operating activities                                    14,166              5,818
                                                                   -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                     (2,648)            (5,588)
    Payments for intangibles and other investments                              (11)            (1,094)
    Proceeds from sale of assets                                              1,039
    Investing activities of discontinued operations
      Capital expenditures                                                                         (48)
      Proceeds from sale of assets                                                                 634
      Payments on notes receivable                                               31
    Other, net                                                                  104                 75
                                                                   -----------------   ----------------
Net cash used in investing activities                                        (1,485)            (6,021)
                                                                   -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments)borrowings under line of credit agreement                (3,700)             4,200
    Principal payments on loans payable                                      (3,458)            (3,044)
    Repayment of note to related party                                                            (972)
    Issuance of common stock                                                    258                458
    Repurchase of common stock                                                 (712)              (675)
    Payment for stock acquisition contingency                                  (800)
                                                                   -----------------   ----------------
Net cash (used in) by financing activities                                   (8,412)               (33)
                                                                   -----------------   ----------------
Effect of exchange rate on cash                                                 (56)              (217)
                                                                   -----------------   ----------------
Net change in cash and cash equivalents                                       4,213               (453)
Cash and cash equivalents at beginning of period                              3,048              4,651
                                                                   -----------------   ----------------
Cash and cash equivalents at end of period                         $          7,261    $         4,198
                                                                   =================   ================


          See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 8, 2000 and July 10, 1999 are unaudited. Material intercompany accounts and transactions have been eliminated.

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

     The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 36 week periods ended July 8, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

     Certain amounts in the October 30, 1999 financial statements have been reclassified to conform to the presentation adopted for July 8, 2000.

2.   DISCONTINUED OPERATIONS

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

     In November 1998, the Company announced its decision to sell Western Medical. Western Medical provided temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed Company-owned, franchise agent and licensed offices.

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

     Revenues of the medical operations were $10,017 and $33,972 for the 12 and 36 weeks ended July 10, 1999, respectively. Medical operations' revenues are not included in sales of services and license fees as reported in the Condensed Consolidated Statements of Operations. Summarized balance sheet data for discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances to be retained by the Company, is as follows:



                                                                      JULY 8,          OCTOBER 30,
                                                                       2000               1999
                                                                  ----------------   -----------------
                                                                     (Unaudited)

      Current assets (primarily receivables)                       $         3,741    $          5,588
      Other assets                                                                                 108
      Current liabilities                                                     (684)             (1,449)
      Noncurrent liabilities                                                   (13)                (13)
                                                                  ----------------   -----------------
      Net assets of discontinued operations                        $         3,044    $          4,234
                                                                  ================   =================



3.   TERMINATION OF RECAPITALIZATION AGREEMENT

     On May 3, 2000 the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     incurred $638 in pre-tax charges during the second quarter of fiscal 2000 and recorded additional pre-tax charges of $1,266 in the third fiscal quarter ended July 8, 2000.

4.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:



                                                                 12 WEEKS ENDED                     36 WEEKS ENDED
                                                          -----------------------------      -----------------------------
                                                             JULY 8,        JULY 10,            JULY 8,        JULY 10,
                                                              2000            1999               2000            1999
                                                          -------------- --------------      -------------  --------------
Income from continuing operations                         $         296  $       3,514       $      4,110   $       8,720
                                                          -------------- --------------      -------------  --------------
Denominator for basic earnings per share -
       weighted average shares                                   15,829         15,843             15,874          15,863

Effect of dilutive securities:
       Stock options                                                                 1                  2               1
                                                          -------------- --------------      -------------  --------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions           15,829         15,844             15,876          15,864
                                                          ============== ==============      =============  ==============

Basic earnings per share                                  $        0.02  $        0.22       $       0.26   $        0.55
                                                          ============== ==============      =============  ==============
Diluted earnings per share                                $        0.02  $        0.22       $       0.26   $        0.55
                                                          ============== ==============      =============  ==============

Anti-dilutive weighted shares excluded from diluted
       earnings per share                                           627            740                732             747
                                                          -------------- --------------      -------------  --------------




     Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive.

5.   COMPREHENSIVE INCOME

     Comprehensive income consists of the following:

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                     12 WEEKS ENDED                       36 WEEKS ENDED
                                              -----------------------------      ----------------------------------
                                                  JULY 8,       JULY 10,              JULY 8,          JULY 10,
                                                   2000           1999                 2000              1999
                                              -------------- --------------      ---------------- -----------------
Net income                                    $         296  $         694       $         4,110  $          4,585
Currency translation adjustments                       (397)           (68)               (1,071)              (20)
                                              -------------- --------------      ---------------- -----------------
Comprehensive income                          $        (101) $         626       $         3,039  $          4,565
                                              ============== ==============      ================ =================


6.  OPERATING SEGMENTS


                                                       Domestic         International      Consolidated
                                                    ---------------    ----------------   ----------------
12 WEEKS ENDED JULY 8, 2000

Sales of services and license fees                       $ 128,260            $ 21,619          $ 149,879
Operating income from continuing operations              $     664            $    337          $   1,001

12 WEEKS ENDED JULY 10, 1999

Sales of services and license fees                       $ 128,553            $ 21,491          $ 150,044
Operating income from continuing operations              $   5,761            $    413          $   6,174

36 WEEKS ENDED JULY 8, 2000

Sales of services and license fees                       $ 378,776            $ 67,923          $ 446,699
Operating income from continuing operations              $   7,651            $  1,071          $   8,722

36 WEEKS ENDED JULY 10, 1999

Sales of services and license fees                       $ 369,531            $ 60,244          $ 429,775
Operating income from continuing operations              $  14,846            $    895          $  15,741



7.   STOCKHOLDERS' EQUITY

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

     On May 5, 2000 the Company's Board of Directors approved the repurchase of up to 1,000 shares of its outstanding common stock in the open market at prevailing prices for use in the Company's employee stock purchase plan, stock options plans and other corporate purposes. As of August 22, 2000, the Company had repurchased 150 shares for aggregate cash consideration of $712.

     On June 20, 2000 the Company's Board of Directors declared a special cash dividend of $0.30 per share of common stock payable to shareholders of record as of July 5, 2000. The distribution, totaling $4,732, was paid on July 18, 2000.

8.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.
 .
     On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles. Included among the defendants named in the case are the Company, all members of its Board of Directors and one of the executive officers. The complaint alleges, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration has been granted, the Superior Court lawsuit has been stayed and a demand for arbitration has been made.

     The Company believes that the lawsuit is without merit and that the outcome of the arbitration proceeding will not have a material adverse effect on its earnings, cash flow or financial position.

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

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


temporary staffing solutions, including replacement, supplemental and On-Location programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates through over 350 business services offices in 45 states, the District of Columbia and five foreign countries.

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

RECENT DEVELOPMENTS

On May 3, 2000 the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company incurred $638,000 in pre-tax charges during the second quarter of fiscal 2000 and recorded additional pre-tax charges of $1.3 million in the third fiscal quarter ended July 8, 2000.

The Company's Board of Directors has begun the process to search for a new Chief Executive Officer.

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

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


discontinued operations in the Condensed Consolidated Balance Sheets at July 8, 2000 and October 30, 1999 and the operating results and cash flows of the discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the 12 and 36 weeks ended July 8, 2000 and July 10, 1999.

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

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED JULY 8, 2000 COMPARED TO FISCAL QUARTER ENDED JULY 10, 1999

SALES OF SERVICES AND LICENSE FEES. Sales of services decreased $115,000, or 0.1%, for the fiscal quarter ended July 8, 2000 as compared to the fiscal quarter ended July 10, 1999. The decrease resulted from a 3.4% decrease in billed hours offset by a 3.2 % increase in average billing rates per hour. The decrease in billed hours is primarily due to increasing competitive pressures for the supply of temporary staff as a result of the low unemployment rates in the current U.S. economy. The Company evaluates its ability to increase billing rates on a customer by customer basis within the current competitive market. Sales of services for the third quarter of fiscal 2000 decreased 0.2% for domestic business services and increased 0.6% for international business services as compared to the third quarter of fiscal 1999. Continued declines in foreign currency exchange rates adversely affect the international results as reported. Excluding the effect of these rate fluctuations, sales of services increased 10.8% for international business services for the fiscal 2000 quarter as compared to the fiscal 1999 quarter, primarily attributable to new and increased business within existing offices in Australia, the United Kingdom and Denmark.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $50,000 or 6.3%, for the fiscal quarter ended July 8, 2000 as compared to the fiscal quarter ended July 10, 1999 primarily as a

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


result of decreased sales and gross profits for licensed offices, which are experiencing the same competitive pressures noted above.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $1.1 million, or 0.9%, for the fiscal quarter ended July 8, 2000 as compared to the fiscal quarter ended July 10, 1999. Gross margin decreased from 21.5% in the third quarter of fiscal 1999 to 20.7% in the third quarter of fiscal 2000, partially due to higher workers' compensation costs, higher essential support staff benefits and lower license fees. Additionally, the Company has expanded its On-Location program and these accounts generally carry lower margins than traditional service accounts. The Company will continue its efforts to improve gross margin where feasible, however, within the current business climate, the Company believes that there are fewer opportunities available to increase gross margin, and, in some areas, the Company anticipates increased downward pressures on margins due to competition. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

Workers' compensation costs were 3.6% of payroll for the fiscal quarter ended July 8, 2000 as compared to 2.9% for the fiscal quarter ended July 10, 1999. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.4% to 3.6% of direct labor for fiscal 2000. These rates will be evaluated throughout the remainder of fiscal 2000 to ensure that they remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $46,000, or 1.1%, for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.7% in each of the third quarters of fiscal 2000 and fiscal 1999.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $3.9 million, or 17.7%, for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Included in the fiscal 2000 quarter are $1.3 million in pre-tax charges as a result of the terminated recapitalization transaction discussed above. Absent these charges, selling and administrative expenses increased $2.6 million or 11.9%, primarily due to increased bad debt write-offs, increased communication costs as a result of the implementation of a wide area network and higher salary levels as a percentage of sales of services and license fees. Additionally, selling and administrative expenses in the third fiscal quarter of 1999 were reduced as a result of domestic gross receipt tax refunds.

In response to the increase in bad debt write-offs, the Company has moved aggressively to tighten its controls over credit granting and collections.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense increased $100,000 or 19.9%, for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, reflecting higher average borrowings outstanding and higher average interest rates.

PROVISION FOR INCOME TAXES. The provision for income taxes for the third quarter of fiscal 2000 was $193,000 as compared to $2.2 million for the third quarter of fiscal 1999. This decrease was due primarily to the decrease in income before income taxes of $5.2 million. The effective income tax rate for the 12 weeks ended July 8, 2000 was 39.5% as compared to 38.7% for the 12 weeks ended July 10, 1999. The lower effective rate for the fiscal 1999 quarter was primarily due to federal tax credits and a lower overall composite state income tax rate.

36 WEEK PERIOD ENDED JULY 8, 2000 COMPARED TO 36 WEEK PERIOD ENDED JULY 10, 1999

SALES OF SERVICES AND LICENSE FEES. Sales of services increased $16.8 million, or 3.9%, for the 36 weeks ended July 8, 2000 as compared to the same period in fiscal 1999. The increase resulted from a 0.9% increase in billed hours and a 2.9% increase in average billing rates per hour. Same store sales increased approximately 4.4% for the 36 weeks ended July 8, 2000 as compared to the same period in fiscal 1999. The increase in average billing rates primarily reflects changes in the Company's overall business mix and inflationary factors. Sales of services for the 36 weeks ended July 8, 2000 increased 2.5% and 12.7%, respectively, for domestic business services and international business services as compared to the same period in fiscal 1999. Excluding the effect of foreign currency rate fluctuations, sales of services increased 18.0% for international business services, primarily attributable to new and increased business within existing offices in Australia, the United Kingdom and Denmark.

License fees increased $115,000 or 5.3%, for the 36 week period ended July 10, 2000 as compared to the same period in fiscal 1999 a result of increased sales and gross profits for licensed offices.

COSTS OF SERVICES. Costs of services increased $14.8 million, or 4.4%, for the 36 week period ended July 8, 2000 as compared to the same period in fiscal 1999. Gross margin decreased from 21.2% in the fiscal 1999 period to 20.9% for the same period in fiscal 2000 primarily for the same reasons as noted in the discussion of the third fiscal quarter above. Workers' compensation costs were 3.4% of payroll for the 36 week period ended July 8, 2000 and 2.9% for the 36 week period ended July 10, 1999.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit increased $719,000 or 6.5%, for the 36 weeks ended July 8, 2000 as compared to the 36 weeks ended July 10, 1999. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.6% for both fiscal periods.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $8.4 million, or 13.1%, for the 36 weeks ended July 8, 2000 as compared to the 36 weeks ended July 10, 1999. The fiscal 2000 period includes $1.9 million in pre-tax charges as a result of the terminated recapitalization transaction discussed above. Absent the effect of these charges, selling and administrative expenses were 15.9% of sales of services and license fees as compared to 15.0% for the same period in fiscal 1999, principally due to higher bad debts and increased communication and depreciation charges for on-going management information system initiatives. Additionally, selling and administrative expenses for the fiscal 1999 period were reduced as a result of domestic gross receipt tax refunds and United Kingdom advance corporation tax refunds.

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

INTEREST EXPENSE. Interest expense increased $572,000, or 36.4%, for the 36 weeks ended July 8, 2000 as compared to the 36 weeks ended July 10, 1999, reflecting higher average borrowings outstanding required to support the Company's systems implementations and internal growth.

PROVISION FOR INCOME TAXES. The provision for income taxes was $2.7 million for the fiscal 2000 period as compared to $5.7 million for the same period in fiscal 1999, reflecting a decrease in pre-tax income from continuing operations of $7.6 million. The effective income tax rate was 39.5% for both fiscal periods. The Company currently estimates that the effective income tax rate for the remainder of fiscal 2000 will be approximately 39.5%.

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

Net cash provided by operating activities was $14.2 million for the 36 weeks ended July 8, 2000 and $5.8 million for the 36 weeks ended July 10, 1999. The increase is primarily due to changes in deferred income taxes which reflect net income tax benefits arising from the discontinued medical operations and increases in the provision for bad debts.

Cash used for capital expenditures, which are generally for software, computers and peripherals, and office furniture and equipment, totaled $2.6 million for the 36 weeks ended July 8, 2000 and $5.6 million for the 36 weeks ended July 10, 1999. Capital expenditures during each of the fiscal 2000 and 1999 periods are primarily associated with payments for the Company's next generation management information and support systems. Capital expenditures for these systems are expected to be approximately $13.0 million including costs of hardware, software and internal and external costs associated with implementation of the project. The Company has incurred $11.6 million of such capital expenditures through the end of the third quarter of fiscal 2000 and expects to spend a total of approximately $1.4 million during the remainder of fiscal 2000.

During the third quarter of fiscal 1999, the Company scaled back its near-term acquisition plans and is currently focusing on internal growth. The Company has no plans to make major acquisitions at this time but will be reviewing future expansion opportunities through acquisitions in selected areas.

During the second and third quarters of fiscal 2000, the Company sold two of its six corporate headquarter buildings for cash proceeds of $1.0 million and has consolidated its corporate operations utilizing office space made available from the discontinuation of its medical operations.

The Company decreased borrowings by a net $7.2 million during the 36 weeks ended July 8, 2000. The Company's ability to maintain relatively lower levels of short-term borrowings during the fiscal 2000 period is primarily attributable to lower levels of sales growth and to reductions in capital expenditures for management information systems implementations, as compared to the 36 weeks ended July 10, 1999.

WESTAFF, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


The Company's credit facility provides for a secured five-year revolving line of credit up to $90.0 million with direct advances under the agreement limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four-quarter basis. As of July 8, 2000 the Company had $13.1 million available under its revolving credit facility, with $7.3 million outstanding for direct advances and $9.6 million outstanding for letters of credit.

The Company's debt facilities contain certain financial and other covenants, the most restrictive of which is a total debt to capitalization ratio. The Company was in compliance with these covenants as of July 8, 2000.

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

The Company has filed registration statements with the Securities and Exchange Commission with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans and 1.5 million shares of common stock for use in the Company's acquisition program. As of July 8, 2000, options to purchase 579,042 shares of common stock were outstanding under the Company's equity incentive plans and 420,499 shares of common stock had been issued with respect to acquisitions.

On May 5, 2000 the Company's Board of Directors approved the repurchase of up to one million shares of its outstanding common stock in the open market at prevailing prices for use in the Company's employee stock purchase plan, stock options plans and other corporate purposes. As of August 22, 2000, the Company had repurchased 150,000 shares for an aggregate cash consideration of $712,126.

On June 20, 2000 the Company's Board of Directors declared a special cash dividend of $0.30 per share of common stock payable on July 18, 2000 to shareholders of record as of July 5, 2000. The distribution totaled $4.7 million.

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

                  The complaint alleges, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff seeks to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration has been granted, the Superior Court lawsuit has been stayed and a demand for arbitration has been made.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           (a) At the Annual Meeting of Stockholders on June 20, 2000 (the "2000 Annual Meeting") Jack D. Samuelson and Gilbert L. Sheffield were elected as Class I directors to serve for three-year terms and until their successors are elected. The voting was as follows:

                                    For:  14,536,846     Withheld:  502,312

                                    The term of Paul A. Norberg as a Class II director will continue until the Company's 2001 annual meeting, and the term of
                                    W. Robert Stover as Class III director
                                    will continue until the Company's 2002
                                    annual meeting.

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------


                           (b) At the 2000 Annual Meeting, the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year 2000 ending October 28, 2000, was voted upon and passed as follows:

                                       Affirmative Votes:      14,973,153
                                       Negative Votes:             61,772
                                       Abstentions:                 4,233
                                       Broker Non-votes:                0

                           (c) At the 2000 Annual Meeting, the proposal to ratify the amendment of the 1996 Stock Option/Stock Issuance Plan was voted upon and passed as follows:

                                       Affirmative Votes:      14,426,058
                                       Negative Votes:            595,052
                                       Abstentions:                18,048
                                       Broker Non-votes:                0

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

                           (a)      Exhibits


                                    EXHIBIT INDEX

Exhibit
NUMBER           DESCRIPTION
-------          -----------
27.1              Financial Data Schedule

-----------------
                           (b)      Reports on Form 8-K

                                    Current Report on Form 8-K dated May 3, 2000 filed with the Securities and Exchange Commission on May 8, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WESTAFF, INC.



August 22, 2000                                   /S/ Paul A. Norberg
---------------                                   --------------------
     Date                                            Paul A. Norberg
                                              Executive Vice President and
                                                 Chief Financial Officer