Form 10-K
period 2000-10-28
WESTAFF INC
filed 2001-01-26
CIK 931911

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 28, 2000

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

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,443,460 as of December 29, 2000, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 29, 2000 the Registrant had outstanding 15,819,199 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or portions thereof) are incorporated herein by reference:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 are incorporated by reference into this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                 WESTAFF, INC.

                                                                        PAGE NO.
                                                                        --------

PART I

ITEM 1.   BUSINESS....................................................       3

ITEM 2.   PROPERTIES..................................................      20

ITEM 3.   LEGAL PROCEEDINGS...........................................      21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      21

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................      22

ITEM 6.   SELECTED FINANCIAL DATA.....................................      23

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................      23

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      32

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................      32

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      33

ITEM 11.  EXECUTIVE COMPENSATION......................................      35

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................      35

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      35

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.......................................................      36

          SIGNATURES..................................................    IV-2

          POWER OF ATTORNEY...........................................    IV-3

                                     PART I

ITEM 1. BUSINESS.

    The following Business Section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors Affecting Future Operating Results" beginning on page 15 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. This Form 10-K for the fiscal year ended October 28, 2000 contains service marks of the Company.

GENERAL

    The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry, and, as of October 28, 2000 operated through over 350 business services offices in 44 states, the District of Columbia and five foreign countries. The Company is currently proceeding with arrangements to operate in Mexico. As of October 28, 2000, approximately 72.6% of these offices were owned by the Company, 22.9% were operated by franchise agents and 4.5% were operated by licensees.

    The Company differentiates itself from other large temporary staffing companies by primarily focusing on recruiting and placing essential support personnel in secondary markets. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. These assignments can support either core or non-core functions of the customer's business, but are always "essential" to daily operations. The Company believes that businesses are increasingly willing to outsource or supplement large portions of these essential support functions with temporary staffing personnel.

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

    On May 3, 2000, the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, the Company's then President and Chief Executive Officer resigned and its Chairman of the Board of Directors assumed the position of interim President and Chief Executive Officer. The Company's search for a new Chief Executive Officer is on-going.

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

BUSINESS STRATEGY

    The Company's objective is to become a leading provider of essential support services in secondary markets throughout the United States and in selected international markets. Pending the completion of the Company's search for a new Chief Executive Officer, the key elements of the Company's business strategy include:

    FOCUS ON SALES WITHIN THE ESSENTIAL SUPPORT SERVICES SECTOR. The Company focuses on placing essential support personnel in markets for clerical, light industrial and light technical temporary staffing. The Company believes that essential support services are the foundation of the temporary staffing industry and will remain so for the foreseeable future. The Company also believes that employees performing essential support functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world. The Company believes that it is well-positioned to capitalize on these business segments because of its ability to attract and retain essential support personnel and its specialized knowledge of the staffing needs of customers.

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

    ENHANCE INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data. The Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operational needs of the Company. During fiscal 1999 and fiscal 2000, the Company completed the implementation and rollout of a frame relay network, completed the conversion of the majority of its back-office functions to an integrated enterprise resource planning ("ERP") application provided by Lawson Software and is in the process of completing the rollout of the Westaff Automated Visionary Enterprise ("WAVE"), a full-featured branch office tool designed to assist in order management, candidate search and recruiting, customer service management, and sales management that also allows for sharing of information between offices. The Company is presently finalizing plans to convert the temporary payroll functions to the Lawson system and expects to complete this process during fiscal 2002. The Company continues to invest in efforts to upgrade and improve the functionality, performance and utility of its systems. Furthermore, the Company is currently working on a collaborative agreement with Lawson Software to provide enhanced functionality to better meet the needs of the temporary staffing industry. The Company believes that its investments in information technology will increase management's ability to store, retrieve, process and manage information. As a result, the Company believes it will be able to improve service to its customers and employees by reducing errors and speeding the resolution of inquiries, while more efficiently allocating resources devoted to developing and maintaining the Company's information technology infrastructure. See "Factors Affecting Future Operating Results--Reliance on Management Information Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    CONTROL COSTS THROUGH EMPHASIS ON RISK MANAGEMENT. Workers' compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry. Workers' compensation costs are particularly high in the light industrial sector. Furthermore, there can be significant volatility in these costs. During fiscal 2000, the Company recorded additional charges of $2.1 million to increase workers' compensation accruals as a result of medical inflation, higher benefits costs and an increase in claims frequency. The Company has developed risk management programs and loss control strategies that it believes improve management's ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the work place, post-accident procedures and return to work programs. The Company also has created strong financial incentives for branch offices to implement its risk management procedures. The Company believes that its emphasis on controlling employee-related costs enables branch office managers to price services more competitively and improve profitability.

GROWTH STRATEGY

    The Company's current growth strategy focuses on internal growth. In the future, the Company may pursue strategic external and complementary acquisitions.

    INTERNAL GROWTH. The principal element of the Company's growth strategy has been, and continues to be, its focus on internal growth. Same store sales from continuing operations increased 8.0%, 3.6% and 3.3% in fiscal 1998, fiscal 1999 and fiscal 2000, respectively, as compared to the prior annual periods. The Company's internal growth strategy consists of the following:

    - INCREASE SALES AND PROFITABILITY AT EXISTING OFFICES. The Company believes that a substantial opportunity exists to increase sales of services and profitability in existing offices. The Company has incentive compensation plans to encourage branch office managers and staff to increase productivity and profits at the branch level while maintaining accountability for costs and collections of accounts receivable. For account representatives, the Company added a new commission plan for fiscal 2001 to encourage sales growth. In addition, the Company has maintained its corporate-level branch management function to establish and monitor branch office performance targets and develop programs to support branch operations. The Company eliminated a senior level management position in branch operations following the cancellation of the recapitalization agreement in May 2000.

    - SELECTIVELY EXPAND ON-SITE AND ON-LOCATION PROGRAMS. The Company has taken advantage of industry trends by continuing to promote its "On-Location" program and its on-site (also referred to as "vendor-on-premises") programs. As of October 28, 2000, the Company had 18 On-Location sites and 34 on-site programs. Under these programs, the Company can assume administrative responsibility for coordinating all essential staffing services throughout a customer's location, including skills testing and training.

      The On-Location program provides for an independent branch office located at the customer's facility. It is intended for large on-site accounts with more than $500,000 in annual revenue. A manager level person is assigned to the On-Location facility and this program is typically not seasonal. On-site relationships provide customers with dedicated account management which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have lower gross margins than those for retail customers, higher volumes, comparatively lower operating expenses and relatively longer customer relationships. These programs also may provide an office with sufficient gross profit dollars to cover fixed expenses as well as conduct activities to generate name recognition for recruiting and marketing purposes.

    - PURSUE EXPANSION BY ESTABLISHMENT OF NEW OFFICES. The Company seeks to open new Company-owned and franchise agent offices primarily in existing markets to benefit from common area management, cross-marketing opportunities and leveraging of administrative expenses. The Company's corporate and operating management jointly develop expansion plans for new offices based upon various criteria, including market demand, availability of qualified personnel, the regulatory environment in the relevant market and whether a new office would complement or broaden the Company's current geographic network. In the past, the Company preferred to limit expansion of its franchise agent program to proven industry professionals interested in pursuing markets that are not strategic to the Company, but since the third quarter of fiscal 2000 the Company has been willing to consider other qualified franchise prospects as it plans to grow its franchise program. The Company continues to support its current licensees, but it no longer offers a license agreement to new prospects.

    - DEVELOP LINES OF BUSINESS. While the Company intends to maintain its focus on the essential services sector of the staffing industry, its growth strategy includes expanding its permanent placement line of business and developing additional lines of business such as accounting and finance personnel. The Company believes that there are opportunities to enhance its sales in complementary lines of business and position it to better serve the multiple needs of its customers.

    - EXPAND INTERNATIONAL PRESENCE. The Company intends to expand its international presence primarily through internal growth. As of October 28, 2000, the Company operated 55 offices in Australia, the United Kingdom, Norway, New Zealand and Denmark, and had begun its expansion into Mexico. The Company has experienced growth in its international markets, with sales of services, excluding the effect of foreign currency rate fluctuations, increasing 19.6% in fiscal 1999 compared to fiscal 1998 and 13.0% in fiscal 2000 compared to fiscal 1999. The Company believes that its established international presence will enable it to take advantage of growing overseas markets where the high cost of maintaining permanent employees encourages the use of temporary personnel.

    PURSUIT OF COMPLEMENTARY AND STRATEGIC ACQUISITIONS. The Company currently intends to focus on internal growth. In the future, the Company may also pursue opportunities for growth through acquisitions in existing as well as new markets. The Company did not pursue any strategic external acquisitions in fiscal 2000 nor has it pursued any such acquisitions in fiscal 2001 to date. The Company currently has no plans to pursue strategic acquisitions during fiscal 2001.

    In evaluating potential acquisition candidates, the Company in the past has focused on independent staffing companies with a history of profitable operations, a strong management team, a recognized presence in secondary markets and compatible corporate philosophies and culture. The Company has used, and may continue to use, a team approach by making select corporate officers and department heads responsible for identifying prospective acquisitions, performing due diligence, negotiating contracts and subsequently integrating the acquired companies. The integration of newly acquired companies generally involves standardizing each company's accounting and financial procedures with those of the Company. Acquired companies typically are brought under the Company's uniform risk management program and key personnel of acquired companies often became part of field management. Marketing, sales, field operations and personnel programs must be reviewed and, where appropriate, conformed to the best practices of the Company's existing operations.

    In fiscal 2000, the Company engaged in a limited number of "internal" acquisitions, i.e., the purchase of existing franchise agent or licensed operations, and may continue doing so in fiscal 2001. The Company has a right of first refusal on any sale of franchise agent or licensed operations. Since the beginning of fiscal 2000, the Company has acquired one business services licensed office, but it has not acquired the interests of any franchise agents. The Company is currently negotiating with two licensees who wish to purchase the Company's interests in their licensed operations.

SERVICES

    The Company's business services division places essential support personnel in clerical, light industrial and light technical positions through an international network of offices. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. During the first quarter of fiscal 2001, the Company opened an Accounting Division to focus on placing skilled accounting and finance personnel. As of October 28, 2000, the Company's domestic and international business services operations comprised over 350 offices.

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

    As of October 28, 2000, the Company's international operations comprised 55 Company-owned offices: 18 in Australia; 23 in the United Kingdom; six in Norway; four in New Zealand; and four in Denmark. Through these offices, the Company provides regular and temporary personnel services in the clerical and light industrial support areas. The Company employs a managing director for each foreign country who oversees all operations in that country. For fiscal 1999 and fiscal 2000, 13.4% and 13.9% respectively, of total system revenues from continuing operations were derived from the

Company's international operations. Same store sales for international operations increased 12.3% and 13.8% for fiscal 1999 and fiscal 2000, respectively, as compared to the same prior year periods. A total of 23 offices in the United Kingdom, 18 offices in Australia and six offices in Norway have certification under ISO 9002, a total quality management program.

OPERATIONS

    As of October 28, 2000, the Company operated through a network of over 350 business services offices in 44 states, the District of Columbia and five foreign countries. The Company is currently proceeding to operate in Mexico in fiscal 2001, and it incorporated a subsidiary there during the fourth quarter of fiscal 2000. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with branch, area, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, determining business mix and advertising.

    The following table sets forth information as to the number of business services offices in operation as of the dates indicated.

                                                        NOV. 2,    NOV. 1,    OCT. 31,   OCT. 30,   OCT. 28,
                                                          1996       1997       1998       1999       2000
                                                        --------   --------   --------   --------   --------
Number of Offices by Ownership(1):
  Company-owned.......................................    217        226        267        264        257
  Franchise agent.....................................    103        103         82         75         81
  Licensed............................................      7         11         25         24         16
                                                          ---        ---        ---        ---        ---
    Total.............................................    327        340        374        363        354
                                                          ===        ===        ===        ===        ===
Number of Offices by Location(1):
  Domestic............................................    280        288        315        308        299
  International.......................................     47         52         59         55         55
                                                          ---        ---        ---        ---        ---
    Total.............................................    327        340        374        363        354
                                                          ===        ===        ===        ===        ===

------------------------

(1) Excludes Company-owned recruiting offices and medical services.

    COMPANY-OWNED OFFICES. Employees of each Company-owned office report to a manager who is responsible for day-to-day operations and the profitability of that office. Branch managers generally report to area and/or regional managers. As of December 29, 2000, there were three zone managers and 13 regional managers for the domestic Company-owned offices. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as branch, area, regional and zone managers. These plans are designed to motivate employees to maximize the growth and profitability of their offices, control costs and/or improve collections of accounts receivable. The Company believes that its incentive-based compensation plans should encourage employees in its Company-owned offices to increase sales and profits, resulting in an entrepreneurial, creative and committed team.

    FRANCHISE AGENT OFFICES. The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of October 28, 2000, the Company's 37 business services franchise agents operated 81 franchise agent offices. The Company designs its franchise agent program to provide attractive terms to franchise agents. Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively, and during fiscal 1998, 1999, and 2000, franchise agents offices represented 21.6%, 20.2%, and 19.8% respectively, of the Company's sales of services.

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

    The Company's franchise agent and license agreements contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent or license agreements. In the past five fiscal years, the Company has commenced two actions to enforce the non-competition covenants. One of those actions was resolved in the Company's favor, and one is presently pending. See "Factors Affecting Future Operating Results--Risks Related to Franchise Agent and Licensed Operations."

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

    Licensees operate within the framework of the Company's policies and standards. They recruit and employ temporary employees according to the Company's guidelines, and pay these employees using the Company's payroll procedures. However, licensees must obtain their own workers' compensation, liability, fidelity bonding and state unemployment coverage, which determine their payroll costs. The Company bills all licensees' customers and collects their remittances. License agreements are for a term of five years and are renewable for multiple five-year terms. As of October 28, 2000, the Company's six business services licensees operated 16 licensed offices. The Company is currently negotiating with two licensees who wish to purchase the Company's interests in their licensed operations. These two licensees operate a total of four licensed offices.

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

MANAGEMENT INFORMATION SYSTEMS

    The Company believes that its management information systems are instrumental to the success of its operations and the Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operational needs of the Company.

    The Company's management information systems provide functionality in both the field offices and in the corporate back-office to support the operations of the Company. Field office functionality includes the WAVE, a full-featured branch office tool, designed to assist in order management, candidate search and recruiting, customer service management, and sales management that also allows for sharing of information between offices. The Company began implementing the WAVE in fiscal 1999. As of December 31, 2000, 201 offices were live on the WAVE. The Company expects to complete the rollout of the WAVE by the end of the fourth quarter of fiscal 2001. During the course of the rollout, the Company was informed that the third party software vendor for the WAVE ceased operations. The Company has acquired license rights to the source code for this application and future development of this product is being handled by the Company's internal Information Systems staff. The Company is currently developing enhancements to allow customer and employee information on the WAVE to interface directly with the billing and payroll applications to improve efficiency.

    During fiscal 2000, the Company completed the implementation and rollout of a frame relay network which allows Company-wide access to field and corporate office applications, electronic mail, MS Office, Internet access, Westnet (the Company's intranet) and also allows for enhanced communication and data transmission capabilities among the field, corporate offices, customers and essential employees. This functionality is provided down to the desktop level of all branch office personnel utilizing thin-client technology. This design affords high efficiency through low-cost, low bandwidth data lines. Thin-client technology also affords the ability to deploy and upgrade applications very quickly to all personnel. Since all applications reside within the two corporate data centers, each desktop does not have to be touched when an upgrade is performed. This will result in potential cost reductions in the future, as personnel will not have to be dispatched to each office to perform any upgrades.

    In addition, field offices use a billing and payroll application, which is designed to provide timely and accurate payment for temporary employees and billing to the Company's customers. Under this system, field offices capture and input customer, employee, billing and payroll information. This information is transferred daily to centralized servers, where payroll, billing and financial information is processed overnight. These systems provide the Company with the ability to print checks at most of its offices within 24 hours after receipt of the time card. Invoices are also processed daily and are mailed from the Company's centralized corporate offices. This system also supports branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability.

    Most of the Company-owned, franchise agent and licensed offices are served by the Company's new systems architecture. The few offices that are not currently linked to the Company's corporate offices via the wide area network ("WAN") access these systems by either a dial-up virtual private network ("VPN") or via dial-up access to the Company's remote file transfer servers to transmit payroll data. All offices are supported by the Company's in-house technical support department, which is responsible for computer installations, training and technical support.

    During fiscal 1999 and fiscal 2000, the Company converted the majority of its back-office functions to an integrated ERP application provided by Lawson Software. Presently, major back office functions including general ledger, accounts payable, accounts receivable, purchasing, regular payroll and asset management operate within the integrated Lawson system. These systems are tightly integrated and provide for "drill-around" capabilities among the various back-office applications. The Company also has implemented the Lawson system's datamart capabilities that provide for ease of reporting and financial analysis as well as the sharing of financial and operational information to zone and regional managers via the Company's intranet. While not yet implemented, the Lawson system also includes features to permit the Company's customers to review their own billing and accounts receivable records via the Internet. Other features will allow Company employees and, ultimately, temporary staff to review their own payroll, benefits and human resource information, all via the use of the Internet.

    Currently, temporary payroll is processed on the Company's legacy payroll system. The Company is finalizing plans to convert the temporary payroll functions to the Lawson system during fiscal 2002. The Company continues to invest in efforts to upgrade and improve the functionality, performance and utility of its systems. Furthermore, the Company is currently working on a collaborative agreement with Lawson Software to provide enhanced functionality and seamless integration with front-office applications to better meet the needs of the temporary staffing industry. There can be no assurance that the Company will meet anticipated completion dates for its system initiatives, that such systems will be completed in a cost-effective manner or that such systems will support the Company's future growth or provide significant gains in efficiency and productivity. The failure of these systems to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

    Through the end of fiscal 2000, the Company incurred capital expenditures of approximately $12.5 million in connection with the implementation of the WAN, conversion to the Lawson system and implementation of the WAVE. This includes costs of hardware, software and internal and external costs associated with these projects, of which $6.2 million was incurred during fiscal 1998, $4.9 million was incurred in fiscal 1999, and $1.4 million was incurred in fiscal 2000. Capital expenditures relating to key information services projects are currently estimated to be approximately $3.5 million for fiscal 2001. See "Factors Affecting Future Operating Results--Reliance on Management Information Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK MANAGEMENT PROGRAMS

    The Company is responsible for all employee-related expenses for the temporary staff employees of its Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes, and other general payroll expenses.

    The Company's risk management programs employ a variety of workers' compensation loss prevention and loss control strategies including: customer safety evaluations, individual local office expense allocation formulas, and aggressive claims management techniques to help control and reduce risks.

    The Company's specific loss control strategies include a written screening process for light industrial work sites to ensure that temporary employees are placed within the Company's strict safety guidelines. A new Corporate Safety Manager was hired to assist offices in all safety program areas including inspections of high-profile account facilities. The Company requires general as well as site-specific safety orientation training and appropriate personal protective equipment in light industrial assignments. Safety equipment includes back supports, safety glasses, protective footwear and cut-proof gloves. Each accident is carefully reviewed by the Company to ensure that safety procedures were followed and that additional safety considerations are implemented to avoid any future injuries at a customer's work site. In addition, the Company carefully monitors the job assignments to prevent placing employees in certain high-risk jobs that prove too risky or are prohibited under the Company's guidelines.

    The Company has also developed financial incentives for field offices to ensure that risk management remains a high priority. Each Company-owned and franchise agent office is charged workers' compensation premiums through an internal experience modifier program that is based heavily upon the local office's actual claims experience. The Company also employs a dividend program for its franchise agent offices that will return a portion of their premiums in the event of positive claims experience. The Company believes that its experience modifier and dividend programs provide strong incentives to the field offices to control workers' compensation risks.

    The Company also employs a number of creative and aggressive claims management techniques to help control losses. After each workers' compensation injury, for example, post-accident drug testing is performed as part of the initial examination. In some circumstances, if the claimant tests positive for illegal drug usage, the claim may be denied in its entirety or benefits drastically reduced. If the injury prevents the employee from returning to work immediately, the Company moves forward with aggressive claims management. The Company has maintained a long-term relationship with its insurance carrier and claims administrator, and this intricate relationship has helped the Company to ensure consistency in applying its risk management programs.

    The Company's corporate claims management team, as well as all regional managers, have frequent meetings and conference calls with the claims administrator and can examine the claims adjusters' notes on-line. On an ongoing basis, the Company's workers' compensation specialists actively analyze claims to challenge compensability issues, the appropriateness of medical treatment and whether reserve balances are properly established. The Company also considers whether or not the customer or a third party may be a source for subrogation in the event civil recoveries are allowable to the injured employee.

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

COMPETITION

    The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corp. (commercial staffing segment), Kelly Services, Inc., Manpower, Inc., RemedyTemp, Inc., and Personnel Group of America, Inc. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

    The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. The Company has experienced pricing pressure in all areas of its business and expects these pressures to continue. Furthermore, the United States economy is currently showing signs of a possible economic slowdown. Should an economic slowdown or recession occur, competition for customers in the staffing industry would increase. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. In addition, in recent years the entire staffing industry has been faced with recruiting challenges due to low unemployment rates. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or gross margin, and which could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Factors Affecting Future Operating Results--Highly Competitive Market."

EMPLOYEES

    The Company estimates that as of October 28, 2000 it had approximately 35,000 temporary employees on assignment through its business services division and employed 1,130 regular staff in its business services division. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

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

SERVICE MARKS

    The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company's service marks include Westaff-Registered Trademark-, Be a Temp-Registered Trademark- and Western Staff Services-Registered Trademark-, The Essential Support Services Leader-Registered Trademark-, On Location & Essential-Registered Trademark-, and Accountants USA-Registered Trademark-. The Company's applications to federally register the service marks Westaff Wave(SM) and It's About Respect(SM) are pending. The Company is no longer pursuing a USA Temp service mark.

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

    As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto. In connection with the decision to discontinue the medical operations, the Company recorded an after-tax loss in fiscal 1998 of $6.3 million or $0.40 per share. This loss was related primarily to reduced revenues in connection with Medicare's Interim Payment System enacted as part of the Balanced Budget Act of 1997, reduced revenues as a result of settlement of a prior year Medicare audit, additional reserves for Medicare accounts receivable, increases in allowances for doubtful accounts and other charges. In addition, during fiscal 1998 the Company recorded an after-tax charge on the planned disposal of its medical operations of $3.5 million or $0.23 per share. This included an estimated charge for the write down of assets to estimated net realizable value, estimated costs to sell the operations and estimated operating losses during the disposal period.

    During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable as well as due from licensee balances. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6.6 million or $0.42 per share. These losses represented reserves for trade and Medicare accounts receivable and due from licensee balances, and also included additional operating losses resulting from the extended period required to close the sale and a reduction in estimated proceeds from the sale.

    During fiscal 2000, the Company recorded additional after-tax losses related to discontinued operations of $784,000 or $0.05 per share. This charge was primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

    As of October 28, 2000, the Company had received $1.7 million in cash proceeds from the sale of its medical operations, with an additional
$1.0 million due on the balance of the purchase price. The $1.0 million balance due, plus interest thereon, is owed to the Company under a guaranteed promissory note, which is in default. See Item 3, "Legal Proceedings."

    The amount of the estimated loss on disposal of the medical operations is based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances and estimated costs to be incurred in filling and settling all remaining Medicare cost reports. There can be no assurance that the Company will be able to complete the collection of the remaining Medicare accounts receivable and due from licensee balances on terms and costs similar to those estimated by the Company. Furthermore, there can be no assurance that the Company will be successful in collecting the remaining $1.0 million outstanding purchase price balance due on the sale of the medical business. Should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations."

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Form 10-K contains forward-looking statements concerning the Company's future programs, products, expenses, revenue, liquidity and cash needs as well as the Company's plans and strategies. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

    POSSIBLE ADVERSE EFFECTS ON FLUCTUATIONS IN THE GENERAL ECONOMY. Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    UNCERTAIN ABILITY TO CONTINUE AND MANAGE GROWTH. The Company has historically experienced significant growth, principally through internal growth; however, during recent fiscal years internal growth rates have been slowing. Growth through acquisitions occurred prior to fiscal 1999, when the Company scaled back its near-term acquisition plans other than franchise buybacks. The Company's ability to continue its growth and profitability will depend on a number of factors, including: (i) the strength of demand for temporary employees in the Company's markets; (ii) the availability of capital to fund acquisitions; (iii) the ability to maintain or increase profit margins despite pricing pressures; and (iv) existing and emerging competition. The Company must also adapt its infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Furthermore, the United States economy is currently showing signs of a possible economic slowdown. Should an economic slowdown or recession occur, competition for customers in the staffing industry would increase and may adversely impact management's allocation of the Company's resources and result in declining revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Growth Strategy."

    RELIANCE ON EXECUTIVE MANAGEMENT. The Company has retained an executive search firm to identify suitable candidates for the position of Chief Executive Officer, and the Company's Compensation Committee is screening and interviewing candidates. The failure to find a suitable successor candidate for the position of Chief Executive Officer, or the result of a prolonged search for that candidate, could have a material adverse effect on the Company's ability to manage its personnel and efficiently address changes in the business and its operations. In addition, without a Chief Executive Officer, the Company would be even more dependent on its senior executives and outside directors. The Company is highly dependent on its senior executives, including W. Robert Stover, its Chairman and founder, who has been serving as interim President and Chief Executive since May 3, 2000, when the recapitalization agreement was terminated and Michael K. Phippen resigned; Dirk A. Sodestrom, currently Senior Vice President and Chief Financial Officer who has been serving in that capacity since January 1, 2001, following Paul A. Norberg's retirement, and on the other members of its senior management team. The Company entered into an employment agreement with Mr. Stover effective January 1, 1999 for continuing employment until he chooses to retire or until his death and that agreement remains in effect as written, except for a subsequent salary increase when he assumed the position of interim President and Chief Executive Officer. The Company has entered into a new employment agreement with Mr. Sodestrom effective January 1, 2001 that contains a requirement for six-months' advance notice of termination. Employment arrangements with all of the Company's executive officers other than Mr. Stover are at-will. The loss of the services of either Mr. Stover or Mr. Sodestrom and other senior executives or other key executive personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

    RELIANCE ON MANAGEMENT INFORMATION SYSTEMS. The Company believes its management information systems are instrumental to the success of its operations. The Company's business depends on its ability to store, retrieve, process and manage significant amounts of data. The Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operational needs of the Company. During fiscal 1999 and fiscal 2000, the Company completed the implementation and rollout of a frame relay network, completed the conversion of the majority of its back-office functions to an integrated ERP application provided by Lawson Software and is in the process of completing the rollout of the WAVE, a full-featured branch office tool, designed to assist in order management, candidate search and recruiting, customer service management, and sales management that also allows for sharing of information between offices. The Company is presently finalizing plans to convert the temporary payroll functions to the Lawson system and expects to complete this process during fiscal 2002. The Company continues to invest in efforts to upgrade and improve the functionality, performance and utility of its systems. Furthermore, the Company is currently working on a collaborative agreement with Lawson Software to provide enhanced functionality to better meet the needs of the temporary staffing industry. The Company has, in the past, discovered problems in implementing, upgrading or enhancing systems and may, in the future, experience delays or increased costs to correct such defects. There can be no assurance that the Company will meet anticipated completion dates for system replacements, upgrades or enhancements, that such work will be completed in a cost-effective manner, or that such replacements, upgrades and enhancements will support the Company's future growth or provide significant gains in efficiency. The failure of the replacements, upgrades and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Management Information Systems."

    RISKS RELATED TO INTERNATIONAL OPERATIONS. The Company presently has operations in Australia, the United Kingdom, Norway, New Zealand and Denmark. The Company began to establish operations in Mexico in the fourth quarter of fiscal 2000, and it plans to operate there during fiscal 2001. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties and compliance issues associated with accounting and reporting requirements and changing and, in some cases, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company's sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company's profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

    VARIABILITY OF EMPLOYEE-RELATED COSTS. The Company is responsible for all employee-related expenses for the temporary employees of its Company-owned and franchise agent offices, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company maintains workers' compensation insurance for all claims in excess of a loss cap of $500,000 per incident, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuaries and makes changes to the rates as necessary based primarily upon historical loss trends. Periodically, the Company evaluates its historical accruals based on an actuarially developed estimate of the ultimate cost for each open policy year and adjusts such accruals as necessary. These adjustments can either be increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. During fiscal 2000, the Company recorded charges of $2.1 million to increase workers' compensation accruals based on loss exposure. Although management believes that the Company's accruals for workers' compensation obligations are adequate, there can be no assurance that the actual cost of workers' compensation obligations will not exceed the accrued amounts. In addition, there can be no assurance that the Company's programs to control workers' compensation and other payroll-related expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals. Unemployment insurance premiums are set by the states in which the Company's employees render their services. A significant increase in these premiums or in workers' compensation-related costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Risk Management Programs."

    RISKS RELATED TO CUSTOMERS. As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 1999 and 2000, no single customer of the Company accounted for more than 1.0% and 3.0%, respectively, of the Company's sales of services. Nonetheless, the loss of any of the Company's significant customers could have an adverse effect on the Company's business, results of operations, cash flows or financial condition. The Company is also subject to credit risks associated with its trade receivables. During fiscal 1999 and fiscal 2000, the Company incurred costs of $2.5 million and $4.0 million, respectively, for bad debts. Should any of the Company's principal customers default on their large receivables, the Company's business, results of operations, cash flows or financial condition could be adversely affected. See "Business--Services."

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

    ABILITY TO ATTRACT AND RETAIN THE SERVICES OF QUALIFIED TEMPORARY
PERSONNEL. The Company depends upon its ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which the Company operates have in the past and may continue to experience historically low rates of unemployment and the Company has experienced, and may continue to experience, significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of its customers. Furthermore, the Company may face increased competitive pricing pressures during such periods. While the current economic environment is facing uncertainties, competition for individuals with the requisite skills is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on terms of employment acceptable to the Company. The Company must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company to accept regular staff employment with customers of the Company. The inability to attract and retain qualified personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business--Operations."

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

    EMPLOYER LIABILITY RISKS. Providers of temporary staffing services place people in the work places of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers' proprietary information, employment of undocumented workers, other criminal activity or torts, claims under health and safety regulations and other claims. There can be no assurance that the Company will not be subject to these types of claims, which may result in negative publicity and the payment by the Company of monetary damages or fines which, if substantial, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

    RISKS RELATED TO FRANCHISE AGENT AND LICENSED OPERATIONS. Franchise agent and licensed operations comprise a significant portion of the Company's sales of services and license fees. For fiscal 1999 and fiscal 2000, 20.6% and 20.1%, respectively, of the Company's total sales of services and license fees were derived from franchise agent and licensed operations. In addition, the Company's ten largest franchise agents for fiscal 2000 (based on sales volume) accounted for 11.1% of the Company's sales of services. The loss of one or more of the Company's franchise agents or licensees, and any associated loss of customers and sales, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. The Company is currently negotiating with two licensees who wish to purchase the Company's interests in their licensed operations. These two licensees operate a total of four licensed offices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's franchise agent and license agreements contain two-year non-competition covenants, which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent or license agreements. In the past five fiscal years, the Company has commenced two actions to enforce the non-competition covenants. One of those actions was resolved in the Company's favor, and one is presently pending. Should former franchise agents prevail at trial of such actions, or successfully appeal, the Company's ability to prevent franchise agents or licensees from operating competitive temporary staffing businesses, could be adversely affected. The Company has incurred, and may continue to incur, substantial attorneys' fees and litigation expenses for such lawsuits, both in furtherance of the Company's role as plaintiff and in defense of counterclaims or cross-complaints, for which insurance coverage typically is not available.

    RISK OF NASDAQ DELISTING. There are several requirements for continued listing on the Nasdaq National Market ("Nasdaq") including, but not limited to, a minimum stock price of one dollar per share and $4.0 million in tangible net worth. If the Company's Common Stock price closes below one dollar per share for 30 consecutive days, the Company may receive notification from Nasdaq that its Common Stock will be delisted from the Nasdaq unless the stock closes at or above one dollar per share for at least ten consecutive days during the 90-day period following such notification. In the future, the Company's Common Stock price or tangible net worth may fall below the Nasdaq listing requirements, or the Company may not comply with other listing requirements, with the result being that its Common Stock might be delisted. If its Common Stock is delisted, the Company may list its Common Stock for trading over-the-counter or may apply for listing on the Nasdaq Smallcaps Market, subject to Nasdaq's approval. Delisting from the Nasdaq could adversely affect the liquidity and price of the Company's Common Stock and it could have a long-term impact on the Company's ability to raise future capital through a sale of its Common Stock. In addition, it could make it more difficult for investors to obtain quotations or trade this stock.

    RISKS OF EURO INTRODUCTION. Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union ("EMU"). The conversion rates between the euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by euro notes and coinage. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom, Norway and Denmark, which may join the EMU at a future date. To date, the Company has not incurred any material costs of addressing the euro formation and does not anticipate incurring material costs in the future; however, the Company will continue to assess the effect the euro formation may have on its internal systems and the sales of its services and take appropriate actions based on the results of such assessment. There can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's future business, results of operations, cash flows or financial condition. See "Business--Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--European Currency."

    RISKS RELATED TO ACQUISITIONS. In fiscal 2000, the Company did not make any strategic external acquisitions nor did it buy back the interests of any franchise agents. Since the start of fiscal 2000, the Company made one internal acquisition, a buyout of one licensee that the Company believes was not material. The Company has no near-term acquisition plans other than possible franchise agent buybacks or other licensee buyouts, and no such acquisition transactions are presently pending.

    In the event that the Company pursues acquisitions in the future, there can be no assurance that the Company will be able to expand its current market presence or successfully enter other markets through acquisitions. Competition for acquisitions may increase to the extent other temporary services firms, many of which have significantly greater financial resources than the Company, seek to increase their market share through acquisitions. In addition, the Company is subject to certain limitations on the incurrence of additional indebtedness under its credit facilities, which may restrict the Company's ability to finance acquisitions. Further, there can be no assurance that the Company will be able to identify suitable acquisition candidates or, if identified, complete such acquisitions or successfully integrate such acquired businesses into its operations. Acquisitions also involve special risks, including risks associated with unanticipated problems, liabilities and contingencies, diversion of management's attention and possible adverse effects on earnings resulting from increased goodwill amortization, interest costs and workers' compensation costs, as well as difficulties related to the integration of the acquired businesses, such as retention of management. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenue or profitability as the Company's existing locations. In addition, to the extent that the Company consummates acquisitions in which a portion of the consideration is in the form of Common Stock, current shareholders may experience dilution. The failure to identify suitable acquisitions, to complete such acquisitions or successfully integrate such acquired businesses into its operations could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Growth Strategy."

ITEM 2. PROPERTIES.

    The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. As of December 29, 2000, the Company owned four buildings, totaling approximately 66,000 square feet, which house its corporate headquarters. Certain of these buildings were subject to a trust deed that has been fully repaid. In fiscal 2000, the Company sold two buildings consisting of approximately 10,000 total square feet for cash proceeds of $1.0 million and has consolidated its corporate operations utilizing office space made available from the discontinuation of its medical operations.

    In addition, the Company leases space for its Company-owned offices in the United States and abroad. The leases generally are for terms of one to five years and contain customary terms and conditions. The Company believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS.

    In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, bodily injury, property damage, professional malpractice, errors and omissions and fidelity losses. On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case are Westaff, Inc., W. Robert Stover, Michael K. Phippen, Paul A. Norberg, Jack D. Samuelson, Gilbert L. Sheffield, Mike Ehresman and Does 1-10.

    The complaint alleges, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit has been stayed, a demand for arbitration was made and an arbitration proceeding is pending.

    On or about August 18, 2000, Intrepid U.S.A. Inc. filed a demand for arbitration with the American Arbitration Association in San Francisco, California. The defendants named in the demand are Westaff (USA), Inc., Western Medical Services, Inc. and two other subsidiary corporations that were involved in the operation of the Company's medical business.

    The demand alleges, among other things, that the defendants made misrepresentations and otherwise breached the asset purchase agreement for the sale of substantially all the assets of the Company's medical business. The defendants filed an answering statement, counterclaim and demand against guarantors, denying all liability and seeking payment for the accelerated
$1.0 million balance of the purchase price and other charges due to the Company. The petitioner filed a reply in which it expanded its damages claim. Discovery proceedings have been conducted and an arbitration hearing has been scheduled.

    Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has been included for quotation in the Nasdaq National Market under the symbol "WSTF" since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market.

                                                            HIGH             LOW
                                                          --------         --------
Fiscal 1999:
  First Quarter ended January 23, 1999..................   $11.63           $5.94
  Second Quarter ended April 17, 1999...................     8.25            4.69
  Third Quarter ended July 10, 1999.....................     7.50            5.06
  Fourth Quarter ended October 30, 1999.................     9.06            5.50

Fiscal 2000:
  First Quarter ended January 22, 2000..................     8.63            5.63
  Second Quarter ended April 15, 2000...................     9.25            7.06
  Third Quarter ended July 8, 2000......................     8.38            3.86
  Fourth Quarter ended October 28, 2000.................     5.06            3.00

Fiscal 2001:
  First Quarter through January 25, 2001................     3.25            1.50

    On December 29, 2000, the last reported sales price on the Nasdaq National Market for the Common Stock was $2.00 per share. As of December 29, 2000, there were approximately 1,345 beneficial owners of the Common Stock.

    On June 20, 2000, the Company's Board of Directors declared a special cash dividend of $0.30 per share of Common Stock payable to shareholders of record as of July 5, 2000. The distribution, totaling $4.7 million, was paid on July 18, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                  FISCAL YEAR
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS AND NUMBER OF OFFICES)
Sales of services and license fees..........................  $662,955   $650,752   $599,709   $530,076   $441,808
Operating income............................................    14,793     25,350     24,020     15,523     13,757
Income from continuing operations...........................     7,235     14,007     13,748      9,210      2,725
                                                              ========   ========   ========   ========   ========
Diluted earnings per share--continuing operations...........  $   0.46   $   0.88   $   0.87   $   0.60   $   0.19
                                                              ========   ========   ========   ========   ========
Pro forma income from continuing operations(1)..............                                              $  8,203
                                                                                                          ========
Diluted pro forma earnings per share--continuing
  operations(1).............................................                                              $   0.57
                                                                                                          ========

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.............................................  $ 61,767   $ 59,853   $ 57,702   $ 45,184   $ 31,982
Total assets................................................   183,072    190,830    197,145    154,530    120,780
Short-term debt.............................................    13,250     14,100     20,423     21,298     11,193
Long-term debt (excluding current portion)..................    37,250     41,608     44,708     17,631      3,603
Stockholders' equity........................................    73,166     74,941     67,483     57,296     49,252

OTHER OPERATING DATA:
Number of offices (at end of period)
  Company-owned.............................................       257        264        267        226        217
  Franchise agent...........................................        81         75         82        103        103
  Licensed..................................................        16         24         25         11          7
                                                              --------   --------   --------   --------   --------
    Total...................................................       354        363        374        340        327
                                                              ========   ========   ========   ========   ========

SYSTEM REVENUE DATA (EXCLUDING LICENSE FEES):
  Domestic business services................................  $604,520   $597,874   $549,689   $473,192   $418,546
  International business services...........................    97,375     92,438     77,492     72,554     58,872
                                                              --------   --------   --------   --------   --------
    Total...................................................  $701,895   $690,312   $627,181   $545,746   $477,418
                                                              ========   ========   ========   ========   ========

------------------------------

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

    In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. These forward-looking statements include, but are not limited to, statements regarding sales, acquisitions, gross margin, workers' compensation costs, communication costs, selling and administrative expenses, depreciation expenses, interest expense, income taxes, capital expenditures, capital resources, management information systems and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: demand for the Company's services, the competition within its markets, the loss of a principal customer and the Company's ability to increase the productivity of its existing offices, to control costs, to expand operations, the availability of sufficient personnel, including the employment and retention of a qualified Chief Executive Officer, and the ability of the Company to complete the realization of the remaining medical assets. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in "Factors Affecting Future Operating Results."

OVERVIEW

    The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 350 business services offices in 44 states, the District of Columbia and five foreign countries.

    The Company differentiates itself from other large temporary staffing companies by primarily focusing on recruiting and placing essential support personnel in secondary markets. Essential support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing, assembly and lab assistance. These assignments can support either core or non-core functions of the customer's business, but are always "essential" to daily operations.

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

RECENT DEVELOPMENTS

    On May 3, 2000, the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the

Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company incurred $638,000 in pre-tax charges during the second quarter of fiscal 2000 and recorded additional pre-tax charges of $1.3 million in the third fiscal quarter ended July 8, 2000.

DISCONTINUED OPERATIONS

    In November 1998, the Company announced its plan to sell Western Medical. As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto. In connection with the decision to discontinue the medical operations, the Company recorded an after-tax loss in fiscal 1998 of $6.3 million or $0.40 per share. This loss was related primarily to reduced revenues in connection with Medicare's Interim Payment System enacted as part of the Balanced Budget Act of 1997, reduced revenues as a result of settlement of a prior year Medicare audit, additional reserves for Medicare accounts receivable, increases in allowances for doubtful accounts and other charges. In addition, during fiscal 1998 the Company recorded an after-tax charge on the planned disposal of its medical operations of $3.5 million or $0.23 per share. This included an estimated charge for the write down of assets to estimated net realizable value, estimated costs to sell the operations and estimated operating losses during the disposal period.

    During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6.6 million or $0.42 per share. These losses primarily represented reserves for trade and Medicare accounts receivable and due from licensee balances, and also included additional operating losses resulting from the extended period required to close the sale and a reduction in the estimated proceeds from the sale.

    During fiscal 2000, the Company recorded additional after-tax losses relating to discontinued operations of $784,000 or $0.05 per share. This charge was primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

    As of October 28, 2000, the Company has received $1.7 million in cash proceeds from the sale of its medical operations with an additional
$1.0 million due on the balance of the purchase price. The $1.0 million balance due, plus interest thereon, is owed to the Company under a guaranteed promissory note, which is in default. See Item 3. Legal Proceedings.

    The amount of the estimated loss on disposal of the medical operations is based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances and estimated costs to be incurred in filing and settling all remaining Medicare cost reports. There can be no assurance that the Company will be able to complete the collection of the remaining Medicare accounts receivable and due from licensee balances on terms and costs similar to those estimated by the Company. Furthermore, there can be no assurance that the Company will be successful in collecting the remaining $1.0 million outstanding purchase price balance due on the sale of the medical business. Should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

RESULTS OF CONTINUING OPERATIONS

    The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of sales of services and license fees.

                                                                          FISCAL YEAR
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Sales of services...........................................    99.5%         99.5%         99.7%
License fees................................................     0.5%          0.5%          0.3%
                                                               -----         -----         -----
Total sales of services and license fees....................   100.0%        100.0%        100.0%
Costs of services...........................................    79.4%         78.8%         78.8%
                                                               -----         -----         -----
Gross profit................................................    20.6%         21.2%         21.2%
Franchise agents' share of gross profit.....................     2.7%          2.6%          2.8%
Selling and administrative expenses.........................    14.4%         13.4%         13.2%
Depreciation and amortization...............................     1.3%          1.3%          1.2%
                                                               -----         -----         -----
Operating income from continuing operations.................     2.2%          3.9%          4.0%
Interest expense............................................     0.5%          0.4%          0.3%
Interest income.............................................    -0.1%         -0.1%         -0.1%
                                                               -----         -----         -----
Income from continuing operations before income taxes.......     1.8%          3.6%          3.8%
Provision for income taxes..................................     0.7%          1.4%          1.5%
                                                               -----         -----         -----
Income from continuing operations...........................     1.1%          2.2%          2.3%
                                                               =====         =====         =====

FISCAL 2000 COMPARED TO FISCAL 1999

    SALES OF SERVICES AND LICENSE FEES.  Sales of services increased
$12.4 million, or 1.9%, for fiscal 2000 as compared to fiscal 1999. Average bill rates increased 2.9% in fiscal 2000 as compared to fiscal 1999, while billed hours declined slightly. Same store sales increased by 3.3% for fiscal 2000 as compared to fiscal 1999. Sales of services increased 1.3% for domestic business services and 5.3% for international business services. Fiscal 2000 domestic sales of services have been adversely affected by competitive pressures for the supply of temporary staff as a result of the low unemployment rates in the United States economy during fiscal 2000 as well as more recent decreasing demand for temporary staffing services in some sectors of the economy. Recent trends in the United States economy are indicating a possible slowdown in economic activity. Depending upon the extent of the economic slowdown, the Company currently estimates that its sales will decline during at least the first quarter of fiscal 2001, and quite likely beyond. Continued declines in foreign currency exchange rates have negatively impacted the international results as reported. Excluding the effect of these rate fluctuations, fiscal 2000 international sales of services increased 13.0% as compared to fiscal 1999. Acquisitions did not have a significant effect on the increase in fiscal 2000 sales of services. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees. Fiscal 1999 acquisitions were limited to buy backs and conversion of six of the Company's franchise agents' operations to Company-owned offices.

    License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $199,000 or 6.1%, for fiscal 2000 as compared to fiscal 1999. During the fourth quarter of fiscal 2000 the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program, and two licensees essentially closed operations. The Company is currently in negotiations with two of its licensees who wish to purchase the Company's interest in their licensed operations. License fees for these two licensees in fiscal 2000 were approximately $1.2 million. If these negotiations are successful, the

Company would recognize a gain on the sale at the date of the closing; however, future license fee income from these operations would cease.

    COST OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased
$13.7 million, or 2.7%, for fiscal 2000 as compared to fiscal 1999. Gross margin declined from 21.2% in fiscal 1999 to 20.6% in fiscal 2000 primarily due to higher workers' compensation costs and lower license fees. Additionally, the Company has expanded its On-Location program accounts which generally carry lower margins than traditional service accounts, and is experiencing increased downward pressures on margins due to competition. The Company will continue its efforts to improve gross margin where feasible, however, within the current business climate and with increased workers' compensation costs, the Company believes that there are fewer opportunities available to increase gross margin. There can be no assurance that the Company will be successful in either increasing or maintaining gross margin.

    Workers' compensation costs were 4.0% of payroll for fiscal 2000 and 3.0% for fiscal 1999. As a result of increases in the Company's actuarially estimated ultimate losses for all open policy years, the Company recorded an additional charge for workers' compensation costs of $2.1 million, or $0.08 per share, net of taxes, during the fourth quarter of fiscal 2000. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 4.2% to 4.8% of direct labor for fiscal 2001. These rates may change depending upon the results of actuarial estimates. The Company will review interim actuarial estimates throughout fiscal 2001 to ensure that accrual rates remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals.

    FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $822,000, or 4.8%, for fiscal 2000 as compared to fiscal 1999. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.6% during fiscal 1999 to 2.7% for fiscal 2000.

    SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $8.2 million, or 8.6%, for fiscal 2000 as compared to fiscal 1999. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.7% for fiscal 1999 to 15.7% for fiscal 2000. As noted in Recent Developments above, fiscal 2000 includes $1.9 million in pre-tax charges as a result of the terminated recapitalization. Fiscal 2000 also reflects increased costs for bad debts, increased communication costs in connection with the Company's wide area network, higher depreciation and outside services costs for on-going management information system initiatives (see Item 1. Business--Management Information Systems) and increased foreign currency transaction losses due to the effect of declining exchange rates with the Company's international operations. Additionally, selling and administrative expenses for fiscal 1999 were lower as a result of domestic gross receipt tax refunds and United Kingdom advance corporation tax refunds. The Company has moved aggressively to tighten the controls over credit granting and collections; however, there can be no assurance that such actions will result in a reduction in bad debt levels in the future.

    As noted above, selling and administrative expenses are impacted by the Company's management information systems. During fiscal 1999 and fiscal 2000, the Company replaced its back-office financial reporting systems, implemented a new billing and activities management system and implemented a wide area network to allow for enhanced communication and data transmission capabilities among the field and corporate offices. The Company has also been rolling out a new branch office search and retrieval and remote data capture module. As of October 28, 2000, 183 domestic offices were live on the front-office system. The Company expects to complete the initial roll-out of the front office system by the end of the fourth quarter of fiscal 2001. The Company is currently working on system upgrades and functional enhancements for its financial and billing systems and is developing plans to convert its current temporary payroll system to a new system in fiscal 2002. The Company is also working with its key software vendor to build additional functionality within the core product that will better serve the needs of the temporary staffing industry.

    As a result of these system initiatives, the Company incurred increased costs for communications, depreciation and system maintenance during fiscal 1999 and fiscal 2000. As the wide area network is fully deployed, the Company expects communications costs for fiscal 2001 to be similar to fiscal 2000. Furthermore, the Company's temporary payroll system is now fully depreciated. Accordingly, depreciation expense for fiscal 2001 is expected to decrease as compared to fiscal 2000. The Company continues to invest in efforts to upgrade and improve the functionality, performance and utility of its systems. Furthermore, the Company's temporary payroll system is critical to the success of the Company and the planned conversion to the new system will be key to enhancing the performance and functionality of the payroll process. There can be no assurance that the Company will meet anticipated completion dates for its system initiatives, that such systems will be completed in a cost-effective manner or that such systems will support the Company's future growth or provide significant gains in efficiency and productivity. The failure of these systems to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

    INTEREST EXPENSE. Interest expense increased $640,000, or 25.4%, for fiscal 2000 as compared to fiscal 1999 as a result of higher average borrowings for domestic business services.

    PROVISION FOR INCOME TAXES. The provision for income taxes for fiscal 2000 decreased $4.4 million, or 48.3%, as compared to fiscal 1999 reflecting the decrease in pre-tax income from continuing operations of $11.2 million. The effective income tax rate was 39.5% for both fiscal years. The Company currently estimates that the effective income tax rate for fiscal 2001 will be approximately 40.0%.

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

    COST OF SERVICES. Costs of services increased $40.0 million, or 8.5%, for fiscal 1999 as compared to fiscal 1998. Gross margin was 21.2% in both fiscal 1999 and fiscal 1998. Gross margin for domestic business services increased from 20.8% in fiscal 1998 to 20.9% in fiscal 1999. Gross margin for international business services decreased from 21.5% in fiscal 1998 to 20.2% in fiscal 1999, primarily due to lower margins in Australia in connection with a large contract with fees based on productive output, which had not yet achieved its targeted productivity levels.

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

    SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses increased $9.3 million, or 10.8%, for fiscal 1999 as compared to fiscal 1998. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.4% for fiscal 1998 to 14.7% for fiscal 1999. The increase in selling and administrative expenses as a percentage of sales of services and license fees was primarily due to higher costs incurred in connection with the Company's management information system initiatives (see Fiscal 2000 compared to Fiscal 1999--Selling and Administrative Expenses and Item 1. Business--Management Information Systems), increased bad debts, higher medical plan costs and higher amortization costs resulting from acquisitions. The increased costs associated with the Company's information system initiatives include higher communication costs in connection with the implementation of the Company's wide area network, increased depreciation costs and higher maintenance costs associated with the new software products. The relative volume of franchise business also affects the overall selling and administrative costs. As the proportion of franchise sales and gross profit declines relative to total sales (due to conversions from franchise agent offices to licensed offices or Company-owned offices), franchise agents' share of gross profit declines as a percentage of sales of services and license fees, and selling and administrative costs tend to increase as a percentage of sales of services and license fees.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in relatively recent years, for management information systems initiatives. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

    Net cash provided by operating activities was $16.7 million, $15.4 million, and $4.4 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. In fiscal 2000, increased net cash flows were primarily provided by net deferred tax benefits realized on the discontinued medical operations, increases in the provision for bad debts, changes in due from licensees due to changes in the number of licensees and collection of receivables, and changes in other asset balances. Fiscal 1999 cash flows provided by operating activities included $10.9 million provided by discontinued operations, primarily due to the collection of receivables. In fiscal 1998, cash flows provided by operating activities were reduced by $6.2 million as a result of medical business operating losses and the estimated loss on the disposal of these operations.

    Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $4.4 million, $8.2 million and $8.9 million for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The increase in capital expenditures during fiscal 1999 and fiscal 1998 is associated with payments for the Company's next generation management information and support systems--in particular, its wide area network and back-office financial and accounting suites. In fiscal 1999, the Company began rolling out a new front office search and retrieval and data capture model. Capital expenditures for these systems through the end of fiscal 2000 totaled $12.5 million including costs of hardware, software and internal and external costs associated with implementation of the projects. The Company is currently working on systems upgrades and functional enhancements to its financial and billing systems. The Company currently anticipates total fiscal 2001 capital expenditures to be approximately $5.0 million.

    During fiscal 2000, fiscal 1999 and fiscal 1998, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $136,000, $1.7 million, and $15.4 million, respectively. The Company currently intends to focus on internal growth and has no plans to make major acquisitions at this time. In the future, the Company may again pursue opportunities for growth through strategic external acquisitions.

    Cash of $1.7 million was received through fiscal 2000 in connection with the sale of the medical operations. An additional $1.0 million is due on the balance of the purchase price under a guaranteed promissory note which is in default (see Item 3. Legal Proceedings). Cash outflows in fiscal 1998 of $2.6 million from investing activities of the discontinued medical operations primarily represented payments for acquisitions and capital expenditures.

    During the second and third quarters of fiscal 2000, the Company sold two of its six corporate headquarter buildings for cash proceeds of $1.0 million and has consolidated its corporate operations utilizing office space made available from the discontinuation of its medical operations.

    During fiscal 2000, the Company reduced borrowings by a net $5.2 million. The Company's ability to maintain relatively lower debt levels during fiscal 2000 is primarily attributable to lower levels of sales growth and to reductions in capital expenditures for management information systems implementations as compared to fiscal 1999 and fiscal 1998. The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million five-year revolving line of credit and an $18.0 million six-year term loan. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit of up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four-quarter basis. As of October 28, 2000, the Company had $7.3 million available under its revolving credit facility, with $10.0 million outstanding for direct advances and $9.6 million outstanding for letters of credit. Effective November 1, 2000, the Company obtained an $11.8 million financial guarantee bond, expiring November 1, 2001, to secure a portion of its workers' compensation premium and deductible obligations. Additionally, in December 2000 the Company increased its outstanding irrevocable standby letters of credit to $11.8 million.

    On May 20, 1998, the Company executed private placements of 10-year senior secured notes totaling $30.0 million payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings under the revolving agreement of $22.6 million, with the remainder used for working capital and general corporate purposes.

    The Company's debt facilities contain certain financial and other covenants, the most restrictive of which is a total debt to capitalization ratio. The Company was in compliance with these covenants as of October 28, 2000.

    Based on current projections, the management believes there is a possibility that the Company may be out of compliance with one of its credit facility's financial covenants in the first quarter of fiscal 2001. The Company has been out of compliance with one or more covenants in the past and has received waivers and amendments with respect to such covenants from its bank lenders. The management believes that in the event the Company is out of compliance with the covenant, it will be able to obtain a waiver or amendment; however, there can be no assurance that the Company's bank lenders would grant one. If the Company were unable to obtain the waiver or amendment, management believes that alternative sources of financing for amounts outstanding under its credit facility could be obtained; however, there can be no assurance that such alternative sources of financing could be obtained.

    During fiscal 2000, fiscal 1999 and fiscal 1998, the Company repurchased 150,000, 100,000 and 180,000 shares of common stock on the open market for aggregate cash consideration of $712,000, $675,000 and $3.0 million, respectively. During fiscal 2000, fiscal 1999 and fiscal 1998, 93,000, 136,000 and 186,000 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $424,000, $822,000 and $1.8 million, respectively.

    In July 1998, the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100,000 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000, the Company paid the selling parties $800,000 in lieu of issuing additional shares, with an offsetting reduction in additional paid-in capital.

    On June 20, 2000, the Company's Board of Directors declared a special cash dividend of $0.30 per share of common stock paid on July 18, 2000 to stockholders of record as of July 5, 2000. The distribution totaled
$4.7 million.

    On June 2, 1998, the Company filed a Form S-4 shelf registration statement with the Securities and Exchange Commission registering 1.5 million shares of its Common Stock which may be offered in the future in connection with the Company's acquisition program, of which approximately 420,000 shares have been issued.

    The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of October 28, 2000, options to purchase an aggregate of 367,000 shares of common stock were outstanding under the Company's equity incentive plans.

    The Company believes that cash from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

EUROPEAN CURRENCY

    Beginning in January 1999, a new currency called the "euro" was introduced in certain European countries that are part of the Economic and Monetary Union ("EMU"). The conversion rates between the euro and the participating nations' currencies have been fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by euro notes and coinage. A significant amount of uncertainty exists as to the effect the euro will have on the marketplace. Currently, the Company does not operate in any countries that are part of the EMU; however, the Company operates in the United Kingdom, Norway and Denmark, which may join the EMU at a future date. To date, the Company has not incurred any material costs of addressing the euro formation and does not anticipate incurring material costs in the future; however, the Company will continue to assess the effect the euro formation may have on its internal systems and the sales of its services, and take appropriate actions based on the results of such assessment. There can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's future business, results of operations, cash flows and financial condition.

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

    For the Company's fiscal year ended October 31, 1998, neither the Company nor anyone acting on its behalf consulted with Arthur Andersen LLP regarding application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that the new accountants concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues. The Company had never consulted with Arthur Andersen LLP prior to its engagement concerning any disagreement or reportable event, as those terms are defined in Item 304(a) of Securities and Exchange Commission Regulation S-K.

    For the Company's fiscal year ended October 30, 1999 and October 28, 2000, there were no disagreements with its accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information as of January 25, 2001 with respect to each person who is a director or executive officer of the Company(1) and includes certain significant key employees.

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------

W. Robert Stover(2)(3)(5)..............     79      Chairman of the Board of Directors, interim President
                                                    and Chief Executive Officer

Dirk A. Sodestrom......................     43      Senior Vice President and Chief Financial Officer

Robin A. Herman........................     49      Senior Vice President, General Counsel and Secretary

M. John Grossu.........................     58      Senior Vice President of Strategic Business Solutions

Christa C. Leonard.....................     43      Vice President and Treasurer

Joseph R. Coute........................     53      Vice President and Director of Human Resources

David P. Wilson........................     38      Vice President, Director of Information Services

Gilbert L. Sheffield(2)(3)(4)(5).......     71      Director

Jack D. Samuelson(2)(3)(4)(5)..........     76      Director

------------------------

(1) The office of Controller is presently vacant and a search for a suitable successor to Mr. Sodestrom in that capacity is underway. The Company intends to recruit at least one new director by June 14, 2001. There are presently three vacancies on the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors. The new director whom the Company intends to recruit would serve on the Audit Committee.

(3) Member of the Secondary Committee of the Compensation Committee of the Board of Directors.

(4) Member of the Primary Committee of the Compensation Committee of the Board of Directors.

(5) Member of the Strategic Planning Committee of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below is a description of the backgrounds of the directors and executive officers and certain significant key employees of the Company. There are no family relationships among any of the Company's directors and executive officers or key employees.

    W. ROBERT STOVER. Mr. Stover founded the Company in 1948 and has been continuously involved in the management of the Company since that time. Since the Company's incorporation in 1954, Mr. Stover has held the position of Chairman of the Board of Directors. From 1954 to 1985, Mr. Stover served as President of the Company, and from 1985 to the end of calendar year 1998 as Chief Executive Officer. He stepped down as Chief Executive Officer effective January 1, 1999 and continued to serve as Chairman of the Board of Directors until May 3, 2000, when he assumed the position of interim President and Chief Executive Officer following the termination of the recapitalization agreement that was a management-led buyout transaction.

    DIRK A. SODESTROM. Mr. Sodestrom joined the Company as Controller in February 1991. In December 1992, he was elected to the additional position of Vice President. In June 1998, Mr. Sodestrom was named a Senior Vice President of the Company. Effective January 1, 2001, Mr. Sodestrom was appointed as Chief Financial Officer. Mr. Sodestrom continues to handle the responsibilities of the office of Controller pending completion of the Company's search for his successor in that position. Mr. Sodestrom was employed from 1980 to 1991 by Price Waterhouse LLP, most recently as a Senior Audit Manager. He is a certified public accountant on inactive status.

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

    M. JOHN GROSSU. Mr. Grossu joined the Company as Senior Vice President--Zone Manager (California) in May 1996. Effective February 1999, he was assigned additional responsibilities for international operations and his title was changed to Senior Vice President, Group Operations Europe and Zone Manager (California). In June 2000, he was appointed Senior Vice President, Strategic Business Solutions. Mr. Grossu's prior staffing industry experience includes approximately 25 years with Kelly Services, Inc.

    CHRISTA C. LEONARD. Ms. Leonard was hired as Vice President and Treasurer of the Company effective November 15, 2000 to fill a vacancy in the Office of Treasurer. Ms. Leonard was previously employed by USI Insurance Services Corp. as Vice President, Treasury and Tax, from 1996 to 2000. She has approximately nine years' prior work experience in the public accounting field, most recently from 1995 to 1996 with Roberts Schultz & Co., and also with Wallace Meyer & Co. from 1992 to 1994 and KPMG Peat Marwick & Co. from 1987 to 1992. She is a certified public accountant on inactive status.

    JOSEPH R. COUTE.  Mr. Coute has been employed by the Company since
January 1997 as Vice President and Director of Human Resources. His previous employer was Bank of America for approximately 26 years, including 16 years in human resources and ten years in branch operations.

    DAVID P. WILSON. Mr. Wilson was hired in December 1997 as Field Automation Manager, focusing on the field automation process. In June 1998, he was assigned the additional task of managing the customer service and help desk functions of the Company's Information Services Department. Mr. Wilson was promoted to Vice President, Director of Information Services in January 2001.

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

    Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the

Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information included in the Company's Proxy Statement under the captions "Directors' Compensation," "Executive Compensation," "Option Grants In Last Fiscal Year," "Aggregate Option Exercises and Fiscal Year End Values," "Compensation Committee Interlocks and Insider Participation" and "Employment Agreements" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Employment Agreements" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See Note 6 of "Notes to Consolidated Financial Statements" under Item 14 of this Form 10-K. In addition, the information included in the Company's Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

    1.  Financial Statements


Report of Independent Public Accountants....................  F-1

Report of Former Independent Accountants....................  F-2

Consolidated Balance Sheets--As of the Fiscal Year Ended
  October 28, 2000 and the Fiscal Year Ended October 30,
  1999......................................................  F-3

Consolidated Statements of Operations--For the Three-Year     F-4
  Period Ended October 28, 2000.............................

Consolidated Statements of Stockholders' Equity--For the      F-5
  Three-Year Period Ended October 28, 2000..................

Consolidated Statements of Cash Flows--For the Three-Year     F-6
  Period Ended October 28, 2000.............................

Notes to Consolidated Financial Statements..................  F-8

    2. Financial Statement Schedules. The following Financial Statement Schedule of the Registrant is filed as part of this report:

       Schedule II: Valuation and Qualifying Accounts
       (included at page IV-1)

       All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3. Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------

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

 3.2.3 Third Amendment of the Amended and Restated Bylaws, effective March 30, 1999.(13)

 4.1                    Form of Specimen Certificate for the Company's Common
                        Stock.(1)

 4.1.1                  Form of New Specimen Certificate for the Company's Common
                        Stock.(10)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.1                    Form of Indemnification Agreement between the Company and
                        the Officers and Key Employees of the Company.(1)

10.2 Form of Indemnification Agreement between the Company and the Directors of the Company.(1)

10.3                    Employment Agreement between the Company and W. Robert
                        Stover.(1)

10.3.1 Amendment to the Employment Agreement between the Company and W. Robert Stover.(2)

10.3.2                  Second Amendment to the Employment Agreement between the
                        Company and W. Robert Stover.(5)

10.3.3                  Employment Agreement between the Company and Michael K.
                        Phippen.(8)

10.3.4                  Employment Agreement with W. Robert Stover.(10)

10.3.5                  Employment Contract between the Company and Dirk A.
                        Sodestrom.

10.5                    Nonstatutory Stock Option Agreement for fiscal 1989.(1)

10.6                    Nonstatutory Stock Option Agreement for fiscal 1990.(1)

10.7                    Westaff, Inc. 1996 Stock Option/Stock Issuance Plan.(9)

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

10.8.10                 Second Amendment to Credit Agreement dated as of July 23,
                        1998.(8)

10.8.11                 First Amendment to Note Purchase Agreement dated as of
                        November 16, 1998.(10)

10.8.12                 Third Amendment to Credit Agreement dated as of January 22,
                        1999.(11)

10.8.13                 Second Amendment to Note Purchase Agreement and Transaction
                        Documents.(12)

10.8.14                 Consent to Asset Sale and Release of Liens.(12)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.8.15                 Fourth Amendment to Credit Agreement dated as of
                        December 15, 1999.(13)

10.8.16                 Fifth Amendment to Credit Agreement dated as of November 7,
                        2000.

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

10.11.4                 Stock Purchase Agreement for International Employee Stock
                        Purchase Plan.(2)

10.11.5                 Form of Enrollment/Change Form for International Employee
                        Stock Purchase Plan.(2)

10.12                   Exchange Agreement between the Company and W. Robert
                        Stover.(1)

10.13                   Form of Employment Contract with certain Named Executive
                        Officers.(1)

10.16                   Mutual Termination and Release Agreement dated as of May 3,
                        2000 by and between Westaff Acquisition Corp., Westaff,
                        Inc., The Stover Revocable Trust, The Stover 1999 Charitable
                        Remainder Unitrust, The Stover Foundation, Cornerstone
                        Equity Investors IV, L.P. and Centre Capital Investors III,
                        L.P.(14)

21.1                    Subsidiaries of the Company.

23.1 Consent of Arthur Andersen LLP, current independent public accountants.

23.2 Consent of PricewaterhouseCoopers LLP, former independent accountants.

24.1                    Power of Attorney (see page IV-3).

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

 (5) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 1997.

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

 (9) Incorporated herein by reference to Exhibit A to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

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

 (13) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999.

 (14) Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 15, 2000.

    (b) Reports on Form 8-K
       No reports on Form 8-K were filed in or for the sixteen-week period ended October 28, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westaff, Inc.:

We have audited the accompanying consolidated balance sheets of Westaff, Inc. and its subsidiaries as of October 28, 2000 and October 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Westaff, Inc. for the year ended
October 31, 1998 were audited by other auditors whose report dated January 22, 1999 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries as of October 28, 2000 and October 30, 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II "Valuation and Qualifying Accounts and Reserves" is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
--------------------------
ARTHUR ANDERSEN LLP
San Francisco, California
December 19, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Westaff, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 36 present fairly, in all material respects, the results of operations and cash flows of Westaff, Inc. and its subsidiaries for the year ended October 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)2 on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Westaff, Inc. for any period subsequent to October 31, 1998.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 22, 1999

                                 WESTAFF, INC.

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              OCTOBER 28,   OCTOBER 30,
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  5,208      $  3,048
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,634 and $1,654...........................      93,437        92,414
  Due from licensees........................................       4,387         4,993
  Deferred income taxes.....................................       7,453         9,826
  Net assets of discontinued operations.....................       2,304         4,234
  Other current assets......................................       9,310         8,658
                                                                --------      --------
    Total current assets....................................     122,099       123,173

Property, plant and equipment, net..........................      20,977        23,671
Deferred income taxes.......................................       4,108         4,434
Intangible assets, net of accumulated amortization of $9,209
  and $10,187...............................................      34,531        37,238
Other long-term assets......................................       1,357         2,314
                                                                --------      --------
                                                                $183,072      $190,830
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................    $ 10,000      $ 11,000
  Current portion of loans payable..........................       3,250         3,100
  Accounts payable and accrued expenses.....................      46,704        48,917
  Income taxes payable......................................         378           303
                                                                --------      --------
    Total current liabilities...............................      60,332        63,320

Loans payable...............................................      37,250        41,608
Other long-term liabilities.................................      12,324        10,961
                                                                --------      --------
    Total liabilities.......................................     109,906       115,889
                                                                --------      --------
Commitments and contingencies (Notes 2, 13 and 15)
Stockholders' equity:
  Preferred stock, $.01 par value; authorized and unissued:
    1,000 shares............................................
  Common stock, $.01 par value; authorized: 25,000 shares;
    issued: 15,948 shares at October 28, 2000 and
    October 30, 1999........................................         159           159
  Additional paid-in-capital................................      36,582        37,382
  Retained earnings.........................................      40,343        38,795
  Accumulated other comprehensive income....................      (3,306)         (900)
                                                                --------      --------
                                                                  73,778        75,436
  Less treasury stock at cost, 129 shares at October 28,
    2000 and 72 shares at October 30, 1999..................         612           495
                                                                --------      --------
    Total stockholders' equity..............................      73,166        74,941
                                                                --------      --------
                                                                $183,072      $190,830
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Sales of services...........................................    $659,871      $647,469      $597,614
License fees................................................       3,084         3,283         2,095
                                                                --------      --------      --------
Total sales of services and license fees....................     662,955       650,752       599,709

Costs of services...........................................     526,492       512,790       472,783
                                                                --------      --------      --------
Gross profit................................................     136,463       137,962       126,926

Franchise agents' share of gross profit.....................      17,901        17,079        16,709
Selling and administrative expenses.........................      95,152        87,367        79,245
Depreciation and amortization...............................       8,617         8,166         6,952
                                                                --------      --------      --------

Operating income from continuing operations.................      14,793        25,350        24,020

Interest expense............................................       3,164         2,524         1,563
Interest income.............................................        (333)         (330)         (457)
                                                                --------      --------      --------
Income from continuing operations before income taxes.......      11,962        23,156        22,914
Provision for income taxes..................................       4,727         9,149         9,166
                                                                --------      --------      --------
Income from continuing operations...........................       7,235        14,007        13,748
                                                                --------      --------      --------
Discontinued operations:

Loss from discontinued operations, net of income taxes......                                  (6,275)
Loss on disposal, net of income taxes.......................        (784)       (6,611)       (3,543)
                                                                --------      --------      --------
Total discontinued operations, net of income taxes..........        (784)       (6,611)       (9,818)
                                                                --------      --------      --------
Net income..................................................    $  6,451      $  7,396      $  3,930
                                                                ========      ========      ========
Earnings (loss) per share:

  Continuing operations:
    Basic...................................................    $   0.46      $   0.88      $   0.88
                                                                ========      ========      ========
    Diluted.................................................    $   0.46      $   0.88      $   0.87
                                                                ========      ========      ========
  Discontinued operations:
    Basic...................................................    $  (0.05)     $  (0.42)     $  (0.63)
                                                                ========      ========      ========
    Diluted.................................................    $  (0.05)     $  (0.42)     $  (0.62)
                                                                ========      ========      ========
  Net income:
    Basic...................................................    $   0.41      $   0.47      $   0.25
                                                                ========      ========      ========
    Diluted.................................................    $   0.41      $   0.47      $   0.25
                                                                ========      ========      ========
Weighted average shares outstanding--basic..................      15,854        15,862        15,569
                                                                ========      ========      ========
Weighted average shares outstanding--diluted................      15,856        15,863        15,774
                                                                ========      ========      ========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                   COMMON STOCK       ADDITIONAL              CUMULATIVE      TREASURY STOCK
                                -------------------    PAID-IN     RETAINED    CURRENCY     -------------------
                                 SHARES     AMOUNT     CAPITAL     EARNINGS   TRANSLATION    SHARES     AMOUNT     TOTAL
                                --------   --------   ----------   --------   -----------   --------   --------   --------
Balance at November 1, 1997...   15,507      $103       $29,073    $28,994      $   (89)        114    $  (785)   $ 57,296
  Comprehensive income:
    Net income................                                       3,930
    Currency translation
      adjustments.............                                                     (685)
  Total comprehensive
    income....................                                                                                       3,245
  Three-for-two common stock
    split.....................                 52           (52)
  Purchase of treasury
    stock.....................                                                                  180     (3,026)     (3,026)
  Stock issued under
    employees' stock purchase
    and option plans..........       20                     169       (245)                    (186)     1,889       1,813
  Stock issued in connection
    with acquisitions.........      421         4         7,996                                                      8,000
  Other.......................                              155                                                        155
                                -------      ----       -------    -------      -------      ------    -------    --------
Balance at October 31, 1998...   15,948       159        37,341     32,679         (774)        108     (1,922)     67,483
  Comprehensive income:
    Net income................                                       7,396
    Currency translation
      adjustments.............                                                     (126)
  Total comprehensive
    income....................                                                                                       7,270
  Purchase of treasury
    stock.....................                                                                  100       (675)       (675)
  Stock issued under
    employees' stock purchase
    and option plans..........                                      (1,280)                    (136)     2,102         822
  Other.......................                               41                                                         41
                                -------      ----       -------    -------      -------      ------    -------    --------
Balance at October 30, 1999...   15,948       159        37,382     38,795         (900)         72       (495)     74,941
  Comprehensive income:
    Net income................                                       6,451
    Currency translation
      adjustments.............                                                   (2,406)
  Total comprehensive
    income....................                                                                                       4,045
  Cash dividends..............                                      (4,732)                                         (4,732)
  Payment for stock
    acquisition contingency...                             (800)                                                      (800)
  Purchase of treasury
    stock.....................                                                                  150       (712)       (712)
  Stock issued under
    employees' stock purchase
    and option plans..........                                        (171)                     (93)       595         424
                                -------      ----       -------    -------      -------      ------    -------    --------
Balance at October 28, 2000...   15,948      $159       $36,582    $40,343      $(3,306)        129    $  (612)   $ 73,166
                                =======      ====       =======    =======      =======      ======    =======    ========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................    $  6,451      $  7,396      $  3,930
  Adjustments to reconcile net income to net cash from
    operating activities:
      Loss from discontinued operations.....................         784         6,611         9,818
      Depreciation..........................................       6,201         5,729         5,241
      Amortization of intangible assets.....................       2,416         2,437         1,711
      Provision for losses on doubtful accounts.............       4,000         2,458         1,094
      Deferred income taxes.................................       2,679        (3,552)       (8,451)
      Gain on sale of assets................................        (211)
      Other non-cash charges................................                                     153
      Changes in assets and liabilities:
        Trade accounts receivable...........................      (7,054)       (7,502)       (9,086)
        Due from licensees..................................         606        (1,759)       (1,192)
        Other assets........................................        (584)       (3,201)       (2,451)
        Accounts payable and accrued expenses...............      (1,181)       (3,680)       13,100
        Income taxes payable................................         132          (378)       (4,160)
        Other long-term liabilities.........................       1,346           (72)          905
                                                                --------      --------      --------
Net cash provided by continuing operations..................      15,585         4,487        10,612
Net cash provided by (used in) discontinued operations......       1,115        10,935        (6,185)
                                                                --------      --------      --------
Net cash provided by operating activities...................      16,700        15,422         4,427
                                                                --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (4,370)       (8,205)       (8,946)
  Decrease (increase) in notes receivable...................         140            72        (2,080)
  Payments for intangibles and other investments............        (136)       (1,660)      (15,386)
  Investing activities of discontinued operations...........          31         1,675        (2,645)
  Sale of assets and investments............................       1,057
  Other, net................................................                       472           724
                                                                --------      --------      --------
Net cash used in investing activities.......................      (3,278)       (7,646)      (28,333)
                                                                --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under line of credit agreement.............      (1,000)       (4,600)       (4,100)
  Repayments of note to related party.......................                      (972)         (973)
  Proceeds from issuance of loans payable...................                                  50,900
  Principal payments on loans payable.......................      (4,208)       (3,847)      (20,824)
  Issuance of common stock..................................         424           822         1,813
  Repurchase of common stock................................        (712)         (675)       (3,026)
  Payment for stock acquisition contingency.................        (800)
  Distributions to stockholders.............................      (4,732)
                                                                --------      --------      --------
Net cash (used in) provided by financing activities.........     (11,028)       (9,272)       23,790
                                                                --------      --------      --------
Effect of exchange rate on cash.............................        (234)         (107)          (29)
                                                                --------      --------      --------
Net change in cash and cash equivalents.....................       2,160        (1,603)         (145)
Cash and cash equivalents at beginning of year..............       3,048         4,651         4,796
                                                                --------      --------      --------
Cash and cash equivalents at end of year....................    $  5,208      $  3,048      $  4,651
                                                                ========      ========      ========

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                             (AMOUNTS IN THOUSANDS)

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest................................................     $3,135       $ 4,266       $ 2,478
    Income taxes (net of refunds)...........................      2,057        12,429        15,373
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Common stock issued for acquisitions......................     $            $             $ 8,000

          See accompanying notes to consolidated financial statements.

                                 WESTAFF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

    BASIS OF PRESENTATION

    Westaff, Inc. (the Parent), a Delaware corporation, and its domestic and foreign subsidiaries (together, the Company), provide temporary staffing services in the United States, the United Kingdom, Denmark, Australia, New Zealand and Norway. The consolidated financial statements include the accounts of Westaff, Inc. and its domestic and foreign subsidiaries. Material intercompany accounts and transactions have been eliminated.

    DISCONTINUED OPERATIONS

    In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note 3). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the Consolidated Financial Statements and notes thereto.

    COMMON STOCK SPLIT

    On May 7, 1998, the Board of Directors declared a three-for-two common stock split effected in the form of a stock dividend paid on May 29, 1998 to shareholders of record at the close of business on May 18, 1998. All share and per share data for fiscal 1998 have been retroactively adjusted for the stock split.

    Certain amounts in the October 30, 1999 Notes to Consolidated Financial Statements have been reclassified to conform to the presentation adopted for October 28, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FISCAL YEAR

    The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal years 2000, 1999 and 1998 each included 52 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

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

    The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and the licensee, the advances are reduced as remittances are received related to the licensee trade accounts receivable. Licensees have pledged trade receivables of $4,579 and $5,713 at October 28, 2000 and October 30, 1999, respectively, as collateral for such advances. Sales generated by license offices were $42,024, $42,843 and $29,567 for fiscal 2000, 1999, and 1998, respectively. The Company continues to support its current licensees, but is no longer offering license agreements to new prospects.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are twenty-five to thirty-one years for buildings and three to ten years for furniture and equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases. The Company capitalizes internal and external costs incurred in connection with developing or obtaining

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) internal use software in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

    During fiscal years 2000, 1999 and 1998 the Company consummated acquisitions with total purchase prices of $125, $887 and $25,724, respectively. Tangible assets and specifically identifiable intangible assets associated with these acquisitions amounted to $13 for fiscal 2000 and $118 for fiscal 1999. The remaining purchase prices for these acquisitions were allocated to goodwill. Specifically identifiable intangible assets consist primarily of covenants not to compete and are amortized on a straight-line basis over the stated term of the agreement. Net goodwill ($33,295 and $35,152 at October 28, 2000 and October 30, 1999, respectively) is amortized over the useful life of the specific acquired entity and ranges from 20 to 40 years. Certain of these acquisitions included additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods. When such contingencies are earned, the additional cost is added to the affected intangible assets and amortized over the remaining life of the asset. Contingencies earned during fiscal 2000 and 1999 on acquisitions consummated in prior years totaled $12 and $1,018, respectively. Unaudited pro forma information regarding revenues and net income has not been provided since the effect of these acquisitions was not material.

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

    WORKERS' COMPENSATION

    The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500 per claim for policy years 2000, 1999 and 1998. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred and reported and claims incurred but not reported, based on the Company's historical loss development trends. The amounts calculated may be subsequently revised by the actuary based on developments relating to such claims. In order to give recognition to obligations

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) associated with the Company's workers' compensation program which are not expected to be paid in the following fiscal year, the Company has included $11,600 and $10,600 in other long-term liabilities at October 28, 2000 and October 30, 1999, respectively.

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

    ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

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

    COMPREHENSIVE INCOME

    Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).
SFAS 130 requires presentation of comprehensive income (net income plus all other changes in net assets from nonowner sources) and its components in the financial statements. The Company has changed the format of its consolidated statements of stockholders' equity to present comprehensive income. Accumulated other comprehensive income shown in the Consolidated Balance Sheets at October 28, 2000 and October 30, 1999 is solely comprised of cumulative foreign currency translations.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for both interim and annual periods ending after June 15, 2000. The

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company does not expect the adoption of SFAS 133 to have a material effect on its financial statements.

3. DISCONTINUED OPERATIONS

    In November 1998, the Company announced its plan to sell Western Medical. As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto. In connection with the decision to discontinue the medical operations, the Company recorded an after-tax loss in fiscal 1998 of $6,275. This loss was related primarily to reduced revenues in connection with Medicare's Interim Payment System enacted as part of the Balanced Budget Act of 1997, reduced revenues as a result of settlement of a prior year Medicare audit, additional reserves for Medicare accounts receivable, increases in allowances for doubtful accounts and other charges. In addition, during fiscal 1998 the Company recorded an after-tax charge on the planned disposal of its medical operations of $3,543 which included an estimated charge for the write down of assets to estimated net realizable value, estimated costs to be incurred in selling the operations and estimated operating losses to be incurred during the disposal period.

    During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999 the Company completed the sale of the remaining medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6,611. These losses primarily represented reserves for trade and Medicare accounts receivable and due from licensee balances, and also included additional operating losses resulting from the extended period required to close the sale and a reduction in the estimated proceeds from the sale.

    During fiscal 2000, the Company recorded additional after-tax losses relating to discontinued operations of $784. This charge was primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

    As of October 28, 2000 the Company has received $1,735 in cash proceeds from the sale of its medical operations with an additional $1,000 due on the balance of the purchase price. The $1,000 balance due, plus interest thereon, is owed to the Company under a guaranteed promissory note which is in default. (See
Note 15.)

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3. DISCONTINUED OPERATIONS (CONTINUED)
    Summarized information on the discontinued operations is as follows:

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Income statement data:
  Revenues..................................................                                $ 54,904
  Costs and expenses........................................                                  65,268
                                                                                            --------
  Operating loss............................................                                 (10,364)
  Income tax benefit........................................                                  (4,089)
                                                                                            --------
  Loss from discontinued operations, net of income taxes....                                  (6,275)
                                                                                            --------
  Estimated loss on disposal................................    $(1,300)      $(10,987)       (6,000)
  Income tax benefit........................................       (516)        (4,376)       (2,457)
                                                                -------       --------      --------
  Estimated loss on disposal, net of income taxes...........       (784)        (6,611)       (3,543)
                                                                -------       --------      --------
  Total discontinued operations.............................    $  (784)      $ (6,611)     $ (9,818)
                                                                =======       ========      ========

Balance sheet data:
  Current assets (primarily receivables)....................    $ 2,944       $  5,588      $ 21,675
  Property, plant and equipment, net........................                                   2,085
  Intangible assets, net....................................                                   5,712
  Other assets..............................................                       108           285
  Current liabilities.......................................       (639)        (1,449)       (5,930)
  Noncurrent liabilities....................................         (1)           (13)          (74)
                                                                -------       --------      --------
  Net assets of discontinued operations.....................    $ 2,304       $  4,234      $ 23,753
                                                                =======       ========      ========

4. TERMINATION OF RECAPITALIZATION AGREEMENT

    On May 3, 2000 the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company incurred $638 in pre-tax charges during the second quarter of fiscal 2000 and recorded additional pre-tax charges of $1,266 in the third fiscal quarter ended July 8, 2000.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Income from continuing operations...........................    $ 7,235       $14,007       $13,748
                                                                -------       -------       -------
Denominator for basic earnings per share--
  weighted average shares...................................     15,854        15,862        15,569
Effect of dilutive securities:
  Stock options.............................................          2             1           205
                                                                -------       -------       -------
Denominator for diluted earnings per share--adjusted
  weighted average shares and assumed conversions...........     15,856        15,863        15,774
                                                                =======       =======       =======
Basic earnings per share....................................    $  0.46       $  0.88       $  0.88
                                                                =======       =======       =======
Diluted earnings per share..................................    $  0.46       $  0.88       $  0.87
                                                                =======       =======       =======
Antidilutive weighted shares excluded from diluted earnings
  per share.................................................        641           742
                                                                -------       -------       -------

    Antidilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be antidilutive.

6. TRANSACTIONS WITH RELATED PARTIES

    Prior to fiscal 2000, the Company had a management agreement with Western Video Images, Inc. (WVI), a company wholly owned by the Chairman of the Board and principal stockholder of the Parent, whereby the Company provided certain accounting, tax, legal, administrative and management services to WVI and charged a fee based upon the gross sales of WVI. Management fees charged to WVI were $52 and $149, respectively, for fiscal 1999 and 1998. The Company is no longer providing management services to WVI.

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

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                         OCTOBER 28,   OCTOBER 30,
                                                            2000          1999
                                                         -----------   -----------
Land...................................................    $  1,183      $  1,366
Buildings..............................................       6,705         7,610
Equipment, furniture and fixtures......................      44,593        41,459
                                                           --------      --------
                                                             52,481        50,435

Less accumulated depreciation and amortization.........     (31,504)      (26,764)
                                                           --------      --------
                                                           $ 20,977      $ 23,671
                                                           ========      ========

8. SHORT-TERM BORROWINGS AND LOANS PAYABLE

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

    Short-term borrowings outstanding at October 28, 2000 and October 30, 1999 under the revolving credit agreement were $10,000 and $11,000, respectively, with weighted average interest rates of 7.5% at October 28, 2000 and 6.8% at October 30, 1999. At October 28, 2000, the Company had irrevocable standby letters of credit totaling $9,550 outstanding as collateral to support its workers' compensation program. These letters of credit expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to the holder. As of October 28, 2000, the Company had $7,279 available under its revolving credit facility.

    Effective November 1, 2000, the Company obtained an $11,842 financial guarantee bond, expiring November 1, 2001, to secure a portion of its workers' compensation premium and deductible obligations. Additionally, in December 2000 the Company increased its outstanding irrevocable standby letters of credit to $11,842.

    The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and generally restrict, limit or, in certain circumstances, prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. At October 28, 2000, the Company was in compliance with these covenants.

    Based on current projections, the Company's management believes there is a possibility that the Company may be out of compliance with one of its credit facility's financial covenants in the first quarter of fiscal 2001. The Company has been out of compliance with one or more covenants in the past and has received waivers and amendments with respect to such covenants from its bank lenders. Management believes that in the event the Company is out of compliance with the covenant, it will be able to obtain a waiver or amendment; however, there can be no assurance that the Company's bank

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

8. SHORT-TERM BORROWINGS AND LOANS PAYABLE (CONTINUED) lenders would grant one. If the Company were unable to obtain the waiver or amendment, management believes that alternative sources of financing for amounts outstanding under its credit facility could be obtained, however, there can be no assurance that such alternative sources of financing could be obtained.

    On May 20, 1998, the Company completed a private placement of 10-year senior secured notes totaling $30,000 payable in equal annual installments beginning in the year 2002. Proceeds from the notes were used to repay outstanding borrowings of $22,600 under the revolving credit agreement, with the remainder used for working capital and general corporate purposes. Under the senior secured notes payable, the Company is required to comply with certain financial and other covenants, the most restrictive of which is a maximum total debt to capitalization ratio of 55%. The Company was in compliance with these covenants as of October 28, 2000.

    Loans payable consist of the following:

                                                              OCTOBER 28,    OCTOBER 30,
                                                                  2000           1999
                                                              ------------   ------------
Variable rate term loan issued under a senior secured credit facility, collateralized by the assets of the Company,
  interest 7.5% at October 28, 2000 and 6.6% at
  October 30, 1999..........................................    $10,500        $13,250
Senior secured notes payable, collateralized by the assets
  of the Company with semi-annual interest payments at 6.8%
  per annum.................................................     30,000         30,000
Variable and fixed rate note payable, collateralized by
  deeds of trust, interest 7.3% at October 30, 1999.........                     1,458
                                                                -------        -------
                                                                 40,500         44,708
Less current portion........................................     (3,250)        (3,100)
                                                                -------        -------
                                                                $37,250        $41,608
                                                                =======        =======

    The fair value of the loans payable approximates the carrying value as of October 28, 2000 based on current rates available to the Company for debt with similar terms. Maturities of loans payable for each of the next five fiscal years are as follows: 2001--$3,250; 2002--$7,286; 2003--$7,286; 2004--$5,536;
2005--$4,286; and thereafter; $12,856.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                              OCTOBER 28,    OCTOBER 30,
                                                                  2000           1999
                                                              ------------   ------------
Accounts payable............................................    $ 3,434        $ 2,899
Checks outstanding in excess of bank balances...............      6,194          8,665
Accrued payroll and payroll taxes...........................     18,010         20,463
Accrued insurance/workers' compensation.....................     11,360          9,928
Other.......................................................      7,706          6,962
                                                                -------        -------
                                                                $46,704        $48,917
                                                                =======        =======

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES

    The domestic and foreign components of income from continuing operations before income taxes are as follows:

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Domestic....................................................    $10,985       $22,722       $21,400
Foreign.....................................................        977           434         1,514
                                                                -------       -------       -------
Income from continuing operations before income taxes.......    $11,962       $23,156       $22,914
                                                                =======       =======       =======

The provision for income taxes from continuing operations consists of the following:

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
CURRENT:
  State and local...........................................     $1,033       $ 2,946       $ 3,190
  Federal...................................................      3,628        10,041        13,811
  Foreign...................................................        599           649           836
                                                                 ------       -------       -------
                                                                  5,260        13,636        17,837
                                                                 ------       -------       -------
DEFERRED:
  State and local...........................................       (662)       (1,219)       (1,379)
  Federal...................................................        329        (2,742)       (7,181)
  Foreign...................................................       (200)         (526)         (111)
                                                                 ------       -------       -------
                                                                   (533)       (4,487)       (8,671)
                                                                 ------       -------       -------
                                                                 $4,727       $ 9,149       $ 9,166
                                                                 ======       =======       =======

    The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is as follows:

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              OCTOBER 28,   OCTOBER 30,   OCTOBER 31,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Federal statutory income tax rate...........................       35%           35%           35%
Tax on income of foreign subsidiaries.......................                                    1
State taxes, net of federal income tax benefit..............        4             6             5
Other.......................................................        1            (1)           (1)
                                                                   --            --            --
Effective income tax rate...................................       40%           40%           40%
                                                                   ==            ==            ==

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows (includes the tax effect of temporary differences from discontinued operations):

                                                                  FISCAL YEAR ENDED
                                                              -------------------------
                                                              OCTOBER 28,   OCTOBER 30,
                                                                 2000          1999
                                                              -----------   -----------
Workers' compensation.......................................    $ 9,866       $ 8,628
Accruals relating to discontinued operations................        178         3,443
Other liabilities and accruals..............................      1,455         1,833
State and foreign net operating loss carryforwards..........      1,782         1,443
                                                                -------       -------
  Gross deferred tax assets.................................     13,281        15,347
                                                                -------       -------

Depreciation and amortization...............................      1,127           724
Other.......................................................        593           363
                                                                -------       -------
  Gross deferred tax liabilities............................      1,720         1,087
                                                                -------       -------
Net deferred tax asset......................................    $11,561       $14,260
                                                                =======       =======

    No valuation allowance has been established for temporary differences. Based on historical income, internal forecasts and industry trends, management believes that it is more likely than not that the Company will generate future pretax income in sufficient amounts to realize the full benefit of these temporary differences.

    At October 28, 2000, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $2,680. Income taxes have not been provided on the undistributed earnings because they have been permanently reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, such income taxes would not be material to the Company's financial position or results of operations.

11. SAVINGS PLANS

    The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible employees. Under both the deferred and 401(k) savings plans, employees may elect to contribute up to 15% of their eligible annual compensation, with the Company matching 25% of participant contributions up to the first 10%. Contributions for continuing operations were $333, $297 and $249 for fiscal 2000, 1999 and 1998, respectively.

12. STOCKHOLDERS' EQUITY

    On June 20, 2000 the Company's Board of Directors declared a special cash dividend of $0.30 per share of common stock payable to shareholders of record as of July 5, 2000. The distribution, totaling $4,732 was paid on July 18, 2000.

    In July 1998 the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12. STOCKHOLDERS' EQUITY (CONTINUED)
contingent obligation to issue up to an additional 100 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000 the Company paid the selling parties $800 in lieu of issuing additional shares, with an offsetting reduction in additional paid-in-capital.

    TREASURY STOCK

    During fiscal 2000, the Company repurchased 150 shares of common stock on the open market for aggregate cash consideration of $712. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During fiscal 2000, the Company reissued 93 shares with aggregate cash proceeds of $424. When treasury shares are reissued, any excess of the proceeds over the acquisition cost of the shares is credited to additional paid-in-capital. Excess acquisition cost over the proceeds from reissuance, determined on a first-in first-out basis, is charged to additional paid-in-capital to the extent of previous net "gains", and then to retained earnings.

    STOCK OPTION PLANS

    The 1989/1990 Stock Option Plan provided for the granting of nonqualified options to executives and key employees to purchase the Company's common stock. The options vested during fiscal 1994 and fiscal 1995 and are exercisable at $6.40 per share for options granted in fiscal 1989 and $7.01 per share for options granted in fiscal 1990. Options to purchase 10 shares are outstanding at October 28, 2000. Based on plan provisions, as of November 4, 2000 all options outstanding under this plan have been cancelled. No further grants may be made under the 1989/1990 plan.

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

    The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, compensation cost is not recognized for incentive and nonqualified stock options. Pro forma information regarding net income and earnings per common share is required by Statement of Financial Accounting Standards No. 123 (SFAS 123) as if the Company had accounted for its employee stock options under the fair value method rather than the intrinsic value method under APB 25. If compensation cost had been determined under SFAS 123, the Company's net income would have been reduced by $170, $1,002 and $965 for fiscal 2000, 1999 and 1998, respectively, and earnings per share for those years would have been reduced by $0.01, $0.06 and $0.06, respectively. Because stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12. STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of each option included in the following table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 2000, 1999 and 1998, respectively: zero dividend yield, expected volatility of 76.0%, 74.0% and 69.0%, expected lives of 6 years; and risk-free interest rates of 6.1%, 5.4% and 5.7%.

    The following summarizes the stock option transactions under the two plans:

                                                OCTOBER 28, 2000            OCTOBER 30, 1999            OCTOBER 31, 1998
                                            -------------------------   -------------------------   -------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                                          AVERAGE                     AVERAGE                     AVERAGE
                                             SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                            --------   --------------   --------   --------------   --------   --------------
Options outstanding, beginning of year....     746         $ 9.93          786          $9.91          648         $ 9.13
  Granted at market value.................      29           3.87           11           6.18          295          11.16
  Granted in excess of market value.......     106           9.01
  Exercised...............................                                 (11)          6.41         (127)          9.19
  Cancelled...............................    (514)         10.25          (40)          9.38          (30)          8.34
                                             -----         ------        -----          -----         ----         ------
Options outstanding, end of year..........     367         $ 8.74          746          $9.93          786         $ 9.91
                                             =====         ======        =====          =====         ====         ======
Options exercisable, end of year..........     290         $ 9.25          457          $9.39          288         $ 9.09
                                             =====         ======        =====          =====         ====         ======
Options available for grant, end of
  year....................................   1,066                         687                         658
                                             =====                       =====                        ====
Weighted average fair value of options
  granted during the year:
    At market value.......................                 $ 2.73                       $4.27                      $ 7.42
                                                           ======                       =====                      ======
    In excess of market value.............                 $ 5.70
                                                           ======

    The following table summarizes information about stock options outstanding at October 28, 2000:

                                     OPTIONS OUTSTANDING
                        ----------------------------------------------       OPTIONS EXERCISABLE
                                   WEIGHTED AVERAGE                      ---------------------------
      RANGE OF                        REMAINING       WEIGHTED AVERAGE              WEIGHTED AVERAGE
   EXERCISE PRICES       SHARES    CONTRACTUAL LIFE    EXERCISE PRICE     SHARES     EXERCISE PRICE
---------------------   --------   ----------------   ----------------   --------   ----------------
 $       3.75-- 4.00       35            9.79              $ 3.88
 $       6.00-- 8.50       37            5.42                7.04           31           $ 6.82
 $       9.33-- 9.50      227            5.51                9.34          204             9.34
 $       9.58--16.17       68            7.05               10.16           55            10.30
 -------------------      ---            ----              ------          ---           ------
 $       3.75--16.17      367            6.20              $ 8.74          290           $ 9.25
 ===================      ===            ====              ======          ===           ======

    EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company's common stock. As of October 28, 2000 shares

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12. STOCKHOLDERS' EQUITY (CONTINUED)
issued under the plan totaled 360. The effect of this plan on the pro forma disclosures under SFAS 123 has not been included as the impact on net income and earnings per share is not material.

13. LEASES

    The Company leases real and personal property under operating leases which expire on various dates. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. U.S. rental expense from continuing operations amounted to $5,035 in fiscal 2000, $4,880 in fiscal 1999 and $4,337 in fiscal 1998. Rental expense for foreign subsidiaries was $1,416 in fiscal 2000, $1,222 in fiscal 1999 and $1,080 in fiscal 1998. The Company also receives rental income from owned property and subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

    Future minimum lease payments for all leases at October 28, 2000 are as follows:

FISCAL YEAR
-----------
2001........................................................  $ 4,976
2002........................................................    3,186
2003........................................................    1,773
2004........................................................      790
2005........................................................      330
Thereafter..................................................      252
                                                              -------
Total minimum lease payments................................  $11,307
                                                              =======

14. OPERATING SEGMENTS

    The Company has three reportable segments: domestic business services, international business services and medical services. Domestic business services provides temporary staffing services in clerical, light industrial and light technical positions through a network of company-owned, franchise agent and licensed offices. The segment consists of 17 geographically diverse company regions under the direction of regional/zone managers and one combined franchise region, each identified as an operating segment. Revenues from domestic business services are derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS 131 for reporting purposes. International business services comprise company-owned offices providing clerical and light industrial temporary staffing services in Australia, New Zealand, Norway, Denmark and the United Kingdom. The Company employs a managing director for each country who oversees all operations in that country. Revenues are attributed to each country based on the location of the respective country's principal offices. International operations have been combined into one reportable segment under the provisions of SFAS 131 as they share a majority of the aggregation criteria and are not individually reportable. The Company has discontinued the operations of its medical services segment (see Notes 1 and 3).

    The Company evaluates the performance of and allocates resources to the reportable segments based on operating income. The accounting policies of the segments are the same as those described in Note 2. Certain operating expenses of the Company's corporate headquarters, which are included in

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

14. OPERATING SEGMENTS (CONTINUED)
domestic business services, are charged to international business services in the form of royalties. Domestic assets relating to the generation of the royalties, primarily property, plant and equipment, have not been allocated due to impracticality and are not considered material for purposes of assessing performance and making operating decisions.

    The following summarizes reporting segment data for fiscal years 2000, 1999 and 1998:

                                                           FISCAL YEAR ENDED OCTOBER 28, 2000
                                                --------------------------------------------------------
                                                DOMESTIC   INTERNATIONAL   ADJUSTMENTS(1)   CONSOLIDATED
                                                --------   -------------   --------------   ------------
Total sales of services and license fees......  $565,580      $97,375                         $662,955
Operating income from continuing operations...    13,305        1,488                           14,793
Depreciation and amortization.................     7,712          905                            8,617
Expenditures for puchases of fixed assets.....     3,137        1,233                            4,370
Payments for intangibles and other............       136                                           136
                                                --------      -------                         --------
Total expenditures for long lived assets......  $  3,273      $ 1,233                         $  4,506
                                                ========      =======                         ========
Total long lived assets.......................  $ 51,501      $ 4,007                         $ 55,508
                                                ========      =======                         ========
Total assets..................................  $163,858      $22,524         $ (3,310)       $183,072
                                                ========      =======         ========        ========

                                                           FISCAL YEAR ENDED OCTOBER 30, 1999
                                                --------------------------------------------------------
                                                DOMESTIC   INTERNATIONAL   ADJUSTMENTS(1)   CONSOLIDATED
                                                --------   -------------   --------------   ------------
Total sales of services and license fees......  $558,314      $92,438                         $650,752
Operating income from continuing operations...    24,700          650                           25,350
Depreciation and amortization.................     7,524          642                            8,166
Expenditures for puchases of fixed assets.....     6,762        1,443                            8,205
Payments for intangibles and other............     1,609           51                            1,660
                                                --------      -------                         --------
Total expenditures for long lived assets......  $  8,371      $ 1,494                         $  9,865
                                                ========      =======                         ========
Total long lived assets.......................  $ 56,426      $ 4,483                         $ 60,909
                                                ========      =======                         ========
Total assets..................................  $168,028      $21,808         $    994        $190,830
                                                ========      =======         ========        ========

                                                           FISCAL YEAR ENDED OCTOBER 31, 1998
                                                --------------------------------------------------------
                                                DOMESTIC   INTERNATIONAL   ADJUSTMENTS(1)   CONSOLIDATED
                                                --------   -------------   --------------   ------------
Total sales of services and license fees......  $522,217      $77,492                         $599,709
Operating income from continuing operations...    22,428        1,592                           24,020
Depreciation and amortization.................     6,348          604                            6,952
Expenditures for puchases of fixed assets.....     8,441          505                            8,946
Payments for intangibles and other............    13,953        1,433                           15,386
                                                --------      -------                         --------
Total expenditures for long lived assets......  $ 22,394      $ 1,938                         $ 24,332
                                                ========      =======                         ========

------------------------

(1) Adjustments reflect assets related to discontinued operations and elimination of domestic investments in international subsidiaries.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENCIES

    The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Major contingencies are discussed below.

    On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles. Included among the defendants named in the case are the Company, all members of its Board of Directors and one of the executive officers. The complaint alleges, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed and an arbitration proceeding is pending.

    In August 1999, the Company sold substantially all of the assets of its medical business. (See Note 3.) The $1,000 balance of the purchase price, with interest thereon, is owed to the Company under a guaranteed promissory note. The purchaser has defaulted on the obligation and has demanded arbitration contending, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. The Company has denied all liability and is counterclaiming for the balance of the purchase price and other charges due. Discovery proceedings are underway and an arbitration hearing has been scheduled.

    The Company believes these claims and actions are without merit and that the outcome of the proceedings will not have a material adverse effect on its financial position, results of operations or cash flows.

                                 WESTAFF, INC.

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the fiscal years ended October 28, 2000 and October 30, 1999. The fourth quarter of fiscal years 2000 and 1999 consist of 16 weeks while all other quarters consist of 12 weeks.

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
FISCAL YEAR ENDED OCTOBER 28, 2000
Sales of services and license fees..................  $147,463   $149,357   $149,879   $216,256
Gross profit........................................    30,437     31,817     30,953     43,256

Income from continuing operations...................     2,057      1,757        296      3,125
Loss from discontinued operations...................                                       (784)
                                                      --------   --------   --------   --------
Net income..........................................  $  2,057   $  1,757   $    296   $  2,341
                                                      ========   ========   ========   ========
Basic and diluted income (loss) per common share
  Income from continuing operations.................  $   0.13   $   0.11   $   0.02   $   0.20
                                                      ========   ========   ========   ========
  Loss from discontinued operations.................  $          $          $          $  (0.05)
                                                      ========   ========   ========   ========
  Net income........................................  $   0.13   $   0.11   $   0.02   $   0.15
                                                      ========   ========   ========   ========
FISCAL YEAR ENDED OCTOBER 30, 1999
Sales of services and license fees..................  $137,082   $142,649   $150,044   $220,977
Gross profit........................................    28,738     30,164     32,191     46,869

Income from continuing operations...................     2,340      2,866      3,514      5,287
Loss from discontinued operations...................               (1,315)    (2,820)    (2,476)
                                                      --------   --------   --------   --------
Net income..........................................  $  2,340   $  1,551   $    694   $  2,811
                                                      ========   ========   ========   ========
Basic and diluted income (loss) per common share
  Income from continuing operations.................  $   0.15   $   0.18   $   0.22   $   0.33
                                                      ========   ========   ========   ========
  Loss from discontinued operations.................  $          $  (0.08)  $  (0.18)  $  (0.16)
                                                      ========   ========   ========   ========
  Net income........................................  $   0.15   $   0.10   $   0.04   $   0.18
                                                      ========   ========   ========   ========

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  SCHEDULE II
                             (AMOUNTS IN THOUSANDS)

                                                              ADDITIONS
                                                 ------------------------------------
                                                 BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                 BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                       OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
-----------                                      ----------   ----------   ----------   ----------   ----------
Fiscal Year Ended October 31, 1998
  Allowance for doubtful accounts..............    $  729       $  900        $  0        $  843       $  786
  Reserve on notes receivable..................        50            0         244            40          254
  Valuation allowance on deferred tax asset....        64            0           0            64            0
  Allowance for doubtful accounts--discontinued
    operations.................................       150        1,854           0           116        1,888
  Disposal of discontinued operations..........         0        6,000           0             0        6,000

Fiscal Year Ended October 30, 1999
  Allowance for doubtful accounts..............    $  786       $2,458        $  0        $1,590       $1,654
  Reserve on notes receivable..................       254            0           0            80          174
  Allowance for doubtful accounts--discontinued
    operations.................................     1,888        5,713           0             0        7,601
  Disposal of discontinued operations..........     6,000        5,274           0        10,397          877

Fiscal Year Ended October 28, 2000
  Allowance for doubtful accounts..............    $1,654       $4,264        $  0        $4,284       $1,634
  Reserve on notes receivable..................       174          150           0             0          324
  Allowance for doubtful accounts--discontinued
    operations.................................     7,601        1,043           0         8,537          107
  Disposal of discontinued operations..........       877          257           0           663          471

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WESTAFF, INC.

                                            By:   /s/ W. ROBERT STOVER
                                                  ---------------------------------
                                                  W. Robert Stover
                                                  CHAIRMAN OF THE BOARD,
                                                  INTERIM PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

                                                  Date: January 25, 2001

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Dirk A. Sodestrom the lawful attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

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

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----

        /s/ W. ROBERT STOVER          Chairman of the Board, interim        January 25, 2001
 ---------------------------------    President and Chief Executive
          W. Robert Stover            Officer

       /s/ DIRK A. SODESTROM          Senior Vice President and Chief       January 25, 2001
 ---------------------------------    Financial Officer (interim Principal
         Dirk A. Sodestrom            Accounting Officer)

      /s/ GILBERT L. SHEFFIELD        Director                              January 25, 2001
 ---------------------------------
        Gilbert L. Sheffield

       /s/ JACK D. SAMUELSON          Director                              January 25, 2001
 ---------------------------------
         Jack D. Samuelson