Form 10-K/A
period 2000-10-28
WESTAFF INC
filed 2001-02-23
CIK 931911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

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

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $21,372,697 as of February 20, 2001, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 20, 2001 the Registrant had outstanding 15,871,204 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The undersigned Registrant hereby amends the information set forth on the cover page immediately following the heading "Documents Incorporated by Reference" to read in full as follows:

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                                 WESTAFF, INC.

                                                                        PAGE NO.
                                                                        --------
PART I

ITEM 1.   BUSINESS....................................................       2

ITEM 2.   PROPERTIES..................................................      19

ITEM 3.   LEGAL PROCEEDINGS...........................................      20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      20

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................      21

ITEM 6.   SELECTED FINANCIAL DATA.....................................      22

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................      31

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      32

ITEM 11.  EXECUTIVE COMPENSATION......................................      34

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................      46

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      48

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................      49

          SIGNATURES..................................................    IV-2

          POWER OF ATTORNEY...........................................    IV-3

                                     PART I

    The undersigned Registrant hereby restates Part I, Item 1 in its entirety as originally filed in its Form 10-K Annual Report for the fiscal year ended October 28, 2000 ("Form 10-K").

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

    The following table sets forth information as to the number of business services offices in operation as of the dates indicated.

                                                        NOV. 2,    NOV. 1,    OCT. 31,   OCT. 30,   OCT. 28,
                                                          1996       1997       1998       1999       2000
                                                        --------   --------   --------   --------   --------
Number of Offices by Ownership(1):
  Company-owned.......................................    217        226        267        264        257
  Franchise agent.....................................    103        103         82         75         81
  Licensed............................................      7         11         25         24         16
    Total.............................................    327        340        374        363        354
                                                          ---        ---        ---        ---        ---

Number of Offices by Location(1):
  Domestic............................................    280        288        315        308        299
  International.......................................     47         52         59         55         55
    Total.............................................    327        340        374        363        354
                                                          ---        ---        ---        ---        ---

------------------------

(1) Excludes Company-owned recruiting offices and medical services.

    COMPANY-OWNED OFFICES. Employees of each Company-owned office report to a manager who is responsible for day-to-day operations and the profitability of that office. Branch managers generally report to area and /or regional managers. As of December 29, 2000, there were three zone managers and 13 regional managers for the domestic Company-owned offices. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as branch, area, regional and zone managers. These plans are designed to motivate employees to maximize the growth and profitability of their offices, control costs and/or improve collections of accounts receivable. The Company believes that its incentive-based compensation plans should encourage employees in its Company-owned offices to increase sales and profits, resulting in an entrepreneurial, creative and committed team.

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

    The undersigned Registrant hereby amends Part I, Item 2 of the Form 10-K to update it as follows:

ITEM 2.  PROPERTIES.

    The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. As of February 20, 2001, the Company owned four buildings, totaling approximately 66,000 square feet, which house its corporate headquarters. Certain of these buildings were subject to a trust deed that has been fully repaid. In fiscal 2000, the Company sold two buildings consisting of approximately 10,000 total square feet for cash proceeds of $1.0 million and has consolidated its corporate operations utilizing office space made available from the discontinuation of its medical operations.

    In addition, the Company leases space for its Company-owned offices in the United States and abroad. The leases generally are for terms of one to five years and contain customary terms and conditions. The Company believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

    The undersigned Registrant hereby amends Part I, Item 3 of the Form 10-K to update it as follows:

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

    The demand alleges, among other things, that the defendants made misrepresentations and otherwise breached the asset purchase agreement for the sale of substantially all the assets of the Company's medical business. The defendants filed an answering statement, counterclaim and demand against guarantors, denying all liability and seeking payment for the accelerated
$1.0 million balance of the purchase price and other charges due to the Company. The petitioner filed a reply in which it expanded its damages claim. Discovery proceedings were conducted and an arbitration hearing has been held. The arbitrator has taken the case under submission.

    Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

    The undersigned Registrant hereby restates Part I, Item 4 of the Form 10-K in its entirety, as originally filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

    The undersigned Registrant hereby amends Part II, Item 5 of the Form 10-K to update it as follows:

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

                                                                HIGH       LOW
                                                              --------   --------
Fiscal 1999:
  First Quarter ended January 23, 1999......................   $11.63     $5.94
  Second Quarter ended April 17, 1999.......................     8.25      4.69
  Third Quarter ended July 10, 1999.........................     7.50      5.06
  Fourth Quarter ended October 30, 1999.....................     9.06      5.50
Fiscal 2000:
  First Quarter ended January 22, 2000......................     8.63      5.63
  Second Quarter ended April 15, 2000.......................     9.25      7.06
  Third Quarter ended July 8, 2000..........................     8.38      3.86
  Fourth Quarter ended October 28, 2000.....................     5.06      3.00
Fiscal 2001:
  First Quarter through January 20, 2001....................     3.25      1.50
  Second Quarter through February 20, 2001..................     2.94      2.31

    On February 20, 2001, the last reported sales price on the Nasdaq National Market for the Common Stock was $2.44 per share. As of February 20, 2001, there were approximately 1,411 beneficial owners of the Common Stock.

    On June 20, 2000, the Company's Board of Directors (the "Board") declared a special cash dividend of $0.30 per share of Common Stock payable to shareholders of record as of July 5, 2000. The distribution, totaling $4.7 million, was paid on July 18, 2000.

    The undersigned Registrant hereby restates Part II, Item 6 of the Form 10-K in its entirety, as originally filed.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                FISCAL YEAR
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                       AMOUNTS AND NUMBER OF OFFICES)
Sales of services and license fees........  $662,955   $650,752   $599,709   $530,076   $441,808
Operating income..........................    14,793     25,350     24,020     15,523     13,757
Income from continuing operations.........     7,235     14,007     13,748      9,210      2,725
                                            ========   ========   ========   ========   ========
Diluted earnings per share--continuing
  operations..............................  $   0.46   $   0.88   $   0.87   $   0.60   $   0.19
                                            ========   ========   ========   ========   ========
Pro forma income from continuing
  operations(1)...........................                                              $  8,203
                                                                                        ========
Diluted pro forma earnings per share--
  continuing operations(1)................                                              $   0.57
                                                                                        ========

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital...........................  $ 61,767   $ 59,853   $ 57,702   $ 45,184   $ 31,982
Total assets..............................   183,072    190,830    197,145    154,530    120,780
Short-term debt...........................    13,250     14,100     20,423     21,298     11,193
Long-term debt (excluding current
  portion)................................    37,250     41,608     44,708     17,631      3,603
Stockholders' equity......................    73,166     74,941     67,483     57,296     49,252
OTHER OPERATING DATA:
Number of offices (at end of period)
  Company-owned...........................       257        264        267        226        217
  Franchise agent.........................        81         75         82        103        103
  Licensed................................        16         24         25         11          7
                                            --------   --------   --------   --------   --------
    Total.................................       354        363        374        340        327
                                            ========   ========   ========   ========   ========

SYSTEM REVENUE DATA (EXCLUDING LICENSE
  FEES):
  Domestic business services..............  $604,520   $597,874   $549,689   $473,192   $418,546
  International business services.........    97,375     92,438     77,492     72,554     58,872
                                            --------   --------   --------   --------   --------
    Total.................................  $701,895   $690,312   $627,181   $545,746   $477,418
                                            ========   ========   ========   ========   ========

------------------------

(1) Adjusted to reflect the effects of federal and state income taxes as if the Company had been subject to income taxation as a C corporation during each of the periods presented.

    The undersigned Registrant hereby restates Part II, Item 7 of the Form 10-K in its entirety, as originally filed.

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

    The undersigned Registrant hereby restates Part II, Item 8 of the Form 10-K in its entirety, as originally filed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

    The undersigned Registrant hereby restates Part II, Item 9 of the Form 10-K in its entirety, as originally filed.

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

                                    PART III

    The undersigned Registrant hereby amends Part III, Item 10 of the Form 10-K to update it as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information as of February 20, 2001 with respect to each person who is a director or executive officer of the Company(1) and includes certain significant key employees.

NAME                                                     AGE                      POSITION
----                                                   --------   -----------------------------------------
W. Robert Stover(2)(3)(5)............................     79      Chairman of the Board, interim President
                                                                  and Chief Executive Officer

Dirk A. Sodestrom....................................     43      Senior Vice President and Chief Financial
                                                                  Officer

Robin A. Herman......................................     49      Senior Vice President, General Counsel
                                                                  and Secretary

M. John Grossu.......................................     58      Senior Vice President of Strategic
                                                                  Business Solutions

Christa C. Leonard...................................     43      Vice President and Treasurer

John Sanders(6)......................................     36      Vice President and Controller

Joseph R. Coute......................................     53      Vice President and Director of Human
                                                                  Resources

David P. Wilson......................................     38      Vice President, Director of Information
                                                                  Services

Gilbert L. Sheffield(2)(3)(4)(5).....................     71      Director

Jack D. Samuelson(2)(3)(4)(5)........................     76      Director

------------------------

(1) The Company intends to recruit at least one new director by June 14, 2001. There are presently three vacancies on the Board.

(2) Member of the Audit Committee of the Board. The new director whom the Company intends to recruit would serve on the Audit Committee.

(3) Member of the Secondary Committee of the Compensation Committee of the Board.

(4) Member of the Primary Committee of the Compensation Committee of the Board.

(5) Member of the Strategic Planning Committee of the Board.

(6) Mr. Sanders' hire date is February 20, 2001.

DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below is a description of the backgrounds of the directors and executive officers and certain significant key employees of the Company. There are no family relationships among any of the Company's directors and executive officers or key employees.

    W. ROBERT STOVER. Mr. Stover founded the Company in 1948 and has been continuously involved in the management of the Company since that time. Since the Company's incorporation in 1954, Mr. Stover has held the position of Chairman of the Board. From 1954 to 1985, Mr. Stover served as

President of the Company, and from 1985 to the end of calendar year 1998 as Chief Executive Officer. He stepped down as Chief Executive Officer effective January 1, 1999 and continued to serve as Chairman of the Board until May 3, 2000, when he assumed the position of interim President and Chief Executive Officer following the termination of the recapitalization agreement that was a management-led buyout transaction.

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

    M. JOHN GROSSU. Mr. Grossu joined the Company as Senior Vice President-Zone Manager (California) in May 1996. Effective February 1999, he was assigned additional responsibilities for international operations and his title was changed to Senior Vice President, Group Operations Europe and Zone Manager (California). In June 2000, he was appointed Senior Vice President, Strategic Business Solutions. Mr. Grossu's prior staffing industry experience includes approximately 25 years with Kelly Services, Inc.

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

    JOHN SANDERS. Mr. Sanders was hired effective February 20, 2001 as Vice President and Controller to succeed Mr. Sodestrom. Before joining the Company, Mr. Sanders was Controller for Planetweb, Inc. from 1999 to January 2001. He previously was employed as Director of Finance for SCAN Health Plan from 1997 to 1999; as Vice President of Affiliated Computer Services, Inc. from 1995 to 1997; as a Senior Manager for Price Waterhouse LLP from 1993 to 1995, and as a Manager for Deloitte & Touche LLP from 1986 to 1993. He is a certified public accountant on inactive status.

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

    Information concerning directors and executive officers under the caption "Election of Directors" and "Board Meetings and Committees" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2001 (the "Proxy Statement"), is incorporated herein by reference.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

    Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal 2000, except as follows. The Stover Foundation did not file its initial Form 3 report of beneficial ownership on the December 27, 1999 due date, but did file that report on or about April 14, 2000 under the signature of W. Robert Stover as its Vice President, Treasurer and Director. Mr. Stover as Co-Trustee of the Stover Revocable Trust dated
November 16, 1988, as amended, had filed a Form 4 on January 21, 2000 to report the gift to the Stover Foundation that is reflected on the late Form 3 filing. On the relevant dates, Mr. Stover was Chairman of the Board.

    The undersigned Registrant hereby supplements Part III, Item 11 of the Form 10-K as follows:

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation earned by all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during fiscal 2000, the four other highest-paid executive officers who were serving at the end of fiscal 2000 whose salary and bonus for fiscal 2000 was in excess of $100,000, and two individuals for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of fiscal 2000, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 2000 has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the table collectively will be referred to as the "Named Officers."

                                                                              LONG-TERM
                                                                            COMPENSATION
                                          ANNUAL COMPENSATION                SECURITIES        ALL OTHER
                                 --------------------------------------      UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR        SALARY ($)      BONUS($)   OPTIONS (#)(1)(4)   ($)(5)(6)(7)
---------------------------      --------   ----------------   --------   -----------------   ------------
W. Robert Stover ..............    2000         221,538             --              --            5,608
  Chairman of the Board of         1999         104,616             --              --            2,619
  Directors, interim President     1998         250,000             --              --            6,036
  and Chief Executive
  Officer(2)

Michael K. Phippen ............    2000         287,686             --         100,000            4,961
  President, Chief Executive       1999         365,398             --              --            9,161
  Officer and Director(3)          1998         250,000        250,000         175,000           12,874

Paul A. Norberg ...............    2000         223,461             --              --            5,892
  Executive Vice President,        1999         215,000             --              --            5,401
  Chief Financial Officer and      1998         193,270         95,000          15,000            7,521
  Director(8)

Dirk A. Sodestrom .............    2000         165,000             --          15,000            1,098
  Senior Vice President and        1999         150,000             --              --              776
  Controller (9)                   1998         140,769         67,500          18,750            1,063

Robin A. Herman ...............    2000         143,461             --              --            3,834
  Senior Vice President,           1999         137,077             --              --            3,702
  General Counsel and Secretary    1998         125,769         60,000          15,000              976

Joseph R. Coute ...............    2000         103,461             --              --            1,763
  Vice President and Director      1999          97,923             --              --              669
  of Human Resources               1998          91,540         42,500              --              194

Ronald C. Picco ...............    2000         140,948             --              --              765
  Senior Vice President,           1999         200,000             --              --            1,026
  Operations(10)                   1998         178,462         82,500          18,750            1,323

Michael W. Ehresman ...........    2000         139,699             --              --            3,644
  Senior Vice President and        1999         150,000             --              --            3,776
  Treasurer(11)                    1998         140,769         67,500          18,750            5,218

------------------------

 (1) Long-term compensation has not been included in the table because such information is not applicable.

 (2) Mr. Stover relinquished the Chief Executive Officer title effective December 31, 1998. He assumed the title of interim President and Chief Executive Officer effective May 3, 2000.

 (3) Mr. Phippen became President and Chief Executive Officer on January 1, 1999. His resignation was accepted on May 3, 2000 and made effective that date.

 (4) Adjusted for a three-for-two stock split effected in the form of a stock dividend on May 29, 1998 to shareholders of record on May 18, 1998 (the "Stock Split").

 (5) All other compensation for fiscal 1998 includes employer matching contributions under the Westaff Deferred Savings Plan for fiscal 1998, the first year in which such contributions were made. The matching contributions for fiscal 1998 were 25% of the first ten percent of the participant's contribution to the plan, and were equal to $6,010 for Mr. Stover, $12,848 for Mr. Phippen, $7,495 for Mr. Norberg, $1,039 for
     Mr. Sodestrom, $701 for Ms. Herman, zero for Mr. Coute, $1,297 for
     Mr. Picco and $5,194 for Mr. Ehresman. Also includes employer's portion of group term life insurance premium (per month) in the amount of $26 each for Messrs. Stover, Phippen, Picco and Norberg, $24 each for Messrs. Sodestrom and Ehresman, $23 for Ms. Herman and $16 for

     Mr. Coute. Employer's portion was 17 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000.

 (6) All other compensation for fiscal 1999 includes employer matching contributions under the Westaff Deferred Savings Plan for fiscal 1999, the second year in which such contributions were made. The matching contributions for fiscal 1999 again were 25% of the first ten percent of the participant's contribution to the plan, and were equal to $2,615 for Mr. Stover, $9,135 for Mr. Phippen, $5,375 for Mr. Norberg, $750 for
     Mr. Sodestrom, $3,427 for Ms. Herman, $475 for Mr. Coute, $1,000 for
     Mr. Picco and $3,750 for Mr. Ehresman. Also includes employer's portion of group term life insurance premium (per month) in the amount of $4 for Mr. Stover and $26 each for Messrs. Phippen, Norberg, Sodestrom, Picco and Ehresman, $23 for Ms. Herman and $16 for Mr. Coute. Employer's portion was 17 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000 except for Mr. Stover whose maximum was $23,000.

 (7) All other compensation for fiscal 2000 includes employer matching contributions under the Westaff Deferred Savings Plan for fiscal 2000, the third year in which such contributions were made. The matching contributions for fiscal 2000 again were 25% of the first ten percent of the participant's contribution to the plan, and were equal to $5,539 for Mr. Stover, $4,796 for Mr. Phippen, $5,586 for Mr. Norberg, $792 for
     Mr. Sodestrom, $3,544 for Ms. Herman, $1,552 for Mr. Coute, $577 for
     Mr. Picco and $3,373 for Mr. Ehresman. Also includes employer's portion of group term life insurance premium (per month) in the amount of $6 for Mr. Stover, $26 each for Messrs. Phippen, Norberg, Sodestrom, Picco and Ehresman, $23 for Ms. Herman, and $16 for Mr. Coute. Employer's portion was 17 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000 except for Mr. Stover whose maximum was $45,000.

 (8) Mr. Norberg retired effective December 31, 2000.

 (9) Mr. Sodestrom was named Chief Financial Officer effective January 1, 2001.

(10) Mr. Picco is no longer with the Company. His employment concluded on May 25, 2000.

(11) Mr. Ehresman resigned effective September 7, 2000.

OPTION GRANTS IN LAST FISCAL YEAR

    There were two stock option grants made during fiscal 2000 under the Company's 1996 Stock Option/Stock Issuance Plan to the Named Officers. The table below sets forth information with respect to such option grants. No stock appreciation rights were granted to the Named Officers during such fiscal year.

                                                   INDIVIDUAL
                                                  GRANTS(1)(2)                                     POTENTIAL REALIZABLE
                                                -----------------                                    VALUE AT ASSUMED
                                  NUMBER OF     PERCENT OF TOTAL                                  ANNUAL RATES OF STOCK
                                  SECURITIES      OPTIONS/SARS                                    PRICE APPRECIATION FOR
                                  UNDERLYING       GRANTED TO       EXERCISE PRICE                    OPTION TERM(5)
                                 OPTIONS/SARS     EMPLOYEES IN         OR BASE       EXPIRATION   ----------------------
NAME                              GRANTED(#)    FISCAL YEAR(%)(3)    PRICE($/SH)        DATE        5%($)       10%($)
----                             ------------   -----------------   --------------   ----------   ---------   ----------
Michael K. Phippen(4)..........     100,000           86.96%            9.3125        10/31/09     453,310    1,273,431
Dirk A. Sodestrom..............      15,000           13.04%             3.750        08/31/10      35,375       89,648

------------------------

(1) Granted after the Stock Split.

(2) Options granted under the Company's 1996 Stock Option/Stock Issuance Plan have a maximum ten-year term measured from the date of grant. Such options generally vest over a four-year period. Generally, they become exercisable for 25% of the option shares commencing upon the optionee's completion of one year of service measured from the vesting commencement date and the balance in a series of 36 successive monthly installments upon the optionee's completion of each additional month of service over the 36-month period measured from the first anniversary of the vesting commencement date. The exercise price per share generally is the closing selling price of the Company's Common Stock on the date of grant. The 1996 Stock Option/Stock Issuance Plan provides for the automatic acceleration of vesting of all outstanding options (such that they become exercisable in full) in the event of a "change of control", as defined in the 1996 Stock Option/Stock Issuance Plan.

(3) Based on options to purchase an aggregate of 115,000 shares granted to employees during fiscal 2000 under the 1996 Stock Option/Stock Issuance Plan.

(4) Under this option grant to Mr. Phippen, the exercise price was the average of the fair market value on the first and last trading days of the fiscal year for which it was granted. The option was to have become exercisable on October 30, 2002, but it has been cancelled due to Mr. Phippen's resignation effective May 3, 2000.

(5) Potential realizable value is based on an assumption that the stock price appreciates at the annual rates shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the SEC and do not reflect the Company's estimate of its future stock price.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END VALUES

    None of the Named Officers exercised an option during fiscal 2000. The table below sets forth information with respect to the unexercised options held by the Named Officers as of the end of fiscal 2000. No stock appreciation rights were exercised during fiscal 2000, and no stock appreciation rights were outstanding at the end of fiscal 2000.

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                        OPTIONS AT FISCAL YEAR END            FISCAL YEAR
                        SHARES ACQUIRED ON    VALUE               (#)(1)                     END ($)(1)(2)
                             EXERCISE        REALIZED   ---------------------------   ---------------------------
NAME                           (#)             ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    ------------------   --------   -----------   -------------   -----------   -------------
W. Robert Stover......            --             --            --             --            --             --
Michael K. Phippen....            --             --            --             --            --             --
Paul A. Norberg.......            --             --       100,937          4,063            --             --
Dirk A. Sodestrom.....            --             --        25,671         20,079            --             --
Robin A. Herman.......            --             --        22,937          4,063            --             --
Joseph R. Coute.......            --             --         6,406          1,094            --             --
Ronald C. Picco.......            --             --            --             --            --             --
Michael W. Ehresman...            --             --        25,281             --            --             --

------------------------

(1) Adjusted for the Stock Split or granted after the Stock Split. Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the option. Options are "out-of-the-money" if the exercise price of the option exceeds the fair market value of the underlying securities.

(2) Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at October 28, 2000 (based on the closing price of $3.4375 for the Company's Common Stock on Nasdaq for October 27, 2000, the trading day immediately preceding the end of fiscal 2000) and the exercise price of the options.

DIRECTORS' COMPENSATION

    Non-employee Board members each received an annual fee of $15,000 for service on the Board in fiscal 2000 and an additional fee of $1,000 for each meeting attended in person and $500 for each telephonic meeting attended, if called by the Chairman of the Board or an employee Board member. Non-employee Board members also were reimbursed for their reasonable expenses incurred in connection with attending Board meetings. The Company anticipates no increase in such directors' compensation during fiscal 2001.

    Members of the Special Negotiating Committee receive additional compensation for their services. The Board set the compensation of the Special Negotiating Committee at $40,000 per member, payable in a lump sum by the end of the first week of January 2000. To the extent members spend in excess of 200 hours on matters relating to the activities of the Special Committee, they were paid at the rate of $200 per hour twice per month with respect to such time; however, no such additional hourly compensation was requested nor paid to them in fiscal 2000.

    In addition, non-employee Board members are eligible to receive periodic option grants under the Automatic Option Grant Program in effect under the Company's 1996 Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, each individual who subsequently joins the Board as a non-employee director will receive at that time an option grant, provided such individual has not previously been in the Company's employ. In addition, due to the Stock Split, at each annual stockholders' meeting each individual who continues to serve as a non-employee Board member presently is entitled to an option grant for 3,000 shares with an exercise price equal to the fair market value of the option shares on the grant date, provided such individual has served as a Board member for at least six months. The employee Board members had approved an increase to double the original number of such shares from 1,000 to 2,000 pre-split shares, beginning with the 1998 Annual Meeting, and this matter was approved by the stockholders at that meeting.

    Each automatic option grant will have a maximum term of ten years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. The option will become exercisable for all the option shares upon the optionee's completion of one year of Board service measured from the grant date. However, the option will become immediately exercisable for all the option shares should the optionee cease Board service by reason of death or disability or should the Company be acquired by merger or asset sale during the period of the optionee's service on the Board.

    Pursuant to the terms of the Automatic Option Grant Program, Messrs. Sheffield and Samuelson, the two individuals serving as non-employee Board members at the time of the Offering, each received an option grant for 1,500 shares with an exercise price of $9.33 per share (based on the original $14.00 per share price at which the Common Stock was sold in the Offering and adjusted for the Stock Split). As of the Company's first Annual Meeting on April 15, 1997, Messrs. Sheffield and Samuelson each also received an automatic option grant for 1,500 shares with an exercise price of $6.08 per share (based on the closing selling price of the Company's Common Stock on that date and adjusted for the Stock Split), due to their continuing service as non-employee directors. In addition, as of the Company's second Annual Meeting on March 26, 1998, Messrs. Sheffield and Samuelson each also received an automatic option grant for 3,000 shares with an exercise price of $16.17 per share (based on the closing selling price of the Company's Common Stock on that date and adjusted for the Stock Split). Moreover, as of the Company's third Annual Meeting on March 30, 1999, Messrs. Sheffield and Samuelson each received an automatic option grant for 3,000 shares with an exercise price of $6.00 per share, and as of the Company's fourth Annual Meeting on June 20, 2000, they each received an automatic option grant for 3,000 shares with an exercise price of $3.94 per share (based on the closing selling price of the Company's Common Stock on those dates).

    In addition to the foregoing option grants, Messrs. Sheffield and Samuelson were each granted special options on November 1, 1996 to purchase 2,250 option shares with an exercise price of $9.50 per share (based on the closing selling price of the Company's Common Stock on that date and adjusted for the Stock Split). Each of these options has a maximum term of ten years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. The options became exercisable for all the option shares on October 31, 1997 following the optionees' completion of one year of Board service measured from the grant date.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE IN CONTROL AGREEMENTS

    The Company entered into an employment agreement with W. Robert Stover on September 29, 1994 which provided for his continuing employment until he chose to retire or until his death. In addition to base annual compensation, subject to adjustment with the mutual agreement of the parties, the agreement provided that Mr. Stover may be paid bonuses based on the Company's economic circumstances and his extraordinary efforts and contributions. The agreement was amended as of November 2, 1996 to eliminate the death benefits otherwise payable to Mr. Stover's widow or estate upon his death during the employment term and to maintain Mr. Stover's base salary at $250,000 for fiscal 1997. The agreement was amended effective August 14, 1997 to reinstate such death benefits, which provided for the payment of three times Mr. Stover's annual compensation then in effect in equal monthly installments over a four-year period.

    There was no change in Mr. Stover's base salary for fiscal 1998. However, in view of his having voluntarily relinquished the Chief Executive Officer title as of December 31, 1998, the Company entered into a new employment agreement with Mr. Stover effective January 1, 1999 which replaced the amended agreement of August 14, 1997. No consideration was paid to Mr. Stover for his having relinquished the Chief Executive Officer's title. The new agreement contains a renegotiated compensation package for Mr. Stover in his continuing role as Chairman of the Board, including a lesser annual salary of $75,000.
Mr. Stover's annual salary was increased to $375,000 effective May 3, 2000 due to his having assumed the position of interim President and Chief Executive Officer.

    Mr. Stover's compensation package otherwise remains the same as under the 1999 agreement and includes payment of office relocation expenses for suitable offsite leased premises, payment of monthly office rent as well as all related leasehold expenses including parking, utilities, janitorial services, and a pro rata share of increases in operating expenses and real estate taxes over calendar year 1999 under a two-year lease for such premises, payment of his executive assistant's annual salary, continued participation by Mr. Stover and his executive assistant in present and future employee benefit plans including group health, life, supplemental life, long-term disability, accidental death and dismemberment insurance, a 401(k) savings plan and a deferred savings plan, and reimbursement for reasonable travel and other business expenses. Due to the expiration of the lease, a search for suitable off-site office quarters is pending and Mr. Stover and his assistant expect to relocate. In the interim, they are temporarily utilizing offices at the Company's corporate headquarters. Mr. Stover is not eligible for a bonus or other incentive compensation under the 1999 agreement or otherwise and he is not entitled to vacation pay. Except with respect to Mr. Stover's salary, the 1999 agreement is of indefinite duration and will continue until he chooses to retire or until his death; however, the contractual obligations relating to compensation of his executive assistant will terminate upon reassignment of the current assistant to other duties or upon termination of Mr. Stover's employment, subject to negotiation of a different arrangement at the discretion of the Compensation Committee of the Board.

    The Company entered into a new employment agreement with Mr. Sodestrom as Chief Financial Officer effective January 1, 2001 with a new annual salary of $235,000 that contains a requirement for six-months' advance notice of termination. Mr. Sodestrom will be eligible for the fiscal 2001 executive bonus plan, when formulated.

    The Company's employment agreements with Mr. Sodestrom and the other Named Officers are at will, and the Company may terminate their employment at any time at the discretion of the Board. However, the Plan Administrator of the 1996 Stock Option Plan/Stock Issuance has authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated within a designated period (whether involuntarily or through a forced resignation) following: (i) an acquisition of the Company by merger or asset sale, or (ii) a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership over a period of 36 consecutive months. Mr. Stover, currently the interim Chief Executive Officer, holds no option shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board established a Compensation Committee in March 1995. The Compensation Committee currently consists of Messrs. Stover, Sheffield and Samuelson. Messrs. Sheffield and Samuelson are members of the Primary Committee of the Compensation Committee. They and Mr. Stover are members of the Secondary Committee of the Compensation Committee. Except for Mr. Stover, no member of such Committee was at any time during fiscal 2000 or at any other time an officer or employee of the Company.

    No executive officer of the Company served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

    For a description of transactions between the Company and members of the Compensation Committee or their affiliates, see Item 13.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS EXECUTIVE COMPENSATION REPORT

    The Compensation Committee was formed on March 9, 1995 in anticipation of the Company's initial public offering on April 30, 1996. It consists of three Board members, namely, W. Robert Stover, Gilbert L. Sheffield and Jack D. Samuelson. Mr. Stover is Chairman of the Board, and he has served as interim President and Chief Executive Officer since May 3, 2000, when the Company's then President and Chief Executive Officer, Michael K. Phippen, resigned following the termination of a recapitalization agreement that was a management-led buyout transaction. Mr. Stover plans to serve as interim President and Chief Executive Officer until a suitable successor is hired.

    Messrs. Sheffield and Samuelson are not officers or employees of the Company. Mr. Sheffield is presently the Chairman of the Compensation Committee. The Compensation Committee retained Korn/Ferry International ("Korn/Ferry") in October 2000 for the purpose of conducting the search for a new Chief Executive Officer. Before engaging that executive search firm, the Compensation Committee conducted the search.

    It is the duty of the Compensation Committee to review and establish the compensation of executive officers of the Company, including base salary, participation in profit sharing, bonus and other cash incentive plans, subject to ratification by the Board. During fiscal 2000, the Compensation Committee also had the exclusive authority to administer the Company's 1996 Stock Option/Stock Issuance Plan (the "Plan") under which grants may be made to such officers. With respect to administration of the Plan, the Compensation Committee has a Primary Committee and a Secondary Committee.

    The Primary Committee consists of two (2) or more non-employee members of the Board who have sole and exclusive authority to administer the Discretionary Option Grant, the Automatic Option Grant and Stock Issuance Programs with respect to Section 16 Insiders. Section 16 Insiders are officers or directors of the Company subject to the short-swing profit liabilities of Section 16 of the 1934 Act, as amended from time to time. The Primary Committee is constituted in such a manner as to satisfy all applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the 1934 Act in accordance with Rule 16b-3. Messrs. Sheffield and Samuelson serve on the Primary Committee.

    The Secondary Committee consists of two or more members of the Board who administer the Discretionary Option Grant and Stock Issuance Programs with respect to eligible persons other than Section 16 Insiders. Messrs. Sheffield and Samuelson serve with Mr. Stover on the Secondary Committee.

    Members of the Primary Committee or any Secondary Committee serve for such period of time as the Board may determine and may be removed by the Board at any time. The Board may also at any time terminate the functions of the Primary Committee and any Secondary Committee and reassume all powers and authority previously delegated to such committee.

GENERAL COMPENSATION POLICY

    The fundamental policy of the Compensation Committee is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance and their contribution to the financial success of the Company. To achieve this policy, a substantial portion of each executive officer's total annual compensation is made contingent upon the achievement of designated financial and performance goals. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary which is designed primarily to be competitive with base salary levels in effect both at companies within the temporary staffing industry that are of comparable size to the Company and at companies outside of such industry with which the Company competes for executive talent; (ii) annual bonuses payable in cash and tied to the Company's attainment of financial milestones based on criteria established by the Compensation Committee; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders. As an employee's level of responsibility and accountability within the Company increases over time, a greater portion of his or her total compensation is intended to be dependent upon the Company's performance and stock price appreciation rather than upon base salary.

    Factors. The principal factors considered by the Compensation Committee in establishing the components of each executive officer's compensation package for fiscal 2000 are summarized below. However, the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

    Base Salary. The base salary for each executive officer is determined on the basis of internal comparability considerations and the base salary levels in effect for comparable positions at the Company's principal competitors, both within and outside the temporary staffing industry. The base salary level for executive officers is generally at a level determined for such individuals on the basis of the external salary data of temporary staffing service companies within the same geographic area and with small to medium market capitalization. This group of companies is less inclusive than the temporary staffing index in the performance graph included in the Company's Proxy Statement for purposes of comparing the stock price performance of the Company's Common Stock. However, the Company believes this smaller group of companies gives a more accurate indication of the market for executive services in which the Company competes. Salaries are reviewed on an annual basis, and discretionary adjustments to each executive officer's base salary are based upon individual performance and salary increases paid by the Company's competitors. The Compensation Committee sets the base salaries of the Chairman of the Board and the Chief Executive Officer and the committee reviews the salaries of the other corporate officers who are members of the senior management team.

    Annual Incentive Compensation. An annual bonus may be earned by selected executive officers, except the Chairman of the Board, based upon their participating interest in a bonus pool tied to Company performance. Each officer's participating interest is determined by the Compensation Committee at the start of the fiscal year and may vary from year to year. The bonus pool for fiscal 2000 was based on the Company Stock Value Increase. For such purpose, the Company Stock Value Increase was defined as the percentage increase in the average closing price of the Company's Common Stock for the month of October 2000 compared to the average closing price of the Company's Common Stock for the month of October 1999. The average closing price was determined by adding the actual closing price of the Company's Common Stock for each day the stock traded during the month of October and dividing that total by the number of days the stock traded in October.

    For fiscal 2000, the terms and conditions of the executive bonus plan were the same as in the fiscal 1999 executive bonus plan. All bonus payments under the fiscal 2000 executive bonus plan were to be included as an expense in determining net income. For all participants selected by the Compensation Committee, if the Company Stock Value Increase was at least 30%, the bonus would be 10% of base salary at the start of the fiscal 2000; if the Company Stock Value Increase was at least 45%, the bonus would be 25% of base salary at the start of the fiscal 2000; and if the Company Stock Value Increase was at least 60%, the bonus would be 50% of base salary at the start of the fiscal 2000. For fiscal 2000, no specific personal performance goals were established for the executive officers as a condition to their participation in the bonus pool; however, no bonus payout was to be made to any officer unless his or her performance for the fiscal year was considered to be at a satisfactory level. Executive officers of the Company who were no longer employed by the Company at the end of fiscal 2000 were not eligible for a bonus under the executive bonus plan. Typically, the Compensation Committee reviews the performance of the President and Chief Executive Officer, and the President and Chief Executive Officer reviews the performance of the officers who report to him, including the Chief Financial Officer, and makes his recommendations to the Compensation Committee. The Compensation Committee delegates to those senior executive officers the authority to review the performances of the other corporate officers and key employees who report to them directly. However, Mr. Stover did not request, nor did the Compensation Committee offer him, an opportunity to participate in the fiscal 2000 executive bonus plan when he assumed the position of interim President and Chief Executive Officer. Following the termination of the recapitalization agreement, Mr. Stover reviewed the performance of the Executive Vice President and Chief Financial Officer, eliminated the position of one executive officer and reviewed the performance of the remaining executive officers. Salary increases for such executive officers in fiscal 2000 were authorized at Mr. Stover's discretion under the circumstances. For fiscal 2000, no executive bonuses were paid.

    For fiscal 2001, the Compensation Committee discussed whether, and on what terms and conditions, to establish an executive bonus plan and the Compensation Committee's consensus was to defer its deliberations, pending the search for the successor Chief Executive Officer. The Compensation Committee will resume its discussion at its discretion, will determine whether or not to establish an executive bonus program for fiscal 2001, to designate the executive officers eligible to participate in the program, to specify what percentage of the bonus pool each of the participants may earn, and to determine the eligibility criteria for participation.

    Long-Term Incentive Compensation. Option grants are intended to align the interests of each executive officer with those of the Company's stockholders and to provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Compensation Committee has the discretion to set the option exercise price and the vesting schedule for option grants. The Compensation Committee determines the size of the option grant according to each executive's position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual's level of responsibility and opportunity to influence the Company's financial results, comparable awards made to individuals in similar positions within the industry, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals and is at the Compensation Committee's discretion.

    Each option grant allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (typically the closing market price on the date of grant) over a specified period of time (up to ten years). The options generally vest in installments over a four-year period, contingent upon the executive officer's continued employment with the Company. The options generally become exercisable with respect to twenty-five percent (25%) of the option shares upon the optionee's completion of one year of service measured from the vesting commencement date and the balance in 36 successive monthly installments upon the optionee's completion of each month of service over the 36-month period measured from the first anniversary of the vesting commencement date. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company for one or more years during which the option vests, and then only if the market price of the underlying shares appreciates over the option term.

    Tax Limitation. As a result of federal tax legislation enacted in 1993, a publicly-held company such as Westaff, Inc. will not be allowed a federal income tax deduction for compensation paid to the executive officers named in the Summary Compensation Table to the extent that compensation exceeds one million dollars ($1,000,000) per officer unless it qualifies for an exemption. The compensation paid to the Company's executive officers for fiscal 2000 did not exceed the one million dollar limit per officer, nor is the compensation to be paid to the Company's executive officers for fiscal 2001 expected to reach that level. Nevertheless, if the compensation payable to any of the Company executive officers were to reach the one million dollar limitation in fiscal 2001 or future fiscal years, the Company will continue to enjoy an exemption because the Plan was amended and restated with shareholder approval as of the Annual Meeting held on June 20, 2000 with respect to option grants, stock appreciation rights or direct stock issuances that are intended to qualify as performance-based compensation to any covered employee under Section 162(m)(3) of the Internal Revenue Code of 1986, as amended. Unless otherwise required by law, the Compensation Committee therefore will not be required to limit or restructure the elements of compensation payable to the Company's executive officer in the foreseeable future.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    Mr. Stover's annual salary was increased to $375,000 effective May 3, 2000 due to his having assumed the position of interim President and Chief Executive Officer as of that date in addition to his continuing role as Chairman of the Board. Otherwise, the employment agreement he entered into with the Company effective January 1, 1999 remains in effect, including payment of office relocation expenses for suitable offsite leased premises, payment of monthly office rent as well as all related expenses. The Compensation Committee did not award a cash bonus to Mr. Stover for fiscal 2000, despite his efforts and contributions to the continuing operations of the Company. The Committee granted no option shares to Mr. Stover during fiscal 2000 since he is a principal shareholder of the Company.

                                                      Compensation Committee

                                                      Gilbert L. Sheffield,
                                                      Chairman of Compensation Committee

                                                      Jack D. Samuelson
                                                      Member of Compensation Committee

                                                      W. Robert Stover
                                                      Member of Compensation Committee

COMPARISON OF STOCKHOLDER RETURN

    The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company's Common Stock with the cumulative total returns of the Standard and Poor's 500 Index and peer issuers in the temporary staffing industry (the "Peer Group Index") (1). The graph covers the period from April 30, 1996, the date of the Offering, through the last trading day of fiscal 2000.

    The graph assumes that $100 was invested on April 30, 1996 in the Company's Common Stock and in each index and that all dividends were reinvested. A special cash dividend of $0.30 per share of Common Stock was paid on July 18, 2000 to shareholders of record as of July 5, 2000.

                  COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                  WESTAFF, S&P 500 INDEX AND PEER GROUP INDEX

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

          S&P 500  PEER GROUP  WESTAFF
4/30/96       100         100      100
11/1/96    107.58       83.62    89.74
10/31/97   139.81      108.81    90.93
10/30/98   167.95       80.36    81.47
10/29/99   208.34       86.56    80.29
10/27/00   210.89       66.98    34.52

                                     04/30/1996 11/01/1996 10/31/1997 10/30/1998 10/29/1999 10/27/00
                                      ------     ------     ------     ------     ------     ------
S&P 500                               100.00     107.58     139.81     167.95     208.34     210.89
Peer Group                            100.00      83.62     108.81      80.36      86.56      66.98
Westaff                               100.00      89.74      90.93      81.47      80.29      34.52

    The Company's stock was first traded publicly on April 30, 1996. The graph depicts cumulative returns calculated on an annual basis on $100 invested in Westaff stock, the S&P 500 Index and the Peer Group Index comparing Kelly Services Inc., Spherion (formerly Interim Services Inc.), Manpower Inc. and Personnel Group of America Inc. The Peer Group Index in this Form 10-K/A contains one change from the Peer Group Index in last year's proxy. The Company removed Olsten

Corporation from the Peer Group Index because Olsten Corporation was acquired by another company and is no longer publicly traded.

------------------------

(1) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The undersigned Registrant hereby supplements Part III, Item 12 of the Form 10-K as follows:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock for (i) all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the four other most highly paid executive officers as of the fiscal year ended October 28, 2000, and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. The information set forth in the table below is as of December 31, 2000, except for Messrs. Phippen, Picco and Ehresman, who were not employed by the Company on that date and for whom the information is provided as of the most recent practicable date.

NAME                                                          NUMBER OF SHARES(#)(1)   PERCENT(%)(2)
----                                                          ----------------------   -------------
W. Robert Stover(3).........................................         7,034,466               44.47
Joan C. Stover(4)...........................................         2,069,248               13.08
  c/o Westaff, Inc.
  301 Lennon Lane
  Walnut Creek, CA 94598
Michael K. Phippen(5).......................................            58,165                   +
Paul A. Norberg(6)..........................................           114,693                   *
Dirk A. Sodestrom(7)........................................            46,895                   *
Jack D. Samuelson(8)........................................            32,250                   *
Gilbert L. Sheffield(9).....................................            19,250                   *
Joseph R. Coute(10).........................................             8,877                   *
Robin A. Herman(11).........................................            24,187                   *
Ronald C. Picco(12).........................................             3,731                   +
Michael W. Ehresman(13).....................................                --                   +
All executive officer and directors as a group
(7 persons)(14).............................................         7,280,618               46.02

------------------------

  * Less than one percent (1%)

  + Not applicable as of December 31, 2000 due to cessation of employment.

 (1) To the Company's knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock indicated opposite such person's name.

 (2) Based on 15,819,199 shares of Common Stock outstanding at December 31, 2000. Shares of Common Stock subject to options, warrants and convertible notes and other purchase rights currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2000 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

 (3) Includes 2,069,248 shares of Common Stock held by W. Robert Stover and Joan
     C. Stover as Co-Trustees of the Stover Revocable Trust dated 11/16/88, as amended, the beneficial ownership of which may be attributable to each of Mr. Stover and Mrs. Stover. Includes 65,000 shares of Common Stock contributed to the Stover Charitable Remainder Unitrust dated 11/1/94 of which Mr. Stover is a Co-Trustee. Includes 4,351,220 shares of Common Stock contributed to the Stover 1999 Charitable Remainder Unitrust dated 4/21/99 of which Mr. Stover is Co-Trustee. Includes 548,998 shares of Common Stock contributed to the Stover Charitable Lead Annuity Trust as to which Mr. Stover has voting power, but has disclaimed beneficial ownership. Does not include 2,574,741 shares of Common Stock owned by the Stover Foundation, a California nonprofit religious corporation (the "Foundation") as to which Mr. Stover has shared voting power.

 (4) Includes 2,069,248 shares of Common Stock held by W. Robert Stover and Joan
     C. Stover as Co-Trustees of the Stover Revocable Trust dated 11/16/88, as amended, the beneficial ownership of which may be attributable to each of Mr. Stover and Mrs. Stover.

 (5) Includes shares of Common Stock held by Mr. Phippen as of the date of his employment termination on May 3, 2000. Does not include options to purchase 196,875 shares of Common Stock held by Mr. Phippen under the 1996 Stock Option/Stock Issuance Plan, which were cancelled as of August 3, 2000.

 (6) Includes options to purchase 102,187 shares of Common Stock held by Mr. Norberg, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan. These option shares will be cancelled if they are not exercised by March 31, 2001.

 (7) Includes options to purchase 27,234 shares of Common Stock held by Mr. Sodestrom, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

 (8) Includes options to purchase 11,250 shares of Common Stock held by Mr. Samuelson, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

 (9) Includes options to purchase 11,250 shares of Common Stock held by Mr. Sheffield, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(10) Includes option to purchase 7,031 shares of Common Stock held by Mr. Coute under the 1996 Stock Option/Stock Issuance Plan.

(11) Includes options to purchase 24,187 shares of Common Stock held by Ms. Herman, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(12) Includes shares of Common Stock held by Mr. Picco as of the date of his employment termination on May 25, 2000. Does not include options to purchase 19,218 shares of Common Stock held by Mr. Picco under the 1996 Stock Option/Stock Issuance Plan, which were cancelled as of August 25, 2000.

(13) Mr. Ehresman owned no shares of Common Stock as of the date of his employment termination on September 7, 2000. Does not include options to purchase 25,281 shares of Common Stock held by Mr. Ehresman under the 1996 Stock Option/Stock Issuance Plan, which were cancelled as of December 7, 2000.

(14) Includes options to purchase 183,139 shares of Common Stock which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan. Does not include Messrs. Phippen, Picco and Ehresman due to cessation of employment.

The undersigned Registrant hereby supplements Part III, Item 13 of the Form 10-K as follows:

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Before fiscal 2000, the Company had a management services contract with Western Video Images, Inc. ("WVI"), a corporation wholly owned by Mr. Stover, the principal stockholder of the Company. The Company is no longer providing management services to WVI and the Company did not provide any financing to WVI in fiscal 2000. Management fees charged to WVI for fiscal 2000 and fiscal 1999 were zero and $52,000, respectively. The Company provides accounting, tax, legal, administrative and management support and services to WVI for a fee based generally upon the gross sales of WVI, adjusted for actual services rendered.

    In addition, the Company no longer is the lessee of the principal facilities in which WVI operates. The Company subleased the facilities to WVI until October 31, 2000, the termination date of the lease obligation.

    During October 1995, the Company purchased the operations of one of its franchise agents, Michael K. Phippen, now a former President and Chief Executive Officer of the Company, for a total price of $5.9 million. The Company paid
$1.5 million in cash and agreed to make installment payments for the balance at an interest rate of 6.50%. Installments of $973,000 in fiscal 1998, $973,000 in fiscal 1997 and $1.5 million in fiscal 1996 were paid and the final installment of $972,000 was paid in fiscal 1999. No installment payments were made in fiscal 2000 and there are no further payment obligations to Mr. Phippen.

    Any future transactions between the Company and its officers, directors, and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by a majority of the Company's outside directors or will be consistent with policies approved by such outside directors.

                                    PART IV

    The undersigned Registrant hereby supplements Part IV, Item 14 of the Form 10-K as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents have been filed as a part of this Annual Report on Form 10-K, Amendment No. 1.

    1.  Financial Statements

Report of Independent Public Accountants....................    F-1

Report of Former Independent Accountants....................    F-2

Consolidated Balance Sheets--As of the Fiscal Year Ended
  October 28, 2000 and the Fiscal Year Ended October 30,
  1999......................................................    F-3

Consolidated Statements of Operations--For the Three-Year
  Period Ended October 28, 2000.............................    F-4

Consolidated Statements of Stockholders' Equity--For the
  Three-Year Period Ended October 28, 2000..................    F-5

Consolidated Statements of Cash Flows--For the Three-Year
  Period Ended October 28, 2000.............................    F-6

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

    3. Exhibits. The following exhibits are incorporated by reference into this report:

       EXHIBIT
       NUMBER           DESCRIPTION
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

       3.2.2            Amendment of the Amended and Restated Bylaws, effective
                        September 24, 1998.(10)

       3.2.3 Third Amendment of the Amended and Restated Bylaws, effective March 30, 1999.(13)

       4.1              Form of Specimen Certificate for the Company's Common
                        Stock.(1)

       4.1.1            Form of New Specimen Certificate for the Company's Common
                        Stock.(10)

      10.1 Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
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

      10.3.1 Amendment to the Employment Agreement between the Company and W. Robert Stover.(2)

      10.3.2            Second Amendment to the Employment Agreement between the
                        Company and W. Robert Stover.(5)

      10.3.3            Employment Agreement between the Company and Michael K.
                        Phippen.(8)

      10.3.4            Employment Agreement with W. Robert Stover.(10)

      10.3.5            Employment Contract between the Company and Dirk A.
                        Sodestrom.(15)

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

      10.8.11           First Amendment to Note Purchase Agreement dated as of
                        November 16, 1998.(10)

      10.8.12           Third Amendment to Credit Agreement dated as of January 22,
                        1999.(11)

      10.8.13           Second Amendment to Note Purchase Agreement and Transaction
                        Documents.(12)

      10.8.14           Consent to Asset Sale and Release of Liens.(12)

      10.8.15           Fourth Amendment to Credit Agreement dated as of December
                        15, 1999.(13)

       EXHIBIT
       NUMBER           DESCRIPTION
       -------          -----------
      10.8.16           Fifth Amendment to Credit Agreement dated as of November 7,
                        2000.(15)

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

      21.1              Subsidiaries of the Company.(15)

      23.1 Consent of Arthur Andersen LLP, current independent public accountants.(15)

      23.2 Consent of PricewaterhouseCoopers LLP, former independent accountants.(15)

      24.1              Power of Attorney (see page IV-3).(15)

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

(15) Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                                                  Date: February 22, 2001

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

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----

                 *                    Chairman of the Board, interim        February 22, 2001
 ---------------------------------    President and Chief Executive
          W. Robert Stover            Officer

                 *                    Senior Vice President and Chief       February 22, 2001
 ---------------------------------    Financial Officer (interim Principal
         Dirk A. Sodestrom            Accounting Officer)

                 *                    Director                              February 22, 2001
 ---------------------------------
        Gilbert L. Sheffield

                 *                    Director                              February 22, 2001
 ---------------------------------
         Jack D. Samuelson

*By:                  /s/ DIRK A. SODESTROM
             --------------------------------------
               Dirk A. Sodestrom, Attorney-In-Fact