Form 10-Q
period 2001-01-20
WESTAFF INC
filed 2001-03-06
CIK 931911

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended JANUARY 20, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                           Outstanding at March 6, 2001
              -----                           ----------------------------


   Common Stock, $.01 par value                     15,871,204 shares


                         WESTAFF, INC. AND SUBSIDIARIES
                                      INDEX



                                                                                       PAGE
                                                                                       ----

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets -
                      January 20, 2001 and October 28, 2000                             3

                  Condensed Consolidated Statements of Operations -
                      12 weeks ended January 20, 2001 and January 22, 2000              4

                  Condensed Consolidated Statements of Cash Flows -
                      12 weeks ended January 20, 2001 and January 22, 2000              5

                  Notes to Condensed Consolidated Financial Statements                  6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                           10

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                        16

Item 2.       Changes in Securities                                                    16

Item 3.       Defaults upon Senior Securities                                          16

Item 4.       Submission of Matters to a Vote of Security Holders                      17

Item 5.       Other Information                                                        17

Item 6.       Exhibits and Reports on Form 8-K                                         17

Signatures                                                                             18



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WESTAFF, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------





                                                                                    JANUARY 20,           OCTOBER 28,
                                                                                        2001                 2000
                                                                                 -------------------   ------------------
                                                                                   (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                   $            4,998    $           5,208
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,748 and $1,634                                                        79,249               93,437
     Due from licensees                                                                       3,755                4,387
     Deferred income taxes                                                                    7,455                7,453
     Net assets of discontinued operations                                                    2,522                2,304
     Other current assets                                                                     7,307                9,310
                                                                                 -------------------   ------------------
        Total current assets                                                                105,286              122,099

Property, plant and equipment, net                                                           20,215               20,977
Deferred income taxes                                                                         4,108                4,108
Intangible assets, net                                                                       34,116               34,531
Other long-term assets                                                                        1,619                1,357
                                                                                 -------------------   ------------------
                                                                                 $          165,344    $         183,072
                                                                                 ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                             $          10,000
     Current portion of loans payable                                            $            3,000                3,250
     Accounts payable and accrued expenses                                                   38,124               46,704
     Income taxes payable                                                                       747                  378
                                                                                 -------------------   ------------------
        Total current liabilities                                                            41,871               60,332

Loans payable                                                                                36,750               37,250
Other long-term liabilities                                                                  12,357               12,324
                                                                                 -------------------   ------------------
        Total liabilities                                                                    90,978              109,906
                                                                                 -------------------   ------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
     Common stock, $.01 par value; authorized: 25,000 shares; issued:  15,948
        shares at January 20,2001 and October 28, 2000                                          159                  159
     Additional paid-in-capital                                                              36,582               36,582
     Retained earnings                                                                       40,927               40,343
     Accumulated other comprehensive income                                                  (2,690)              (3,306)
                                                                                 -------------------   ------------------
                                                                                             74,978               73,778
     Less treasury stock at cost,  129 shares at January 20, 2001 and
         October 28, 2000                                                                       612                  612
                                                                                 -------------------   ------------------
        Total stockholders' equity                                                           74,366               73,166
                                                                                 -------------------   ------------------
                                                                                 $          165,344    $         183,072
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

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                                                 12 WEEKS ENDED
                                                                      --------------------------------------
                                                                         JANUARY 20,        JANUARY 22,
                                                                            2001                2000
                                                                      ------------------ -------------------


Sales of services                                                     $         135,071  $          146,709
License fees                                                                        484                 754
                                                                      ------------------ -------------------

Total sales of services and license fees                                        135,555             147,463

Costs of services                                                               108,135             117,026
                                                                      ------------------ -------------------

Gross profit                                                                     27,420              30,437

Franchise agents' share of gross profit                                           3,686               3,661
Selling and administrative expenses                                              20,229              20,458
Depreciation and amortization                                                     1,842               2,165
                                                                      ------------------ -------------------

Operating income from continuing operations                                       1,663               4,153

Interest expense                                                                    783                 800
Interest income                                                                     (94)                (47)
                                                                      ------------------ -------------------

Income from continuing operations before income taxes                               974               3,400
Provision for income taxes                                                          390               1,343
                                                                      ------------------ -------------------

Net income                                                            $             584  $            2,057
                                                                      ================== ===================



Earnings per share:
        Basic                                                         $            0.04  $             0.13
                                                                      ================== ===================
        Diluted                                                       $            0.04  $             0.13
                                                                      ================== ===================

Weighted average shares outstanding - basic                                      15,819              15,876
                                                                      ================== ===================
Weigthed average shares outstanding - diluted                                    15,820              15,880
                                                                      ================== ===================




     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                             12 WEEKS ENDED
                                                                   ------------------------------------
                                                                     JANUARY 20,          JANUARY 22,
                                                                        2001                 2000
                                                                   -----------------   ----------------


Cash flows from operating activities
    Net income                                                     $            584    $         2,057
    Adjustments to reconcile net income to net cash
     from operating activities:
      Depreciation                                                            1,285              1,605
      Amortization of intangible assets                                         557                560
      Provision for losses on doubtful accounts                                 429                384
      Gain/loss on sale of assets                                                12
      Deferred income taxes                                                       3              1,082
      Changes in assets and liabilities:
        Trade accounts receivable                                            14,280              2,483
        Due from licensees                                                      632               (835)
        Other assets                                                          1,948                665
        Accounts payable and accrued expenses                                (8,798)            (8,685)
        Income taxes payable                                                    355                 64
        Other liabilities                                                        32                 67
                                                                   -----------------   ----------------

Net cash provided by (used in) continuing operations                         11,319               (553)
Net cash (used in) provided by discontinued operations                         (218)               247
                                                                   -----------------   ----------------

Net cash provided by (used in) operating activities                          11,101               (306)
                                                                   -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                       (360)              (805)
    Investing activities of discontinued operations                                                 23
    Other, net                                                                 (231)                63
                                                                   -----------------   ----------------

Net cash used in investing activities                                          (591)              (719)
                                                                   -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments) borrowings under line of credit agreements             (10,000)             1,500
    Principal payments on loans payable                                        (750)            (1,958)

                                                                   -----------------   ----------------

Net cash (used in) financing activities                                     (10,750)              (458)
                                                                   -----------------   ----------------

Effect of exchange rate on cash                                                  30                (83)
                                                                   -----------------   ----------------

Net change in cash and cash equivalents                                        (210)            (1,566)
Cash and cash equivalents at beginning of period                              5,208              3,048
                                                                   -----------------   ----------------
Cash and cash equivalents at end of period                         $          4,998    $         1,482
                                                                   =================   ================




     See accompanying notes to condensed consolidated financial statements.

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 week periods ended January 20, 2001 and January 22, 2000 are unaudited. Material intercompany accounts and transactions have been eliminated.

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

     The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 week period ended January 20, 2001 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

2.   DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1999 the Company completed the sale of its medical business, Western Medical. Western Medical provided temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and licensed offices.

     Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. In fiscal 1999 the Company recorded an after-tax loss on the discontinued operations of $6,611 or $0.42 per share. In fiscal 2000 the Company recorded additional after-tax losses relating to discontinued operations of $784 or $0.05 per share, primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


     hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

     As of January 20, 2001, the Company has received $1,735 in cash proceeds from the sale of its medical operations with an additional $1,000 due on the balance of the purchase price. The $1,000 balance due, plus interest thereon, is owed to the Company under a guaranteed promissory note which is in default. (See Note 6.)

     Summarized balance sheet data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:





                                                             JANUARY 20,        OCTOBER 28,
                                                                 2001               2000
                                                           ----------------   ----------------
                                                             (Unaudited)


Current assets (primarily receivables)                     $         2,975    $         2,944

Current liabilities                                                   (452)              (639)
Noncurrent liabilities                                                  (1)                (1)
                                                           ----------------   ----------------
Net assets of discontinued operations                      $         2,522    $         2,304
                                                           ================   ================




3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                                                                  12 WEEKS ENDED
                                                                          -------------------------------
                                                                          JANUARY 20,       JANUARY 22,
                                                                             2001              2000
                                                                          -------------    --------------


Net income                                                                $        584     $       2,057
                                                                          -------------    --------------

Denominator for basic earnings per share -
       weighted average shares                                                  15,819            15,876

Effect of dilutive securities:
       Stock options                                                                 1                 4
                                                                          -------------    --------------
Denominator for diluted earnings per share - adjusted
       weighted average shares and assumed conversions                          15,820            15,880
                                                                          =============    ==============

Basic earnings per share                                                  $       0.04     $        0.13
                                                                          =============    ==============
Diluted earnings per share                                                $       0.04     $        0.13
                                                                          =============    ==============

Anti-dilutive weighted shares excluded from diluted
       earnings per share                                                          343               804
                                                                          -------------    --------------





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

4.   COMPREHENSIVE INCOME

     Comprehensive income consists of the following:




                                                                            12 WEEKS ENDED
                                                                    --------------------------------
                                                                     JANUARY 20,       JANUARY 22,
                                                                        2001              2000
                                                                    --------------    --------------


Net income                                                          $         584     $       2,057
Currency translation adjustments                                              616               352

                                                                    --------------    --------------
Comprehensive income                                                $       1,200     $       2,409
                                                                    --------------    --------------



WESTAFF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


5.  OPERATING SEGMENTS




                                                       Domestic         International      Consolidated
                                                    ---------------    ----------------   ----------------


12 WEEKS ENDED JANUARY 20, 2001

Sales of services and license fees                       $ 116,815            $ 18,740          $ 135,555
Operating income from continuing operations              $   1,492            $    171          $   1,663

12 WEEKS ENDED JANUARY 22, 2000

Sales of services and license fees                       $ 124,204            $ 23,259          $ 147,463
Operating income from continuing operations              $   4,034            $    119          $   4,153





6.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Major contingencies are discussed below.

     In August 1999, the Company sold substantially all of the assets of its medical business. (See Note 2.) The $1,000 balance of the purchase price, with interest thereon, is owed to the Company under a guaranteed promissory note. The purchaser has defaulted on the obligation and has demanded arbitration contending, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. The Company has denied all liability and is counterclaiming for the balance of the purchase price and other charges due. The petitioner filed a reply in which it expanded its damages claim. Discovery proceedings were conducted and an arbitration hearing has been held. The arbitrator has taken the case under submission.

     On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles. Included among the defendants named in the case are the Company, all members of its Board of Directors and one of the executive officers. The complaint alleges, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed and an arbitration proceeding is pending.

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

In addition to historical information, this management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding sales, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital resources, medical operations and credit facilities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuation in the economy and financial markets, the Company's ability to expand operations, the demand for temporary workers, the Company's ability to increase the productivity of existing offices, the effectiveness of corporate and field management, the risk of losing key employees, the risks related to franchise and license operations, the effectiveness of the Company's management information systems, the Company's ability to complete the implementation of existing systems and planned new systems, the variability of employee-related costs, the risk of losing customers, the risk associated with controlling operating expenses, the availability of temporary workers, the highly competitive industry, the risk of realizing the remaining medical assets in a timely and cost-effective manner and the risks associated with acquisitions. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of major urban centers ("primary markets"), in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-location programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates through over 350 business services offices in 44 states, the District of Columbia and six foreign countries.

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

DISCONTINUED OPERATIONS

In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly-owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the accompanying Condensed Consolidated Financial Statements and Notes thereto.

During fiscal 1999 the Company completed the sale of the medical business. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable and due from licensee

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


balances. During fiscal 1999 the Company recorded an after-tax loss on the discontinued operations of $6.6 million or $0.42 per share. In fiscal 2000 the Company recorded additional after-tax losses relating to discontinued operations of $784,000 or $0.05 per share, primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

As of January 20, 2001, the Company has received $1.7 million in cash proceeds from the sale of its medical operations with an additional $1.0 million due on the balance of the purchase price. The $1.0 million balance due, plus interest thereon, is owed to the Company under a guaranteed promissory note which is in default. (See Notes to Condensed Consolidated Financial Statements - Note 6.)

The recorded estimated loss on disposal of the medical operations is based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances and estimated costs to be incurred in filing and settling all remaining Medicare cost reports. There can be no assurance that the Company will be able to complete the collection of the remaining Medicare accounts receivable and due from licensee balances on terms and costs similar to those estimated by the Company. Furthermore, there can be assurance that the Company will be successful in collecting the remaining $1.0 million outstanding purchase price balance due on the sale of the medical business. Should the actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

RESULTS OF CONTINUING OPERATIONS

FISCAL QUARTER ENDED JANUARY 20, 2001 COMPARED TO FISCAL QUARTER ENDED JANUARY 22, 2000

SALES OF SERVICES AND LICENSE FEES. Sales of services decreased $11.6 million, or 7.9%, for the fiscal quarter ended January 20, 2001 as compared to the fiscal quarter ended January 22, 2000. Average billing rates per hour increased 3.4% for the fiscal 2001 quarter as compared to the fiscal 2000 quarter, while billed hours declined 11.1%. Same store sales decreased 6.9% for the fiscal quarter ended January 20, 2001 as compared to the fiscal quarter ended January 22, 2000. Sales of services decreased 5.8% for domestic business services and 19.4% for international business services. The current and continuing economic slowdown in the United States has adversely affected domestic sales of services across most geographic regions. The Company is experiencing decreasing demand for temporary staffing services in some sectors of the economy and competitive pressure on pricing is increasing. Depending upon the extent of the economic slowdown, the Company currently estimates that its sales will likely decline through at least the third quarter of fiscal 2001, and possibly beyond. Declines in foreign currency exchange rates from the first quarter of fiscal 2000 as compared to the first quarter of fiscal 2001 have negatively impacted the international results as reported. Excluding the effect of these rate fluctuations, international sales of services declined 6.0% for the quarter ended January 20, 2001

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


as compared to the same period in fiscal 2000. The decrease reflects increasingly downward economic pressures on most of the Company's international operations, which could lead to further declining sales.

License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $270,000, or 35.8%, for the fiscal quarter ended January 20, 2001 as compared to the fiscal quarter ended January 22, 2000. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program and two licensees essentially closed operations. The Company has recently completed an agreement with another of its licensees to purchase the Company's interest in their licensed operations and is expected to record a gain on the sale in the second fiscal quarter of 2001, however further license fee income from this operation will cease. The Company is also currently in negotiations with yet another of its licensees in a similar transaction. Compounding the decrease in license fees is a decrease in sales of services and gross profit generated by the remaining licensees as a result of the domestic economic factors discussed above.

COSTS OF SERVICES. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $8.9 million, or 7.6%, for the fiscal quarter ended January 20, 2001 as compared to the fiscal quarter ended January 22, 2000. Gross margin decreased from 20.6% in the first quarter of fiscal 2000 to 20.2% in the first quarter of fiscal 2001 primarily due to higher workers' compensation costs and lower license fees. The Company will continue its efforts to improve gross margin where feasible; however, exclusive of the effect of decreased license fee income, the Company believes that with increased workers' compensation costs and the current economic slowdown, the opportunities available to increase gross margin have been limited.

Workers' compensation costs were 4.0% of direct labor for the first quarter of fiscal 2001 and 3.4% for the first quarter of fiscal 2000. Although these costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing, recent upward trends in the Company's actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company's workers' compensation accruals for these costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 4.0% to 4.5% of direct labor for the remainder of fiscal 2001, and will be reviewing interim actuarial estimates throughout the remainder of the fiscal year to ensure that accrual rates remain appropriate in light of the Company's loss trends. There can be no assurance that the Company's programs to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

FRANCHISE AGENTS' SHARE OF GROSS PROFIT. Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit was relatively flat for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.7% and 2.5% for the first quarters of fiscal 2001 and fiscal 2000, respectively.

SELLING AND ADMINISTRATIVE EXPENSES (INCLUDING DEPRECIATION AND AMORTIZATION). Selling and administrative expenses decreased $552,000, or 2.4%, for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. While actual selling and administrative costs declined, selling and administrative expenses increased, as a percentage of sales of services and license fees, from 15.3% for the first quarter of fiscal 2000 to 16.3% for the first quarter of fiscal 2001, primarily due to lower sales volumes. The Company is closely monitoring all of its operating expenses in an effort to reduce costs where feasible. Furthermore, the Company is considering a number of cost-containment initiatives, including the closure or consolidation of non-performing offices, to help soften the impact of the slowing economy on its profitability. However, there can be no assurance that material cost savings will be identified or that implemented cost savings will be adequate to maintain operating income levels if the economic slowdown continues or deepens.

INTEREST EXPENSE. Interest expense decreased $17,000, or 2.0%, for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 due to slightly lower average borrowing levels.

PROVISION FOR INCOME TAXES. The provision for income taxes for the first quarter of fiscal 2001 was $390,000 as compared to $1.3 million for the first quarter of fiscal 2000. This decrease was due primarily to the decrease in income before income taxes of $2.4 million. The effective income tax rate was 40.0% for the first quarter of fiscal 2001 and 39.5% for the first quarter of fiscal 2000. The Company currently estimates that the effective income tax rate for fiscal 2001 will be approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financings and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of growth and, in relatively recent years, for management information system initiatives. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing for business services. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter.

Net cash provided by (used in) operating activities was $11.1 million for the 12 weeks ended January 20, 2001 and ($306,000) for the 12 weeks ended January 22, 2000. The increase in cash from operating activities is primarily due to decreases in accounts receivable balances as a result of collections and lower levels of sales for the fiscal 2001 quarter as compared to the fiscal 2000 quarter, partially offset by lower net income and changes in the deferred income tax effects related to the discontinued medical operations. Net cash used in investing activities was $591,000 for the first quarter of fiscal 2001 as compared to $719,000 for the same period in

WESTAFF, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

fiscal 2000. The Company decreased borrowings by a net $10.8 million during the 12 weeks ended January 20, 2001.

The Company has senior secured credit facilities for up to $108.0 million consisting of a $90.0 million five-year revolving line of credit and an $18.0 million six-year term loan. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four-quarter basis. As of January 20, 2001 the Company had $7.4 million available under its revolving credit facility, with no direct advances outstanding and $11.8 million outstanding for letters of credit. The Company has senior secured notes outstanding totaling $30.0 million, payable in equal annual installments beginning in the year 2002. Additionally, effective November 1, 2000, the Company obtained an $11.8 million financial guarantee bond, expiring November 1, 2001, to secure a portion of its workers' compensation premium and deductible obligations.

The Company's debt facilities contain certain financial and other covenants, the most restrictive of which are a minimum fixed charge ratio and a total debt to capitalization ratio. The Company was in compliance with all covenants as of January 20, 2001.

Based on current projections, management believes there is a possibility that the Company may be out of compliance with one of its credit facility's financial covenants in the second quarter of fiscal 2001. The Company has been out of compliance with one or more covenants in the past and has received waivers and amendments with respect to such covenants from its bank group. The Company has initiated discussions with this bank group to modify its current bank agreements and to address potential covenant issues that may arise, and believes that such modifications to the agreement can be completed prior to the end of the second quarter.

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

                  The complaint alleges, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit has been stayed, a demand for arbitration was made and an arbitration proceeding is pending.

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

Item 2.           CHANGES IN SECURITIES

                           Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                           Not applicable.

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Not applicable.

Item 5.           OTHER INFORMATION

                           Not applicable.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits

                                    None.

                           (b)      Reports on Form 8-K

                                    No reports on Form 8-K were filed in or for
                  the 12 week period ended January 20, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WESTAFF, INC.


 March 6, 2001                         /s/ DIRK A. SODESTROM
---------------                       ---------------------------
    Date                                    Dirk A. Sodestrom
                               Senior Vice President and Chief Financial Officer