Form 10-Q
period 2001-04-14
WESTAFF INC
filed 2001-05-29
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

     For the quarterly period ended April 14, 2001

Commission file number 0-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1266151 (I.R.S.employer identification number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT MAY 29, 2001
Common Stock, $.01 par value	15,871,204 shares

WESTAFF, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Westaff, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	April 14, 2001	October 28, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,811	$5,208
Trade accounts receivable, less allowance for doubtful accounts of $1,862 and $1,634	70,380	93,437
Due from licensees	2,833	4,387
Deferred income taxes	7,665	7,453
Net assets of discontinued operations		2,304
Other current assets	7,144	9,310

Total current assets	92,833	122,099
Property, plant and equipment, net	20,411	20,977
Deferred income taxes	4,232	4,108
Intangible assets, net	33,396	34,531
Other long-term assets	2,457	1,357

	$153,329	$183,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings		$10,000
Current portion of loans payable		3,250
Accounts payable and accrued expenses	$37,745	46,704
Income taxes payable	241	378
Net liabilities of discontinued operations	725

Total current liabilities	38,711	60,332
Loans payable	30,000	37,250
Other long-term liabilities	12,174	12,324

Total liabilities	80,885	109,906

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at April 14, 2001 and October 28, 2000	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings	39,516	40,343
Accumulated other comprehensive income	(3,455)	(3,306)

	72,802	73,778
Less treasury stock at cost, 77 shares at April 14, 2001 and 129 shares at October 28, 2000	358	612

Total stockholders' equity	72,444	73,166

	$153,329	$183,072

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 14, 2001	April 15, 2000	April 14, 2001	April 15, 2000
Sales of services	$125,960	$148,549	$261,031	$295,258
License fees	365	808	849	1,562

Total sales of services and license fees	126,325	149,357	261,880	296,820
Costs of services	100,262	117,540	208,397	234,566

Gross profit	26,063	31,817	53,483	62,254
Franchise agents' share of gross profit	3,534	4,012	7,220	7,673
Selling and administrative expenses	19,417	22,005	39,646	42,463
Depreciation and amortization	1,855	2,232	3,697	4,396

Operating income from continuing operations	1,257	3,568	2,920	7,722
Interest expense	614	741	1,397	1,541
Interest income	(215)	(77)	(309)	(124)

Income from continuing operations before income taxes	858	2,904	1,832	6,305
Provision for income taxes	343	1,147	733	2,491

Income from continuing operations	515	1,757	1,099	3,814
Loss on disposal of discontinued operations, net of income taxes	(1,794)		(1,794)

Net income (loss)	$(1,279)	$1,757	$(695)	$3,814

Earnings (loss) per share:
Continuing operations: Basic and diluted	$0.03	$0.11	$0.07	$0.24

Discontinued operations: Basic and diluted	$(0.11)		$(0.11)

Net income: Basic and diluted	$(0.08)	$0.11	$(0.04)	$0.24

Weighted average shares outstanding—basic	15,864	15,918	15,842	15,897

Weigthed average shares outstanding—diluted	15,869	15,924	15,844	15,902

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	24 Weeks Ended
	April 14, 2001	April 15, 2000
Cash flows from operating activities
Net income (loss)	$(695)	$3,814
Adjustments to reconcile net income to net cash from operating activities:
Loss from discontinued operations	1,794
Depreciation	2,589	3,276
Amortization of intangible assets	1,108	1,120
Provision for losses on doubtful accounts	989	980
Gain on sale of assets	(2,043)	(153)
Deferred income taxes	(334)	2,155
Changes in assets and liabilities:
Trade accounts receivable	21,927	5,160
Due from licensees	1,555	(485)
Other assets	3,190	570
Accounts payable and accrued expenses	(8,938)	(4,806)
Income taxes payable	(149)	(36)
Other liabilities	(150)	135

Net cash provided by continuing operations	20,843	11,730
Net cash provided by discontinued operations	1,235	453

Net cash provided by operating activities	22,078	12,183

Cash flows from investing activities
Capital expenditures	(1,947)	(1,588)
Proceeds from sale of assets		430
Investing activities of discontinued operations		31
Other, net	(225)	65

Net cash used in investing activities	(2,172)	(1,062)

Cash flows from financing activities
Net repayments under line of credit agreements	(10,000)	(5,900)
Principal payments on loans payable	(10,500)	(2,708)
Issuance of common stock	122	258
Payment for stock acquisition contingency		(800)

Net cash used in financing activities	(20,378)	(9,150)

Effect of exchange rate on cash	75	68

Net change in cash and cash equivalents	(397)	2,039
Cash and cash equivalents at beginning of period	5,208	3,048

Cash and cash equivalents at end of period	$4,811	$5,087

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands except per share amounts)

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 14, 2001 and April 15, 2000 are unaudited. Material intercompany accounts and transactions have been eliminated.

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

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 24 week periods ended April 14, 2001 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

2.  Discontinued Operations

    During the fourth quarter of fiscal 1999 the Company completed the sale of its medical business, Western Medical, to Intrepid U.S.A., Inc. (Intrepid) under an asset purchase agreement. Western Medical provided temporary health care personnel to serve an array of home care and institutional health care needs, including Medicare patients, through a network of geographically dispersed company-owned, franchise agent and licensed offices.

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

    Through April 14, 2001, the Company had received $1,735 in cash proceeds from the sale of its medical operations with an additional $1,000 due from Intrepid on the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. On March 28, 2001, the arbitrator issued an interim decision in which he stated his intention to award Intrepid $1,085 as a result of these claims, plus arbitration expenses and legal and accounting fees to be determined upon final award. The arbitrator issued a partial final award on May 9, 2001 in favor of Intrepid as the prevailing party that included approximately $425 for such fees and expenses. In addition, the arbitrator denied Intrepid's claim for punitive damages and awarded the Company the $1,000 due on the promissory note, plus interest. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that may be subject to future determination. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1,794, or $0.11 per share, in the fiscal quarter ended April 14, 2001. The after-tax loss includes additional reserves for potential liabilities, Medicare and other contingencies. The recorded loss also includes reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

    Summarized balance sheet data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:

	April 14, 2001	October 28, 2000
	(Unaudited)
Current assets (primarily receivables)	$2,145	$2,944
Current liabilities	(2,869)	(639)
Noncurrent liabilities	(1)	(1)

Net (liabilities) assets of discontinued operations	$(725)	$2,304

3.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	April 14, 2001	April 15, 2000	April 14, 2001	April 15, 2000
Net income (loss)	$(1,279)	$1,757	$(695)	$3,814

Denominator for basic earnings per share—weighted average shares	15,864	15,918	15,842	15,897
Effect of dilutive securities:
Stock options	5	6	2	5

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,869	15,924	15,844	15,902

Basic earnings (loss) per share	$(0.08)	$0.11	$(0.04)	$0.24

Diluted earnings (loss) per share	$(0.08)	$0.11	$(0.04)	$0.24

Anti-dilutive weighted shares excluded from diluted earnings per share	306	791	330	798

    Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive.

4.  Comprehensive Income

    Comprehensive income consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 14, 2001	April 15, 2000	April 14, 2001	April 15, 2000
Net income (loss)	$(1,279)	$1,757	$(695)	$3,814
Currency translation adjustments	(765)	(1,027)	(149)	(675)

Comprehensive income (loss)	$(2,044)	$730	$(844)	$3,139

5.  Operating Segments

	Domestic	International	Consolidated
12 Weeks Ended April 14, 2001
Sales of services and license fees	$107,632	$18,693	$126,325
Operating income from continuing operations	$1,116	$141	$1,257
12 Weeks Ended April 15, 2000
Sales of services and license fees	$126,312	$23,045	$149,357
Operating income from continuing operations	$2,954	$614	$3,568
24 Weeks Ended April 14, 2001
Sales of services and license fees	$224,447	$37,433	$261,880
Operating income from continuing operations	$2,607	$313	$2,920
24 Weeks Ended April 15, 2000
Sales of services and license fees	$250,516	$46,304	$296,820
Operating income from continuing operations	$6,989	$733	$7,722

6.  Commitments and Contingencies

    The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits in which the Company is a defendant. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

    On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed and an arbitration proceeding is pending. The arbitration hearing has been set for the week of December 3, 2001. The Company believes the claim to be without merit and that the outcome of the arbitration will not have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance that the Company will successfully defend or prevail in this arbitration proceeding.

7.  Subsequent Event

    On May 1, 2001, the Company announced the appointment of Tom D. Seip as President and Chief Executive Officer. As a result of the appointment, W. Robert Stover relinquished his position as interim President and Chief Executive Officer, but retains his position as Chairman of the Board of Directors. Effective as of the first day of Mr. Seip's employment, the Company's Board of Directors awarded him incentive and nonqualified stock options to purchase an aggregate of 1,000 shares of the Company's common stock with an exercise price equal to the fair market value on the date of the grant. The options have varying vesting schedules. Concurrent with the option grants the Board of Directors approved an amendment and restatement of the Company's 1996 Stock Option/Stock Issuance Plan, subject to stockholder approval, to increase the number of shares reserved for issuance under the plan by 1,000 shares and to increase the maximum number of shares, stock appreciation rights and direct stock issuances which may be granted to an individual in any calendar year from 500 to 1,000 shares. The proposed amendment and restatement was passed by a majority of the Company's stockholders at the May 23, 2001 annual stockholders' meeting.

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

    The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuation in the economy and financial markets, the Company's ability to expand operations, the demand for temporary workers, the Company's ability to increase the productivity of existing offices, the effectiveness of management, the risk of losing key employees, the risks related to franchise and license operations, the effectiveness of the Company's management information systems, the Company's ability to complete the implementation of existing systems and planned new systems, the variability of employee-related costs, the risk of losing customers, the risk associated with controlling operating expenses, the availability of temporary workers, the highly competitive industry, the risk of realizing the remaining medical assets in a timely and cost-effective manner and the risks associated with acquisitions. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. Risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

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

Recent Developments

    On May 1, 2001, the Company announced the appointment of Tom D. Seip as President and Chief Executive Officer. As a result of the appointment, W. Robert Stover relinquished his position as interim President and Chief Executive Officer, but retains his position as Chairman of the Board of Directors. Effective as of the first day of Mr. Seip's employment, the Company's Board of Directors awarded him incentive and nonqualified stock options to purchase an aggregate of 1,000,000 shares of the Company's common stock with an exercise price equal to the fair market value on the date of the grant. The options have varying vesting schedules. Concurrent with the option grants the Board of Directors approved an amendment and restatement of the Company's 1996 Stock Option/Stock Issuance Plan, subject to stockholder approval, to increase the number of shares reserved for issuance under the plan by 1,000,000 shares and to increase the maximum number of shares, stock appreciation rights and direct stock issuances which may be granted to an individual in any calendar year from 500,000 to 1,000,000 shares. The proposed amendment and restatement was passed by a majority of the Company's stockholders at the May 23, 2001 annual stockholders' meeting.

Discontinued Operations

    In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly-owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets(liabilities) of the discontinued operations in the accompanying Condensed Consolidated Financial Statements and Notes thereto.

    During fiscal 1999 the Company completed the sale of substantially all of the assets of the medical business to Intrepid U.S.A., Inc. (Intrepid) under an asset purchase agreement. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable and due from licensee balances. During fiscal 1999 the Company recorded an after-tax loss on the discontinued operations of $6.6 million or $0.42 per share. In fiscal 2000 the Company recorded additional after-tax losses relating to discontinued operations of $784,000 or $0.05 per share, primarily due to lower than expected settlements of Medicare cost reports.

    Through April 14, 2001, the Company had received $1.7 million in cash proceeds from the sale of its medical operations with an additional $1.0 million due from Intrepid on the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. On March 28, 2001, the arbitrator issued an interim decision in which he stated his intention to award Intrepid $1.1 million as a result of these claims, plus arbitration expenses and legal and accounting fees to be determined upon final award. The arbitrator issued a partial final award on May 9, 2001 in favor of Intrepid as the prevailing party that included approximately $425,000 for such fees and expenses. In addition, the arbitrator denied Intrepid's claim for punitive damages and awarded the Company the $1.0 million due on the promissory note, plus interest. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that may be subject to future determination. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1.8 million, or $0.11 per share, in the fiscal quarter ended April 14, 2001. The after-tax loss includes additional reserves for potential liabilities, Medicare and other contingencies. The recorded loss also includes reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

    Recorded estimated losses on the disposal of the medical operations are based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances, estimated costs to be incurred in filing and settling all remaining Medicare cost reports and other estimated legal and incidental costs. Should actual costs incurred differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods. Currently, the Company believes it has adequately reserved for the reasonable outcome of future events; however, there can be no assurance these reserves are sufficient pending the actual outcome of these events.

Results of Continuing Operations

Fiscal Quarter Ended April 14, 2001 compared to Fiscal Quarter Ended April 15, 2000

    Sales of Services.  Sales of services decreased $22.6 million, or 15.2%, for the fiscal quarter ended April 14, 2001 as compared to the fiscal quarter ended April 15, 2000. Average billing rates per hour increased 3.9% for the fiscal 2001 quarter as compared to the fiscal 2000 quarter, while billed hours declined 18.5%. Sales of services decreased 14.5% for domestic business services and 18.9% for international business services. The continuing economic slowdown in the United States has adversely affected domestic sales of services across the majority of the Company's geographic regions, as demand for both temporary staffing services and permanent placements has decreased. Additionally, the Company is facing strong competitive pressures on pricing across most geographic regions. Contingent upon the duration and extent of these factors, the Company currently estimates that its sales decline will continue through at least the remainder of fiscal 2001, and possibly beyond. Lower foreign currency exchange rates in the fiscal 2001 period as compared to the fiscal 2000 period, have negatively impacted the international results as reported. Excluding the effect of these rate fluctuations, international sales of services declined 6.7% for the quarter ended April 14, 2001 as compared to the fiscal 2000 quarter. The decrease reflects global economic pressures which have impacted the majority of the Company's international operations, and which could lead to continued declining sales in future periods.

    License Fees.  License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $443,000 or 54.8%, for the fiscal quarter ended April 14, 2001 as compared to the fiscal quarter ended April 15, 2000. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program and two licensees essentially closed operations. In the current fiscal quarter, two licensees purchased the Company's interest in their licensed operations and therefore further license fee income from these operations will cease. The Company recorded one-time pre-tax gains on these sales transactions of $2.1 million. Compounding the decrease in license fees is a decrease in sales of services and gross profit generated by the remaining licensees as a result of the domestic economic factors discussed above. Currently, the Company has four licensees and consequently expects license fee revenue to significantly decline on a quarterly comparable basis for the remainder of fiscal 2001 as the Company currently does not anticipate actively pursuing new entrants to the license program.

    Costs of Services.  Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $17.3 million, or 14.7%, for the fiscal quarter ended April 14, 2001 as compared to the fiscal quarter ended April 15, 2000. Gross margin decreased from 21.3% in the second quarter of fiscal 2000 to 20.6% in the second quarter of fiscal 2001 primarily due to higher workers' compensation costs, lower license fees and the competitive pressures on pricing noted above. The Company will continue its efforts to improve gross margin where feasible; however, believes that with increased workers' compensation costs, the current economic slowdown and competitive pressures on pricing, the opportunities available to increase gross margin continue to be limited.

    Workers' compensation costs were 4.2% of direct labor for the second quarter of fiscal 2001 and 3.4% for the second quarter of fiscal 2000. Although these costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing, recent upward trends in the Company's actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company's workers' compensation accruals for these costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 4.0% to 4.5% of direct labor for the remainder of fiscal 2001, and will continue to review actuarial estimates throughout the remainder of the fiscal year to ensure accrual rates remain appropriate in light of the Company's loss trends. However, there can be no assurance that the Company's programs to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

    Franchise Agents' Share of Gross Profit.  Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit was $3.5 million for the second quarter of fiscal 2001 as compared to $4.0 million for the second quarter of fiscal 2000, reflecting a decrease in sales of services and gross profit attributable to franchise agents' operations. Due to the previously-mentioned factors affecting domestic sales, the Company expects this decrease to continue on a quarter-comparable basis for the remainder of fiscal 2001. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.8% and 2.7% for the second quarters of fiscal 2001 and fiscal 2000, respectively.

    Selling and Administrative Expenses Including Depreciation and Amortization.  Selling and administrative expenses decreased $3.0 million, or 12.2%, for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. While actual selling and administrative costs declined, selling and administrative expenses increased as a percentage of sales of services and license fees, from 16.2% for the second quarter of fiscal 2000 to 16.8% for the second quarter of fiscal 2001, primarily due to decreases in sales volumes outpacing reductions in selling and administrative expenditures. As noted above, two licensees purchased the Company's interest in their operations during the second quarter of fiscal 2001. The $2.1 million one-time gain on sale of these operations is reflected in selling and administrative expenses. Additionally, selling and administrative expenses for the second quarter of fiscal 2000 includes a $638,000 pre-tax charge as a result of the Company's March 2000 terminated recapitalization transaction.

    The Company is closely monitoring all of its operating expenses in an effort to reduce costs where possible, and has implemented a number of cost-containment initiatives, including the closure or consolidation of non-performing offices and staff reductions, where feasible, to help reduce the impact of the sales decline on its profitability. However, there can be no assurance that material cost savings which have been, or will be, identified or implemented will be adequate to maintain favorable operating income levels in future periods.

    Interest Expense.  Interest expense decreased $127,000, or 17.1%, for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 due to lower debt levels under the Company's senior secured credit facilities.

    Provision for Income Taxes.  The provision for income taxes for the second quarter of fiscal 2001 was $343,000 as compared to $1.1 million for the second quarter of fiscal 2000. This decrease was due primarily to the decrease in income from continuing operations before income taxes of $2.0 million. The effective income tax rate was 40.0% for the second quarter of fiscal 2001 and 39.5% for the second quarter of fiscal 2000. The Company currently estimates that the effective income tax rate for fiscal 2001 will be approximately 40.0%.

24 Week Period Ended April 14, 2001 compared to 24 Week Period Ended April 15, 2000

    Sales of Services.  Sales of services decreased $34.2 million, or 11.6%, for the 24 weeks ended April 14, 2001 as compared to the same period in fiscal 2000. The decrease resulted from a 14.8% decrease in billed hours partially offset by a 3.5% increase in average billing rates per hour. Sales of services decreased 10.2% for domestic business services and 19.2% for international business services. Excluding the effect of foreign currency rate fluctuations, sales of services decreased 6.4% for international business services. The decrease in sales of services for the 24 week period ended April 14, 2001 as compared to the fiscal 2000 period is reflective of all the economic factors noted above in the quarterly discussion.

    License Fees.  License fees decreased $713,000 or 45.6%, for the 24 week period ended April 14, 2001 as compared to the 24 week period ended April 15, 2000. As noted above in the quarterly discussion, the number of licensed operations has decreased and the Company currently does not anticipate actively promoting the license program.

    Costs of Services.  Costs of services decreased $26.2 million, or 11.2%, for the 24 week period ended April 14, 2001 as compared to the same period in fiscal 2000. Gross margin decreased from 21.0% in the fiscal 2000 period to 20.4% for the same period in fiscal 2001 due to a combination of pricing pressures caused by the slowing economy, higher workers' compensation rates and lower license fees. Workers' compensation costs were 4.1% of payroll for the 24 week period ended April 14, 2001 and 3.4% for the 24 week period ended April 15, 2000.

    Franchise Agents' Share of Gross Profit.  Franchise agents' share of gross profit decreased $453,000 or 5.9% for the 24 weeks ended April 14, 2001 as compared to the 24 weeks ended April 15, 2000, due to the sales declines noted above in the quarterly discussion. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.6% during the fiscal 2000 period to 2.8% for the fiscal 2001 period due to the change in relative mix of sales of services from company-owned, franchise and international business services.

    Selling and Administrative Expenses Including Depreciation and Amortization.  Selling and administrative expenses decreased $3.5 million, or 7.5%, for the 24 weeks ended April 14, 2001 as compared to the 24 weeks ended April 15, 2000. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.8% for the fiscal 2000 period to 16.6% for the fiscal 2001 period, primarily due to decreases in sales volumes outpacing reductions in selling and administrative expenses.

    Interest Expense.  Interest expense decreased $144,000, or 9.3%, for the 24 weeks ended April 14, 2001 as compared to the 24 weeks ended April 15, 2000. As a result of the Company's reduction in debt levels, interest expense for the remainder of fiscal 2001 is expected to be lower than the comparable fiscal 2000 period.

    Provision for Income Taxes.  The provision for income taxes was $733,000 for the fiscal 2001 period as compared to $2.5 million for the same period in fiscal 2000, reflecting a decrease in pre-tax income from continuing operations of $4.5 million. The effective income tax rate for the 24 weeks ended April 14, 2001 was 40.0% as compared to 39.5% for the same period in fiscal 2000.

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

    Net cash provided by operating activities was $22.1 million for the 24 weeks ended April 14, 2001 and $12.2 million for the 24 weeks ended April 15, 2000. The increase in cash from operating activities is primarily due to decreases in accounts receivable balances as a result of collections and lower levels of sales for the fiscal 2001 period as compared to the fiscal 2000 period, partially offset by lower net income, decreases in accounts payable and accrued expense balances, changes in the deferred income tax effects related to the discontinued medical operations and the gain recorded on the sale of the Company's investment in two licensees operations.

    Net cash used in investing activities was $2.2 million for the 24 weeks ended April 14, 2001 as compared to $1.1 million for the same period in fiscal 2000. Net cash used in investing activities for both comparable periods was primarily expended on management information systems capital expenditures.

    The Company reduced borrowings by a net $20.5 million during the 24 weeks ended April 14, 2001. The Company's ability to reduce its debt levels is primarily attributable to net cash provided by operating activities. The Company's senior secured credit facilities now consist of a $90.0 million five-year revolving line of credit after having repaid a six-year term loan in the amount of $10.0 million. Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. The EBITDA formula is calculated on a rolling four-quarter basis. As of April 14, 2001 the Company had $1.1 million available under its revolving credit facility, with no direct advances outstanding and $11.8 million outstanding for letters of credit. This represents a reduction of $6.3 million as compared to the amount available on January 20, 2001. The reduction in the revolving credit availability is a combination of the current fiscal period's loss on discontinued operations and lower operating income levels. The Company has senior secured notes outstanding totaling $30.0 million, payable in equal annual installments beginning in the year 2002. Additionally, effective November 1, 2000, the Company obtained an $11.8 million financial guarantee bond, expiring November 1, 2001, to secure a portion of its workers' compensation premium and deductible obligations.

    The Company's debt facilities contain certain financial and other covenants, the most restrictive of which are a minimum fixed charge ratio and a total debt to capitalization ratio. The Company was in compliance with all covenants as of April 14, 2001.

    Due to the loss on discontinued operations recorded in the fiscal quarter ended April 14, 2001 and the potential for continued negative impact of current economic conditions on the Company's third quarter fiscal 2001 results of operations, management believes that the Company may be out of compliance with one of its senior secured notes financial covenants for the third quarter of fiscal 2001. Management has contacted the Company's senior secured note lenders for the purpose of obtaining waivers or amendments before the end of the third quarter, if necessary, and will be discussing this matter further with those lenders. Management believes that such waivers or amendments can be obtained. However, there can be no assurance that such waivers or amendments will be obtained or completed by then.

    The Company believes that cash from operations and the Company's available borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

Part II. Other Information

Item 1. Legal Proceedings

    On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case are Westaff, Inc., W. Robert Stover, Michael K. Phippen, Paul A. Norberg, Jack D. Samuelson, Gilbert L. Sheffield, Mike Ehresman and Does 1-10.

    The complaint alleges, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit has been stayed, a demand for arbitration was made and an arbitration proceeding is pending. Written discovery has commenced. A preliminary hearing conference call with the arbitrators was held on May 21, 2001. The arbitration hearing has been set for the week of December 3, 2001.

    On or about August 18, 2000, Intrepid U.S.A., Inc. filed a demand for arbitration with the American Arbitration Association in San Francisco, California. The defendants named in the demand are Westaff (USA), Inc., Western Medical Services, Inc. and two other subsidiary corporations that were involved in the operation of the Company's medical business.

    The demand alleges, among other things, that the defendants made misrepresentations and otherwise breached the asset purchase agreement for the sale of substantially all the assets of the Company's medical business. The defendants filed an answering statement, counterclaim and demand against guarantors, denying all liability and seeking payment for the accelerated $1.0 million balance of the purchase price and other charges due to the Company. The petitioner filed a reply in which it expanded its damages claim. Discovery proceedings were conducted and an arbitration hearing was held. The arbitrator issued an interim award dated March 28, 2001 and a partial final award dated May 9, 2001. The arbitrator denied all claims not expressly granted or otherwise reserved for future determination.

    The arbitrator found that the Company is entitled to payment by the claimant of the principal and interest due under and pursuant to the terms of the promissory note for the $1.0 million balance of the purchase price. The Company has been paid for the first principal installment of $500,000, interest is paid current and the remaining principal installment of $500,000 is due on the second anniversary of the closing date in August 2001.

    The arbitrator awarded the claimant the sum of $1,085,375 as damages for certain alleged breaches by the Company of the asset purchase agreement. He found that the claimant, as the prevailing party, was entitled to the costs of the arbitration proceeding, including attorneys' fees, accounting expenses, administrative fees and expenses that amounted to approximately $425,000.

    The Company has paid the amounts awarded to the claimant pursuant to the award in full, except for certain indemnity claims reserved for future determination as to which the arbitrator has retained jurisdiction. The indemnity claims relate to pending litigation and arbitration matters brought against the claimant by two former licensees of the Company's medical subsidiary.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  None.

  (b)
  Reports on Form 8-K

No reports were filed in or for the twelve-week period ended April 14, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
May 29, 2001	/s/ Dirk A. Sodestrom

Date	Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
  Part I. Financial Information
  Item 1. Financial Statements
Westaff, Inc. Condensed Consolidated Balance Sheets (Amounts in thousands except per share amounts)
Westaff, Inc. Condensed Consolidated Statements of Operations (Unaudited) (Amounts in thousands except per share amounts)
Westaff, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (Amounts in thousands)
Westaff, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) (Amounts in thousands except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures