Form 10-Q
period 2001-07-07
WESTAFF INC
filed 2001-08-21
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended July 7, 2001

Commission file number 0-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1266151 (I.R.S. employer identification number)

301 Lennon Lane
Walnut Creek, California 94598-2453
(925) 930-5300
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 21, 2001
Common Stock, $.01 par value	15,913,656 shares

WESTAFF, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	July 7, 2001	October 28, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,466	$5,208
Trade accounts receivable, less allowance for doubtful accounts of $1,793 and $1,634	70,454	93,437
Due from licensees	1,729	4,387
Deferred income taxes	7,651	7,453
Net assets of discontinued operations	336	2,304
Other current assets	6,966	9,310

Total current assets	93,602	122,099
Property, plant and equipment, net	20,245	20,977
Deferred income taxes	4,254	4,108
Intangible assets, net	32,872	34,531
Other long-term assets	2,103	1,357

	$153,076	$183,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$600	$10,000
Current portion of loans payable	4,286	3,250
Accounts payable and accrued expenses	37,677	46,704
Income taxes payable	298	378

Total current liabilities	42,861	60,332
Loans payable	25,714	37,250
Other long-term liabilities	12,032	12,324

Total liabilities	80,607	109,906

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at July 7, 2001 and October 28, 2000	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings	39,700	40,343
Accumulated other comprehensive income	(3,614)	(3,306)

	72,827	73,778
Less treasury stock at cost, 77 shares at July 7, 2001 and 129 shares at October 28, 2000	358	612

Total stockholders' equity	72,469	73,166

	$153,076	$183,072

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share amounts)

	12 Weeks Ended		36 Weeks Ended
	July 7, 2001	July 8, 2000	July 7, 2001	July 8, 2000
Sales of services	$123,123	149,139	$384,154	444,397
License fees	191	740	1,040	2,302

Total sales of services and license fees	123,314	149,879	385,194	446,699
Costs of services	97,987	118,926	306,384	353,492

Gross profit	25,327	30,953	78,810	93,207
Franchise agents' share of gross profit	3,975	4,091	11,195	11,764
Selling and administrative expenses	19,028	24,051	58,674	66,514
Depreciation and amortization	1,778	1,810	5,475	6,207

Operating income from continuing operations	546	1,001	3,466	8,722
Interest expense	470	602	1,867	2,142
Interest income	(230)	(90)	(539)	(213)

Income from continuing operations before income taxes	306	489	2,138	6,793
Provision for income taxes	122	193	855	2,683

Income from continuing operations	184	296	1,283	4,110
Loss on disposal of discontinued operations, net of income taxes			(1,794)

Net income (loss)	$184	$296	$(511)	$4,110

Basic and diluted earnings (loss) per share:
Continuing operations	$0.01	$0.02	$0.08	$0.26

Discontinued operations			$(0.11)

Net income	$0.01	$0.02	$(0.03)	$0.26

Weighted average shares outstanding—basic	15,871	15,829	15,852	15,874

Weigthed average shares outstanding—diluted	16,043	15,829	15,895	15,876

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	36 Weeks Ended
	July 7, 2001	July 8, 2000
Cash flows from operating activities
Net income (loss)	$(511)	$4,110
Adjustments to reconcile net income to net cash from operating activities:
Loss from discontinued operations	1,794
Depreciation	3,847	4,533
Amortization of intangible assets	1,628	1,674
Provision for losses on doubtful accounts	1,156	2,972
Income from sale of licensed operations	(2,069)
Loss (gain) on disposal of assets	62	(250)
Deferred income taxes	(341)	2,311
Changes in assets and liabilities:
Trade accounts receivable	21,426	3,630
Due from licensees	2,658	(266)
Other assets	3,540	1,607
Accounts payable and accrued expenses	(8,791)	(7,481)
Income taxes payable	(92)	70
Other liabilities	(274)	97

Net cash provided by continuing operations	24,033	13,007
Net cash provided by discontinued operations	174	1,159

Net cash provided by operating activities	24,207	14,166

Cash flows from investing activities
Capital expenditures	(3,120)	(2,648)
Proceeds from sale of assets		1,039
Proceeds from sale of licensed operations	292
Investing activities of discontinued operations		31
Other, net	(349)	93

Net cash used in investing activities	(3,177)	(1,485)

Cash flows from financing activies
Net repayments under line of credit agreements	(9,400)	(3,700)
Principal payments on loans payable	(10,500)	(3,458)
Issuance of common stock	122	258
Repurchase of common stock		(712)
Payment for stock acquisition contingency		(800)

Net cash used in financing activities	(19,778)	(8,412)

Effect of exchange rate on cash	6	(56)

Net change in cash and cash equivalents	1,258	4,213
Cash and cash equivalents at beginning of period	5,208	3,048

Cash and cash equivalents at end of period	$6,466	$7,261

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands except per share amounts)

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 7, 2001 and July 8, 2000 are unaudited. Material intercompany accounts and transactions have been eliminated.

    In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary. As a result of this decision, the remaining medical operations are classified as discontinued operations and presented as such in these Condensed Consolidated Financial Statements and notes thereto.

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

    The Company's fiscal year is a fifty-two or fifty-three week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise twelve weeks each while the fourth fiscal quarter consists of sixteen or seventeen weeks. The results of operations for the 12 and 36 week periods ended July 7, 2001 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

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

    Through the second quarter of fiscal 2001, the Company had received $1,735 in cash proceeds from the sale of its medical operations with an additional $1,000 due from Intrepid on the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. On March 28, 2001, the arbitrator issued an interim decision in which he stated his intention to award Intrepid $1,085 mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees to be determined upon final award. The arbitrator issued a partial final award on May 9, 2001 that included approximately $425 for such fees and expenses. In addition, the arbitrator did not find fraud and denied Intrepid's claim for punitive damages. The Company was awarded the $1,000 due on the promissory note, plus interest. The Company has been paid for the first principal installment of $500. The remaining principal installment of $500 which was due on the second anniversary of the closing date in August 2001 has not yet been remitted. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that may be subject to future determination. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1,794, or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included additional reserves for potential liabilities, Medicare and other contingencies, as well as reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

    Summarized balance sheet data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:

	July 7, 2001	October 28, 2000
	(Unaudited)
Current assets (primarily receivables)	$1,776	$2,944
Current liabilities	(1,439)	(639)
Noncurrent liabilities	(1)	(1)

Net assets of discontinued operations	$336	$2,304

3.  Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives no longer be amortized, but instead be evaluated for impairment upon initial adoption of the Statement, and at least annually thereafter, with impaired assets written down to fair value. Intangible assets with finite useful lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

    The Company does not expect the adoption of SFAS No. 141 to have a material effect on its financial position or results of operations. The Company is currently assessing the impact of adopting SFAS 142, but has not yet determined the effect, if any, on its financial position and results of operations. Although goodwill amortization expense of approximately $1,400 could cease, the Company will be required to evaluate the viability of the recorded goodwill under the new standards. As a result of this evaluation, it is possible than an impairment charge could be recorded.

4.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	July 7, 2001	July 8, 2000	July 7, 2001	July 8, 2000
Income from continuing operations	$184	$296	$1,283	$4,110

Denominator for basic earnings per share—weighted average shares	15,871	15,829	15,852	15,874
Effect of dilutive securities:
Stock options	172		43	2

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	16,043	15,829	15,895	15,876

Basic earnings per share	$0.01	$0.02	$0.08	$0.26

Diluted earnings per share	$0.01	$0.02	$0.08	$0.26

Anti-dilutive weighted shares excluded from diluted earnings per share	223	627	291	732

    Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive.

5.  Comprehensive Income

    Comprehensive income consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 7, 2001	July 8, 2000	July 7, 2001	July 8, 2000
Net income (loss)	$184	$296	$(511)	$4,110
Currency translation adjustments	(159)	(397)	(308)	(1,071)

Comprehensive income (loss)	$25	$(101)	$(819)	$3,039

6.  Stock Option/Stock Issuance Plan

    On May 1, 2001, the Company announced the appointment of Tom D. Seip as President and Chief Executive Officer. As a result of the appointment, W. Robert Stover relinquished his position as interim President and Chief Executive Officer, but retained his position as Chairman of the Board of Directors. Effective as of the first day of Mr. Seip's employment, the Company's Board of Directors awarded him incentive and nonqualified stock options to purchase an aggregate of 1,000 shares of the Company's common stock with an exercise price equal to the fair market value on the date of the grant. The options have varying vesting schedules. Concurrent with the option grants, the Board of Directors approved an amendment and restatement of the Company's 1996 Stock Option/Stock Issuance Plan, subject to stockholder approval, to increase the number of shares reserved for issuance under the plan by 1,000 shares and to increase the maximum number of shares, stock appreciation rights and direct stock issuances which may be granted to an individual in any calendar year from 500 to 1,000 shares. The proposed amendment and restatement was approved by a majority of the Company's stockholders at the May 23, 2001 annual stockholders' meeting.

7.  Loans Payable

    The Company's senior secured notes contain covenants which, among other things, require the Company to maintain certain financial ratios. At July 7, 2001 the Company was out of compliance with one of these covenants. The Company has received a waiver from its senior secured note holders with respect to this covenant.

8.  Operating Segments

	Domestic	International	Consolidated
12 Weeks Ended July 7, 2001
Sales of services and license fees	$103,999	$19,315	$123,314
Operating income from continuing operations	$527	$19	$546
12 Weeks Ended July 8, 2000
Sales of services and license fees	$128,260	$21,619	$149,879
Operating income from continuing operations	$664	$337	$1,001
36 Weeks Ended July 7, 2001
Sales of services and license fees	$328,446	$56,748	$385,194
Operating income from continuing operations	$3,136	$330	$3,466
36 Weeks Ended July 8, 2000
Sales of services and license fees	$378,776	$67,923	$446,699
Operating income from continuing operations	$7,651	$1,071	$8,722

9.  Commitments and Contingencies

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

    The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuation in the economy and financial markets, the Company's ability to expand operations, the demand for temporary workers, the Company's ability to increase the productivity of existing offices, the effectiveness of management, the risk of losing key employees, the risks related to franchise and license operations, the effectiveness of the Company's management information systems, the Company's ability to complete the implementation of existing systems and planned new systems, the variability of employee-related costs, the risk of losing customers, the risk associated with controlling operating expenses, the availability of temporary workers, financing risks, employer liability risks, the highly competitive industry, the risk of realizing the remaining medical assets in a timely and cost-effective manner, the risks associated with acquisitions and risks associated with the Euro currency. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. Risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

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

Recent Developments

    On May 1, 2001, the Company announced the appointment of Tom D. Seip as President and Chief Executive Officer. As a result of the appointment, W. Robert Stover relinquished his position as interim President and Chief Executive Officer, but retained his position as Chairman of the Board of Directors. Effective as of the first day of Mr. Seip's employment, the Company's Board of Directors awarded him incentive and nonqualified stock options to purchase an aggregate of 1,000,000 shares of the Company's common stock with an exercise price equal to the fair market value on the date of the grant. The options have varying vesting schedules. Concurrent with the option grants, the Board of Directors approved an amendment and restatement of the Company's 1996 Stock Option/Stock Issuance Plan, subject to stockholder approval, to increase the number of shares reserved for issuance under the plan by 1,000,000 shares and to increase the maximum number of shares, stock appreciation rights and direct stock issuances which may be granted to an individual in any calendar year from 500,000 to 1,000,000 shares. The proposed amendment and restatement was approved by a majority of the Company's stockholders at the May 23, 2001 annual stockholders' meeting.

Discontinued Operations

    In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly-owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its remaining medical operations as discontinued operations and, accordingly, has segregated the net assets of the discontinued operations in the accompanying Condensed Consolidated Financial Statements and Notes thereto.

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

    Through the second quarter of fiscal 2001, the Company had received $1.7 million in cash proceeds from the sale of its medical operations with an additional $1.0 million due from Intrepid on the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. On March 28, 2001, the arbitrator issued an interim decision in which he stated his intention to award Intrepid $1.1 million mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees to be determined upon final award. The arbitrator issued a partial final award on May 9, 2001 that included approximately $425,000 for such fees and expenses. In addition, the arbitrator did not find fraud and denied Intrepid's claim for punitive damages. The Company was awarded the $1.0 million due on the promissory note, plus interest. The Company has been paid for the first principal installment of $500,000. The remaining principal installment of $500,000 which was due on the second anniversary of the closing date in August 2001 has not yet been remitted. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that may be subject to future determination. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1.8 million, or $0.11 per share, in the fiscal quarter ended April 14, 2001. The after-tax loss included additional reserves for potential liabilities, Medicare and other contingencies, as well as reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

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

Results of Continuing Operations

Fiscal Quarter Ended July 7, 2001 compared to Fiscal Quarter Ended July 8, 2000

    Sales of Services.  Sales of services decreased $26.0 million, or 17.4%, for the fiscal quarter ended July 7, 2001 as compared to the fiscal quarter ended July 8, 2000. Average billing rates per hour increased 3.9% for the fiscal 2001 quarter as compared to the fiscal 2000 quarter, while billed hours declined 21.1%. Sales of services decreased 18.6% for domestic business services and 10.7% for international business services. Economic conditions in the United States continue to adversely affect domestic sales of services across the majority of the Company's geographic regions, with decreasing demand for staffing services and strong competitive pressures on pricing. Contingent upon the duration and extent of the economic slowdown, the Company currently estimates that its sales decline will continue through at least the remainder of fiscal 2001, and possibly beyond. Unfavorable currency translation rates continue to impact international sales of services as reported. Excluding the effect of these rate fluctuations, international sales of services declined 1.2% for the quarter ended July 7, 2001 as compared to the fiscal 2000 quarter.

    License Fees.  License fees are charged to licensed offices based either on a percentage of sales or of gross profit generated by the licensed offices. License fees decreased $549,000 or 74.2%, for the fiscal quarter ended July 7, 2001 as compared to the fiscal quarter ended July 8, 2000. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program and two licensees closed operations. In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. Currently, the Company has four remaining licensees and consequently expects license fee revenue to significantly decline on a quarterly comparable basis for the remainder of fiscal 2001 and the first two quarters of fiscal 2002. The Company currently does not anticipate actively pursuing new entrants to the license program.

    Costs of Services.  Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $20.9 million, or 17.6%, for the fiscal quarter ended July 7, 2001 as compared to the fiscal quarter ended July 8, 2000. Gross margin decreased from 20.7% in the third quarter of fiscal 2000 to 20.5% in the third quarter of fiscal 2001 primarily due to lower license fees. The Company will continue its efforts to improve gross margin where feasible; however, with the current economic slowdown and competitive pressures on pricing, the opportunities available to increase gross margin continue to be limited.

    Workers' compensation costs were 3.7% of direct labor for the third quarter of fiscal 2001 and 3.6% for the third quarter of fiscal 2000. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing, and recent upward trends in the Company's actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company's workers' compensation accruals for these costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 3.5% to 4.5% of direct labor for the remainder of fiscal 2001. The Company continues to monitor accrual rates to ensure that they remain appropriate in light of loss trends; however, there can be no assurance that the Company's programs to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

    Franchise Agents' Share of Gross Profit.  Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit was $4.0 million for the third quarter of fiscal 2001 as compared to $4.1 million for the third quarter of fiscal 2000. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 3.2% and 2.7% for the third quarters of fiscal 2001 and fiscal 2000, respectively, reflecting a change in the relative mix of sales of services from company-owned, franchise and international business services.

    Selling and Administrative Expenses Including Depreciation and Amortization.  Selling and administrative expenses decreased $5.1 million, or 19.5%, for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. As a percentage of sales of services and license fees, selling and administrative expenses decreased from 17.3% for the third quarter of fiscal 2000 to 16.9% for the third quarter of fiscal 2001. Selling and administrative expenses for the third quarter of fiscal 2000 include $1.3 million in pre-tax charges as a result of the Company's March 2000 terminated recapitalization transaction. Absent these charges, the fiscal 2000 quarter selling and administrative expense would have been 16.4% of sales of services and license fees. The resulting 0.5% relative increase in the current fiscal quarter is primarily the result of declining sales outpacing the extent that the Company reduced selling and administrative expenditures.

    The Company is closely monitoring all of its operating expenses in an on-going effort to reduce costs where possible, and has implemented a number of cost-containment initiatives, including the closure or consolidation of non-performing offices and staff reductions, to reduce the impact of the sales decline on its profitability. However, there can be no assurance that material cost savings which have been, or will be, identified or implemented will be adequate to improve operating income levels in future periods.

    Interest Expense.  Interest expense decreased $132,000, or 21.9%, for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 due to lower debt levels under the Company's senior secured credit facilities.

    Provision for Income Taxes.  The provision for income taxes for the third quarter of fiscal 2001 was $122,000 as compared to $193,000 for the third quarter of fiscal 2000. This decrease was due primarily to the decrease in income from continuing operations before income taxes of $183,000. The effective income tax rate was 40.0% for the third quarter of fiscal 2001 and 39.5% for the third quarter of fiscal 2000.

36 Week Period Ended July 7, 2001 compared to 36 Week Period Ended July 8, 2000

    Sales of Services.  Sales of services decreased $60.2 million, or 13.6%, for the 36 weeks ended July 7, 2001 as compared to the same period in fiscal 2000. The decrease resulted from a 16.9% decrease in billed hours partially offset by a 4.6% increase in average billing rates per hour. Sales of services decreased 13.0% for domestic business services and 16.5% for international business services. Excluding the effect of foreign currency rate fluctuations, sales of services decreased 4.6% for international business services. The decrease in sales of services for the 36 week period ended July 7, 2001 as compared to the fiscal 2000 period is reflective of the economic factors noted above in the quarterly discussion.

    License Fees.  License fees decreased $1.3 million or 54.8%, for the 36 week period ended July 7, 2001 as compared to the 36 week period ended July 8, 2000. As noted above in the quarterly discussion, the number of licensed operations has decreased and the Company currently is not actively promoting the license program.

    Costs of Services.  Costs of services decreased $47.1 million, or 13.3%, for the 36 week period ended July 7, 2001 as compared to the same period in fiscal 2000. Gross margin decreased from 20.9% in the fiscal 2000 period to 20.5% for the same period in fiscal 2001 due to a combination of lower license fees, pricing pressures caused by the slowing economy and higher workers' compensation rates. Workers' compensation costs were 4.0% of payroll for the 36 week period ended July 7, 2001 and 3.4% for the 36 week period ended July 8, 2000.

    Franchise Agents' Share of Gross Profit.  Franchise agents' share of gross profit decreased $569,000 or 4.8% for the 36 weeks ended July 7, 2001 as compared to the 36 weeks ended July 8, 2000, due to declines in franchise sales and gross profits. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.6% during the fiscal 2000 period to 2.9% for the fiscal 2001 period due to the change in the relative mix of sales of services from company-owned, franchise and international business services.

    Selling and Administrative Expenses Including Depreciation and Amortization.  Selling and administrative expenses decreased $8.6 million, or 11.8%, for the 36 weeks ended July 7, 2001 as compared to the 36 weeks ended July 8, 2000. As noted in the quarterly discussion above, two licensees purchased the Company's interest in their licensed operations in the second quarter of fiscal 2001 and, included in fiscal 2001 selling and administrative expenses, is $2.1 million in pre-tax income from these sales. Additionally, selling and administrative expenses for the fiscal 2000 period includes $1.9 million in pre-tax charges as a result of the Company's terminated recapitalization. Absent these anomalies, selling and administrative expenses for the fiscal 2001 period were 17.2% of sales of services and license fees as compared to 15.9% for the same period in fiscal 2000. This relative increase is primarily due to declining sales volumes outpacing the effect of reductions in selling and administrative expenses instituted during the period.

    Interest Expense.  Interest expense decreased $275,000, or 12.8%, for the 36 weeks ended July 7, 2001 as compared to the 36 weeks ended July 8, 2000 as a result of the Company's reduction in debt levels.

    Provision for Income Taxes.  The provision for income taxes was $855,000 for the fiscal 2001 period as compared to $2.7 million for the same period in fiscal 2000, reflecting a decrease in pre-tax income from continuing operations of $4.7 million. The effective income tax rate for the 36 weeks ended July 7, 2001 was 40.0% as compared to 39.5% for the same period in fiscal 2000.

Liquidity and Capital Resources

    Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financings and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable particularly during periods of growth and, in relatively recent years, for management information system initiatives. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter.

    Net cash provided by operating activities was $24.2 million for the 36 weeks ended July 7, 2001 and $14.2 million for the 36 weeks ended July 8, 2000. The increase in cash from operating activities is primarily due to decreases in accounts receivable balances as a result of collections, partially offset by lower net income, decreases in accounts payable and accrued expenses and the recorded income from the sale of the Company's investment in two of its licensed operations.

    Net cash used in investing activities was $3.2 million for the 36 weeks ended July 7, 2001 as compared to $1.5 million for the same period in fiscal 2000. Net cash used in investing activities for both comparable periods was primarily expended on management information systems capital expenditures. The Company has taken steps to reduce planned capital expenditures for the remainder of fiscal 2001 and anticipates that total capital expenditures for the year will not exceed $4.5 million. Included in net cash from investing activities for the 36 weeks ended July 8, 2000 is $1.0 million in proceeds from the sale of two buildings at the Company's headquarters.

    The Company reduced borrowings by a net $19.9 million during the 36 weeks ended July 7, 2001. The Company's ability to reduce its debt levels is primarily attributable to net cash provided by operating activities. The Company's senior secured credit facilities currently consist of a $90.0 million five-year revolving line of credit after having repaid a six-year term loan in the amount of $10.0 million. The Company has senior secured notes outstanding totaling $30.0 million, payable in seven equal annual installments beginning in the year 2002. Additionally, effective November 1, 2000, the Company obtained an $11.8 million financial guarantee bond, expiring November 1, 2001, to secure a portion of its workers' compensation premium and deductible obligations.

    The Company's debt facilities contain covenants which, among other things, require the Company to maintain certain financial ratios. At July 7, 2001 the Company was out of compliance with one of these covenants with respect to the senior secured notes. The Company has received a waiver from its senior secured note holders.

    Direct advances under the revolving credit agreement are limited by outstanding irrevocable standby letters of credit up to a maximum amount of $20.0 million. Total advances are also limited under formulas based on earnings before interest, taxes, depreciation and amortization (EBITDA) and total debt to total capitalization. At July 7, 2001 the Company had $600,000 outstanding for direct advances and $11.8 million outstanding for letters of credit. There was no additional borrowing capacity available under the revolving credit facility. The Company's management is currently in negotiations with its bank group for a new credit facility which would replace the existing revolving credit facility and provide for working capital and other general corporate purposes, refinancing of balances outstanding under the Company's existing revolving line of credit, and issuance of standby letters of credit for the Company's workers' compensation program. Management anticipates that the new agreement will be in place by the end of the fiscal year; however, there can be no assurance that a new agreement will be completed by that date.

    Management believes that cash from operations and borrowing capacity under the proposed new credit facility will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

Part II. Other Information

Item 1. Legal Proceedings

    On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case are Westaff, Inc., W. Robert Stover, Michael K. Phippen, Paul A. Norberg, Jack D. Samuelson, Gilbert L. Sheffield, Mike Ehresman and Does 1-10.

    The complaint alleges, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit has been stayed, a demand for arbitration was made and an arbitration proceeding is pending. Discovery is on-going. A preliminary hearing conference call with the arbitrators was held on May 21, 2001. The arbitration hearing has been set for the week of December 3, 2001.

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

    The arbitrator found that the Company is entitled to payment by the claimant of the principal and interest due under and pursuant to the terms of the promissory note for the $1.0 million balance of the purchase price. The Company has been paid for the first principal installment of $500,000. The remaining principal installment of $500,000 which was due on the second anniversary of the closing date in August 2001, has not yet been remitted. The Company will pursue collection efforts as necessary.

    The arbitrator awarded the claimant the sum of $1,085,375 as damages for certain alleged breaches by the Company of the asset purchase agreement. He found that the claimant, as the prevailing party, was entitled to the costs of the arbitration proceeding, including attorneys' fees, accounting expenses, administrative fees and expenses that amounted to approximately $425,000.

    The Company has paid the amounts awarded to the claimant pursuant to the award in full, except for certain indemnity claims reserved for future determination as to which the arbitrator has retained jurisdiction. The indemnity claims relate to pending litigation and arbitration matters brought against the claimant by two former affiliates of the Company's medical subsidiary.

    Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees. Management believes that these lawsuits are routine litigation that is incidental to the Company's business.

Item 2. Changes in Securities

    Not applicable.

Item 3. Defaults Upon Senior Securities

    At July 7, 2001 the Company was out of compliance with one of the financial covenants with respect to its senior secured notes. The Company has received a waiver from its senior secured note holders.

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  At the Annual Meeting of Stockholders on May 23, 2001 (the "2001 Annual Meeting"), Joan C. Stover and Dwight S. Pedersen were elected as Class II directors to serve for three-year terms and until their successors are elected. The voting was as follows:

Votes For	14,466,894
Votes Withheld	510,977

    The terms of W. Robert Stover and Tom D. Seip as Class III directors will continue until the Company's 2002 annual meeting, and the terms of Jack D. Samuelson and Gilbert L. Sheffield will continue until the Company's 2003 annual meeting.

    Subsequent to the 2001 Annual Meeting, Joan C. Stover resigned her position as director. Her resignation was effective as of July 10, 2001.

  (b)
  At the 2001 Annual Meeting, the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending November 3, 2001, was voted upon and passed as follows:

Votes For	14,955,383
Votes Against	21,916
Votes Abstaining	572
Broker Non-Votes	0
  (c)
  At the 2001 Annual Meeting, the proposal to amend and restate the 1996 Stock Option/Stock Issuance Plan to (1) increase the number of shares reserved for issuance by one million shares of common stock to a total of two million five hundred fifty thousand seven hundred eighteen shares; and (2) increase the maximum number of shares with respect to which stock options, stock appreciation rights and direct stock issuances may be granted to any individual in any calendar year from five hundred thousand to one million shares of common stock was voted upon and passed as follows:

Votes For	11,589,355
Votes Against	1,269,297
Votes Abstaining	142,922
Broker Non-Votes	0

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.3.6	Employment Agreement among Westaff Support, Inc., the Company and Tom D. Seip effective May 1, 2001
10.3.6.1	Notice of Grant of Stock Option (Incentive) with Exhibit A, Stock Option Agreement
10.3.6.2	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement
10.3.6.3	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement
  (b)
  Reports on Form 8-K

      Current Report on Form 8-K dated May 1, 2001 filed with the Securities and Exchange Commission on May 2, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
August 21, 2001 Date	/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

QuickLinks

WESTAFF, INC. AND SUBSIDIARIES INDEX
  Part I. Financial Information
  Item 1. Financial Statements
  Condensed Consolidated Balance Sheets (Amounts in thousands except per share amounts)
  Condensed Consolidated Statements of Operations (Unaudited) (Amounts in thousands except per share amounts)
  Condensed Consolidated Statements of Cash Flows (Unaudited) (Amounts in thousands)
  Notes to Condensed Consolidated Financial Statements (Unaudited) (Amounts in thousands except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures