Form 10-K
period 2001-11-03
WESTAFF INC
filed 2002-02-19
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 3, 2001

COMMISSION FILE NUMBER 000-27130

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation and organization)	94-1266151 (I.R.S. Employer Identification No.)

301 LENNON LANE, WALNUT CREEK, CA 94598-2453
(Address of principal executive offices, including zip code)

(925) 930-5300
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.01 par value per share
(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,312,230 as of December 31, 2001, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 31, 2001 the Registrant had outstanding 15,913,656 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated herein by reference:

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this Form 10-K Report.

INDEX
WESTAFF, INC.

PART I

ITEM 1. BUSINESS.

        The following Business Section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors Affecting Future Operating Results" beginning on page 14 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. This Form 10-K for the fiscal year ended November 3, 2001 contains service marks of the Company.

General

        The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of certain major urban centers ("primary markets") in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and, as of November 3, 2001, operated through over 340 business services offices in 45 states, the District of Columbia and six foreign countries. As of November 3, 2001, 72.8% of these offices were owned by the Company, 24.3% were operated by franchise agents and 2.9% were operated by licensees.

        The Company differentiates itself from other large temporary staffing companies by primarily focusing on recruiting and placing temporary office and light industrial support personnel in secondary markets. These personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service, telemarketing, warehouse labor, manufacturing and assembly. These assignments can support either core or non-core functions of the customer's daily business operations.

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

        Effective May 1, 2001, the Company appointed Tom D. Seip as President and Chief Executive Officer, as successor to W. Robert Stover, who had been serving as interim President and Chief Executive Officer since May 3, 2000. Mr. Seip served in that capacity for approximately eight months until he resigned and was succeeded as President and Chief Executive Officer by Dwight S. Pedersen effective January 14, 2002. Mr. Pedersen had served as a non-employee director of the Company and as a member of the Audit Committee of the Board of Directors since May 1, 2001. He resigned from the Audit Committee upon becoming an employee of the Company.

        In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc., a wholly-owned subsidiary of the Company ("Western Medical"). As a result of this decision, the Company has classified its medical operations as discontinued operations in the Company's Consolidated Financial Statements and provides a separate discussion of the medical operations in this Business Section. See "—Medical Services" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations."

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

Business Strategy

        The Company's current objective is to enhance its position as a leading provider of temporary office and light industrial staffing services in secondary markets throughout the United States and in selected international markets. As a result of a strategic planning process undertaken in the fourth quarter of fiscal 2001 and concurrent with the Company's change in leadership, the key elements of the Company's business strategy were reevaluated and now include:

        Focus on Sales and Marketing Within the Temporary Office and Light Industrial Staffing Services Sector.    The Company focuses on placing temporary office and light industrial staffing personnel. The Company believes that temporary office and light industrial staffing services are the foundation of the staffing industry and will remain a significant market for the foreseeable future. The Company also believes that employees performing temporary office and light industrial staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world. Based on this, the Company is actively seeking to expand its service offerings into this marketplace, including direct placements, temp-to-hire placements and other services designed to aid personnel in securing employment. The Company believes that it is well-positioned to capitalize on these business segments because of its ability to attract and retain temporary office and light industrial staffing personnel and its specialized knowledge of the staffing needs of customers.

        Enhance Recruiting of Qualified Personnel.    The Company believes that a key component of the Company's success is its ability to recruit and maintain a pool of qualified office and light industrial staffing personnel and regularly place them into desirable positions. The Company uses comprehensive methods to assess, select and, when appropriate, train its temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. The Company believes one of its key competitive advantages in attracting and retaining temporary office and light industrial staffing personnel is its payroll system, which provides it with the ability to print payroll checks at most of its branch offices within 24 hours after receipt of a time card. The Company also offers its temporary employees comprehensive benefit, retention and recognition packages, including a service bonus, holiday pay and opportunities to participate in the Company's contributory 401(k) plan and discounted employee stock purchase plan.

        Emphasize Secondary Markets.    The Company's strategy is to capitalize on its presence in secondary markets and to build market share by targeting small to medium-sized customers, including divisions of Fortune 500 companies. The Company believes that in many cases, such markets are less competitive and less costly in which to operate than the more central areas of metropolitan markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, the Company believes that secondary markets are more likely to provide the opportunity to sell retail and recurring business that is characterized by relatively higher gross margins. In certain circumstances, the Company augments this concentration on secondary markets by focusing on national contracts with customers having a large presence in these marketplaces. The Company's geographic alignment allows it to effectively compete for some of these contracts and, therefore, the Company intends to pursue these opportunities.

        Maintain Entrepreneurial Offices with Strong Corporate Support.    The Company seeks to foster an entrepreneurial environment by operating each office as a separate profit center, by providing certain managers considerable operational autonomy and financial incentives and by establishing franchise agent offices in appropriate markets. Managers focus on business opportunities within markets and are provided centralized support to achieve success in those markets. The Company believes that this structure allows it to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

        Improve Financial Performance of International Operations.    The Company currently has operations in the United Kingdom, Australia, New Zealand, Norway, Denmark and Mexico. The Company closely monitors financial performance and works aggressively with local management to improve the sales and operating performance of its international operations. Furthermore, the Company periodically evaluates the performance of each of these operations and may consider alternative strategies for these operations including possible sale or closure. Based on such evaluations, the Company plans to close its operations in Mexico in the second quarter of fiscal 2002.

        Enhance Information Systems.    The Company believes its management information systems are instrumental to the success of its operations, as the Company's business is largely dependent on its ability to store, retrieve, process and manage significant amounts of data. The Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operational needs of the Company. During fiscal 2001, the Company completed the rollout of the Westaff Automated Visionary Enterprise ("WAVE"), a full-featured branch office tool designed to assist in order management, candidate search and recruiting, customer service management, and sales management that also allows for sharing of information between offices. The Company continues to pursue efforts to upgrade and improve the functionality, performance and utility of its systems. However, the Company has recently determined to cease further development of the planned Lawson upgrade.—See "Management Information Systems", "Factors Affecting Future Operating Results—Reliance on Management Information Systems" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Control Costs Through Emphasis on Risk Management.    Workers' compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry and are particularly high in the light industrial sector. Furthermore, there can be significant volatility in these costs as evidenced by the significant hardening of workers' compensation insurance markets following the September 11, 2001 tragedy. Workers' compensation costs as a percentage of direct labor were 3.0%, 4.0% and 4.0%, respectively, for fiscal 1999, 2000 and 2001. The Company estimates that workers' compensation costs as a percentage of direct labor will be in the range of 4.2% to 4.7% for fiscal 2002 as a result of increased workers' compensation costs across the industry. The Company has developed risk management programs and loss control strategies that it believes improve management's ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the work place, post-accident procedures and return to work programs. The Company also has created financial incentives for branch offices to implement its risk management procedures and aggressively manage these costs. The Company believes that its emphasis on controlling employee-related costs enables market managers to price services more competitively and improve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Growth Strategy

        The Company's current growth strategy focuses on internal growth and is contingent upon resolution of its financing challenges. The Company currently has no plans to pursue strategic external or complementary acquisitions within at least the next fiscal year.

        Internal Growth.    The principal element of the Company's growth strategy has been, and continues to be, its focus on internal growth and consists of the following:

  •
  Selectively Expand On-Site and On-Location Programs. The Company has taken advantage of industry trends by continuing to promote its "On-Location" program and its on-site (also referred to as "vendor-on-premises") programs. As of November 3, 2001, the Company had over 50 On-Location sites and on-site programs. Under these programs, the Company can assume administrative responsibility for coordinating all temporary staffing services throughout a customer's location, including skills testing and training.

    The On-Location program provides for an independent branch office located at the customer's facility. It is generally intended for potentially large on-site accounts with more than $500,000 in annual revenue. A manager-level employee is assigned to the On-Location facility and this program is typically not seasonal. On-site relationships provide customers with dedicated account management which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have lower gross margins than those for other customers, higher volumes, comparatively lower operating expenses and relatively longer customer relationships.

  •
  National Account Sales Strategy. The Company will focus on acquiring and servicing national accounts. Such accounts include large clients in multiple locations supported by a dedicated corporate-level business relationship manager. The Company currently has existing national accounts across many different business sectors such as manufacturing, government, financial services, technology and communications. During fiscal 2001, the Company established a professional sales team that services and leverages existing relationships to retain and grow these accounts. In addition, the Company is developing aggressive marketing programs to target and acquire additional clients that fit the Westaff branch system footprint.

  •
  Pursue Expansion by Establishment of New Offices. Currently, the Company is evaluating non-performing offices and has closed a number of unprofitable offices. Commencing in the third quarter of fiscal 2002, the Company will seek to expand its network of offices by actively marketing franchises in appropriate markets. The Company will focus its franchising efforts on proven industry professionals within appropriate geographic markets. The franchising model allows the Company to expand its markets and increase sales with a minimum of capital outlay. Furthermore, franchising allows the Company to diversify its overall risk with respect to swings in the economy. In addition, the Company may open a limited number of new Company-owned offices in existing markets to benefit from common area management, cross-marketing opportunities and leveraging of administrative expenses. The Company's corporate and operating management jointly develop expansion plans for new offices based upon various criteria, including market demand, availability of qualified personnel, the regulatory environment in the relevant market and whether a new office would complement or broaden the Company's current geographic network. The Company continues to support its current two licensees, but it no longer offers a license agreement to new prospects or to existing franchisees.

  •
  Develop Value Added Service Offerings. The Company intends to develop several new service offerings designed to differentiate it from the competition. Development of these services will be through a combination of internal resources and outside alliances and may take advantage of current web based service delivery models. These service offerings will focus on increasing the pool of candidates and on advanced selection procedures for potential candidates as well as technology based management services that will allow clients to maximize workforce productivity. The Company believes that these service offerings will enhance its competitive edge and position it to more effectively pursue high growth market niches such as financial services, customer interaction centers and high end administrative placement.

Services

        The Company's business services division places personnel in clerical, light industrial and light technical positions through an international network of offices. Personnel often fill positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing and assembly. As of November 3, 2001, the Company's domestic and international business services operations comprised over 340 offices.

        The Company markets its temporary and direct hire personnel services to local and regional customers through a network of Company-owned, franchise agent and licensed offices, as well as through its on-site and On-Location service locations. The Company coordinates significant amounts of its sales and marketing efforts through its corporate headquarters in cooperation with branch and regional offices and targets small to medium-size companies in secondary markets as well as national and regional accounts. New customers are obtained through personal sales presentations, telemarketing, direct mail solicitation, referrals from other customers and advertising in a variety of regional and local media, including the yellow pages, newspapers, magazines and trade publications. In addition, local radio, billboard and other creative advertising are used in certain markets to enhance the Company's name recognition.

        As of November 3, 2001, the Company's international operations comprised 58 Company-owned offices: 24 in the United Kingdom; 19 in Australia; four in New Zealand; six in Norway; four in Denmark; and one in Mexico. Through these offices, the Company provides regular, temporary and direct hire personnel services in the clerical and light industrial support areas. The Company employs several managing directors who oversee all operations in one or more countries. For fiscal 2000 and fiscal 2001, 13.9% and 14.7% respectively, of total system revenues from continuing operations were derived from the Company's international operations. A total of 24 offices in the United Kingdom, 19 offices in Australia and six offices in Norway have certification under ISO 9002, a total quality management program.

Operations

        As of November 3, 2001, the Company operated through a network of over 340 business services offices in 45 states, the District of Columbia and six foreign countries. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with market, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, determining business mix and advertising.

        The following table sets forth information as to the number of business services offices in operation as of the dates indicated.

	Nov. 1, 1997	Oct. 31, 1998	Oct. 30, 1999	Oct. 28, 2000	Nov. 3, 2001
Number of Offices by Ownership(1):
Company-owned	226	267	264	257	254
Franchise agent	103	82	75	81	85
Licensed	11	25	24	16	10

Total	340	374	363	354	349

Number of Offices by Location(1):
Domestic	288	315	308	299	291
International	52	59	55	55	58

Total	340	374	363	354	349

(1)
Excludes Company-owned recruiting offices and medical services.

        Company-Owned Offices.    Employees of each Company-owned office report to a branch or market manager who is responsible for day-to-day operations and the profitability of a market that consists of one to several offices. Market managers generally report to area and/or regional managers. As of December 31, 2001, there were three zone managers, nine regional managers, and 25 area managers for the domestic Company-owned offices. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as market, area, regional and zone managers. These plans are designed to motivate employees to maximize the growth and profitability of their offices. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in an entrepreneurial, creative and committed team.

        Franchise Agent Offices.    The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified geographic territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of November 3, 2001, the Company's 39 business services franchise agents operated 85 franchise agent offices. The Company designs its franchise agent program to provide attractive terms to franchise agents. Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively, and during fiscal 1999, 2000, and 2001, franchise agents offices represented 20.2%, 19.8%, and 22.5% respectively, of the Company's sales of services.

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

        The Company's franchise agent and license agreements contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent or license agreements. In the past five fiscal years, the Company has commenced two actions to enforce the non-competition covenants. Both those actions were resolved in the Company's favor. See

"Factors Affecting Future Operating Results—Risks Related to Franchise Agent and Licensed Operations."

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

        Licensees operate within the framework of the Company's policies and standards. They recruit and employ temporary employees according to the Company's guidelines, and pay these employees using the Company's payroll procedures. However, licensees must obtain their own workers' compensation, liability, fidelity bonding and state unemployment coverage, which determine their payroll costs. The Company bills all licensees' customers and collects their remittances. License agreements are for a term of five years and are renewable for multiple five-year terms. As of November 3, 2001, the Company's three business services licensees operated 10 licensed offices. During fiscal 2001, two licensees purchased the Company's interest in their licensed operations and one licensee converted to the Company's franchise agent program. In the first quarter of fiscal 2002, the Company purchased the operations of one of its three remaining licensees.

        As a service to its licensees, the Company finances the licensees' temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees' accounts receivable, tangible and intangible assets, and the license agreements. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of the Bank of America, N.A. plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits.

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

        The Company's management information systems provide functionality in both the field offices and in the corporate back-office to support the operations of the Company. Field office functionality includes the WAVE, a full-featured branch office tool, designed to assist in order management, candidate search and recruiting, customer service management, and sales management that also allows for sharing of information between offices. The Company began implementing the WAVE in fiscal 1999. As of December 31, 2001, all branch offices were live on the WAVE. The Company also completed enhancements allowing customer and employee information in the WAVE to interface directly with the billing and payroll applications to improve efficiency. During fiscal 2001, the Company completed its first major upgrade of its thin-client technology environment. This design affords high efficiency through low-cost, low bandwidth data lines. Thin-client technology also affords the ability to deploy and upgrade applications quickly to all personnel. Since all applications reside within the two corporate data centers located in Reno, NV and Walnut Creek, CA, application upgrades can be done centrally at the corporate data centers at reduced cost. Furthermore, new or upgraded applications will be immediately available to all desktops within the Company's network.

        In addition, field offices use a billing and payroll application, which is designed to provide timely and accurate payment for temporary employees and billing to the Company's customers. Under this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically transferred daily to centralized servers, where payroll, billing and financial information is processed overnight. These systems provide the Company with the ability to print checks at most of its offices within 24 hours after receipt of the time card. Invoices are also processed daily and distributed from the Company's centralized corporate offices. This system also supports branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability.

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

        Currently, temporary payroll is processed on the Company's legacy payroll system. Enhancements to this system were completed in fiscal 2001 that have significantly reduced payroll processing times. During fiscal 1999 and fiscal 2000, the Company converted the majority of its back office functions to an application provided by Lawson Software. In August 2000, the Company entered into a beta test agreement with Lawson Software to develop an assignment billing module designed to meet the needs of the staffing industry. During fiscal 2001, the Company initiated plans to convert its front office temporary payroll functions to a seamlessly integrated front-to-back system. In September 2001, Lawson Software advised the Company that it was no longer going to support the assignment billing module of this system as general release software. In January 2002, concurrent with the Company's announcement of a change in executive leadership and implementation of a restructuring plan designed to improve the Company's profitability, the Company chose to cease further development of the assignment billing module and this entire project, and is considering its rights and remedies. Accordingly, a first quarter fiscal 2002 restructuring charge will include a write-off of approximately $1.0 million of expenditures capitalized to date, as well as $0.9 million related to office closures and severance costs.

        The Company continues to assess both short-term and long-term information systems needs and to invest in efforts to upgrade and improve the functionality, performance and utility of its systems. However, there can be no assurance that the Company will meet anticipated completion dates for its system initiatives, that such systems will be completed in a cost-effective manner or that such systems will support the Company's future growth or provide significant gains in efficiency and productivity. The failure of these systems to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

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

        The Company's specific loss control strategies include a written screening process for light industrial work sites to ensure that temporary employees are placed within the Company's strict safety guidelines The Company requires general as well as site-specific safety orientation training and appropriate personal protective equipment in light industrial assignments. Safety equipment includes back supports, safety glasses, protective footwear and cut-proof gloves. Each accident is carefully reviewed by the Company to ensure that safety procedures were followed and that additional safety considerations are implemented to avoid any future injuries at a customer's work site. In addition, the Company carefully monitors the job assignments to prevent placing employees in certain high-risk jobs that prove too risky or are prohibited under the Company's guidelines.

        The Company has also developed financial incentives for field offices to ensure that risk management remains a high priority. Each Company-owned and franchise agent office is charged workers' compensation premiums through an internal experience modifier program that is now adjusted quarterly and is based heavily upon the local office's actual claims experience. The Company also employs a dividend program for its franchise agent offices that returns a portion of their premiums in the event of positive claims experience and a year-to-year cumulative over accrual of workers' compensation costs. The Company believes that its experience modifier and dividend programs provide strong incentives to the field offices to control workers' compensation risks.

        The Company also employs a number of creative and aggressive claims management techniques to help control losses. After each work-related injury requiring a medical examination, for example, post-accident drug testing is performed as part of the initial examination. In some circumstances, if the claimant tests positive for illegal drug usage, the claim may be denied in its entirety or benefits substantially reduced. If the injury prevents the employee from returning to work immediately, the Company moves forward with aggressive claims management. The Company has maintained a long-term relationship with its insurance carrier and claims administrator, and this intricate relationship has helped the Company to ensure consistency in carrying out its risk management programs.

        The Company's corporate claims management team, as well as all regional managers, have frequent meetings and conference calls with the claims administrator and can examine the claims adjusters' notes on-line. On an ongoing basis, the Company's workers' compensation specialists actively analyze claims to challenge compensability, the appropriateness of medical treatment and whether reserve balances are properly established. The Company also considers whether or not the customer or a third party may be a source for subrogation in the event civil recoveries are allowable to the injured employee.

        Due to the nature of temporary work, state unemployment insurance costs can rise to the maximum statutory rates if not properly managed. Through appropriate payroll tax planning, as well as utilization of a comprehensive claims management system, the Company believes it has developed methods to minimize these costs. There can be no assurance, however, that such methods will be successful. Any increase in such costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Factors Affecting Future Operating Results—Variability of Employee-Related Costs."

Competition

        The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc. (U.S. commercial staffing and international segments), Manpower Inc., RemedyTemp, Inc. (clerical and light industrial services), and Personnel Group of America, Inc. (commercial staffing services division). Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

        The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. The Company has experienced pricing pressure in all areas of its business and expects these pressures to continue. Furthermore, the United States economy is currently experiencing a recession and, consequently, competition for customers in the staffing industry has increased. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. Rising unemployment rates may increase the available pool of qualified candidates. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or gross margin, and which could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Factors Affecting Future Operating Results—Highly Competitive Market."

Employees

        The Company estimates that as of November 3, 2001 it had approximately 27,000 temporary employees on assignment through its business services division and employed 1,103 regular staff in its business services division. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

        The Company, as employer, is responsible for and pays the regular and temporary payrolls, Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other direct labor costs relating to its temporary employees (including temporary employees assigned by franchise agents). The Company offers various insurance programs and other benefits for certain of its temporary employees which are made available at the option of regional or market managers or franchise agents and licensees. As part of health care reform, federal and certain state legislative proposals have from time to time included provisions that would extend health insurance benefits to temporary employees who are not currently provided with such benefits. Due to the uncertainty associated with the ultimate enactment of any such health care reform initiatives and the form and content of any such initiatives once enacted, the Company is unable to estimate the impact any extension of health insurance benefits would have on its business, results of operations, cash flows or financial condition.

Service Marks

        The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company's service marks include Westaff®, Be a Temp®, Western Staff Services®, The Essential Support Services Leader®, On Location & Essential®, Accountants USA®, Westaff Wave® and It's About Respect®. The Company's applications to federally register Westaff People Mattersm and AUSAsm are pending. The Company is no longer pursuing a USA Temp service mark.

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

        As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, segregated the net assets of the discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto. During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. (Intrepid). Under the terms of the sale, the Company retained the trade and Medicare accounts receivable as well as due from licensee balances. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6.6 million or $0.42 per share. These losses represented reserves for trade and Medicare accounts receivable and due from licensee balances, and also included additional operating losses resulting from the extended period required to close the sale and a reduction in estimated proceeds from the sale.

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

        From fiscal 1999 through fiscal 2001, the Company had received $1.7 million in cash proceeds from the sale of its medical operations with an additional $1.0 million due from Intrepid as the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1.1 million, mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $0.4 million. The Company was awarded the $1.0 million due on the promissory note, plus interest. In addition, the arbitrator did not find fraud and denied Intrepid's claim for punitive damages. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that may be subject to future determination. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1.8 million or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included additional reserves for potential liabilities, Medicare and other contingencies, as well as reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

        Recorded estimated losses on the disposal of the medical operations are based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances, and estimated costs to be incurred in filing and settling all remaining Medicare cost reports and other estimated legal and incidental costs. Currently, the Company believes it has adequately reserved for the reasonable outcome of future events, as evidenced by the net liability position existing at November 3, 2001. However, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations."

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

        Financing Risks.    The Company is faced with significant financing challenges during calendar year 2002. At November 3, 2001 the Company had $30.0 million outstanding principal under its 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. The Company was out of compliance with certain covenants of these senior notes as well as with certain covenants of its revolving credit facility at the end of fiscal 2001. The Company is currently negotiating with the bank syndicate holding the revolving credit facility to amend and restate the credit facility agreement thereby waiving default attributable to the covenant violations that existed at November 3, 2001. Although the Company had no amounts outstanding under the revolving credit facility at that date, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. As of the date of this filing on Form 10-K, the Company had $11.8 million in outstanding letters of credit, needs to arrange for an increase of $5.5 million in the letters of credit by March 15, 2002 and had no borrowings available to it under the existing facility. The senior noteholders have indicated they are awaiting the outcome of the credit facility negotiations and if those are completed in a satisfactory manner, they have indicated that they are willing to realign the covenants of the senior notes on a prospective basis and waive the covenant violations that existed at November 3, 2001. As of the date of this filing on Form 10-K, the senior noteholders have not delivered a notice of default to the Company, as is their right due to the covenant violations. However, because these covenant violations have not been cured, the Company has reclassified the entire $30.0 million of principal outstanding under the senior notes to a current liability on its balance sheet at November 3, 2001 since the notes are currently callable.

        As noted above, the Company is currently negotiating with its bank syndicate as well as its senior noteholders to amend and restate its existing agreements, and has received proposed terms for the amended and restated agreements. While there can be no assurance that the Company will be successful in closing the amended and restated agreements or that the proposed terms will remain as is, the Company anticipates that the amended and restated agreements will result in significant up-front fees as well as higher borrowing rates and letter of credit fees as compared to the current agreement.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. This bond is renewable annually on November 1 and 90 days' advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Although no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are underway for the purpose of reducing the bond to $9.0 million by April 30, 2002, which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of $2.8 million. Should non-renewal of the bond occur as of November 1, 2002, the Company projects it will be required to either restructure its workers' compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative financing.

        The Company's financing challenges present significant risks to investors, including the possibility that it may be unable to generate sufficient cash to pay the principal and interest due on the senior secured notes. The Company's ability to make principal and interest payments on its debt will be dependent on its future operating performance and/or obtaining additional sources of capital, which are dependent on a number of factors many of which are beyond its control. These factors include prevailing economic conditions and financial, competitive, regulatory and other elements affecting the Company's business and operations, and may be dependent on the availability of borrowings. If the Company does not have sufficient available resources to repay the outstanding debt when it becomes due and payable, it may find it necessary to refinance the debt, and such refinancing may not be available, or available on reasonable terms. A failure to negotiate an amended credit facility, or to obtain alternative financing could have a material adverse effect on the Company's results of operations and financial condition, and may adversely affect the trading price of its stock.

        Additionally, the Company has not met certain covenant requirements of the existing senior notes or the existing revolving credit facility for periods subsequent to November 3, 2001. The Company considers it unlikely that it can meet existing covenant requirements for periods subsequent to that date. Therefore, if the Company is unable to timely secure an amended credit facility and an amended senior note agreement, which provide relief from existing covenants, or secure alternate sources of financing with less restrictive covenants, there would be a material adverse effect on the Company's results of operations and financial condition which may adversely affect the trading prices of its stock. There can be no assurance that the Company will be able to successfully negotiate and implement an amended credit facility, an amended senior notes agreement or alternate financing.

        Furthermore, the Company may not be successful in implementing a new workers' compensation program prior to the anticipated expiration of the existing financial guarantee bond. Even if it does implement such a new program, it may require similar or even increased amounts of letters of credit, financial guarantee bonds or cash collateralization. There can be no assurance that the Company will be successful in restructuring its workers' compensation program. If the Company loses workers' compensation insurance program coverage or is forced to reduce the amount of coverage available, there would be a material adverse effect on the Company's results of operations and financial condition which may adversely affect the trading price of its stock.

        Moreover, the Company's indebtedness or a lack of financing availability could significantly hamper its future operating performance, including, but not limited to, the following:

  •
  a significant portion of its cash flow from operations may be dedicated to debt service payments, thereby reducing the funds available for other purposes;

  •
  the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be significantly impaired;

  •
  its leverage or lack of financing availability may place it at a competitive disadvantage;

  •
  its leverage or lack of financing availability may limit its ability to expand; and

  •
  its leverage or lack of financing availability may hinder its ability to adjust rapidly to changing market conditions and, therefore, could make it more vulnerable in the event of a continuing downturn in general economic conditions or its business.

        If the Company is unable to satisfactorily resolve its financing, workers' compensation and other associated business issues, its ability to continue as a going concern may be impaired.

        The Company's Accountants Have Issued a Going Concern Opinion.    The Company's accountants have issued a report relating to the audited financial statements of the Company which contains an explanatory paragraph with respect to the Company's ability to continue as a going concern because, among other things, it was out of compliance with its debt covenants as of November 3, 2001, was unable to finalize amended agreements and the issuer of the Company's financial guarantee bond has indicated it does not intend to renew this bond. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Possible Adverse Effects Of Fluctuations in the General Economy.    Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Companies use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. In addition, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. The current economic downturn has had a material adverse effect on the Company's business, results of operations, cash flows and financial condition and a continued downturn would likely have a further material adverse effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        During fiscal 2001, the Company experienced significant declines in its sales of services, license fees and profitability as a result of the current economic recession. These sales declines have continued into the first quarter of fiscal 2002. As a result, the Company expects to incur an operating loss in the first quarter of fiscal 2002 and possibly beyond. The Company has implemented a number of cost reduction programs including layoffs and office closures in an effort to return the Company to profitability. However, there can be no assurance that the Company will be successful in reducing costs sufficiently to return the Company to profitability. In addition, further decreases in sales of services and license fees could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Reliance on Executive Management.    The Company has experienced turnover in the position of Chief Executive Officer since May 3, 2000, when the termination of a management-led recapitalization transaction was announced and the then current President and Chief Executive Officer resigned. Three individuals have served as Chief Executive Officer since then. The failure to retain the current incumbent or find a suitable successor candidate for the position of Chief Executive Officer, should the need arise, or the result of a prolonged search for that candidate, could have a material adverse effect on the Company's ability to manage its personnel and efficiently address changes in the business and its operations. In addition, without a Chief Executive Officer, the Company would be even more dependent on its senior executives and outside directors. The Company is highly dependent on its senior executives, including W. Robert Stover, its Chairman and Founder; Dwight S. Pedersen, who has been serving as the newly hired President and Chief Executive Officer since January 14, 2002; and Dirk A. Sodestrom, Senior Vice President and Chief Financial Officer, who has been serving in that capacity since January 1, 2001; and on the other members of its senior management team. The Company entered into an employment agreement with Mr. Stover effective January 1, 1999 for continuing employment until he chooses to retire or until his death and that agreement remains in effect. The Company has an employment agreement with Mr. Pedersen that provides for six months' salary in the event of termination without cause. The Company has entered into an employment agreement with Mr. Sodestrom that contains a requirement for six-months' advance notice of termination. Employment arrangements with all of the Company's executive officers other than Mr. Stover are at-will. The loss of the services of Mr. Stover, Mr. Pedersen, or Mr. Sodestrom and other senior executives or other key executive personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

        Uncertain Ability to Continue and Manage Growth.    The Company has historically experienced significant growth, principally through both internal growth and acquisitions. However, during recent fiscal years, internal growth rates have been slowing and the Company experienced a significant decrease in sales during fiscal 2001. Growth through acquisitions occurred prior to fiscal 1999, when the Company scaled back its near-term acquisition plans other than franchise buybacks. The Company's ability to return to growth and profitability will depend on a number of factors, including: (i) the strength of demand for temporary employees in the Company's markets; (ii) the availability of capital to fund operations; (iii) the ability to maintain or increase profit margins despite pricing pressures; and (iv) existing and emerging competition. The Company must also adapt its infrastructure and systems to accommodate growth and recruit and train additional qualified personnel. Furthermore, the United States economy is currently experiencing an economic recession. Should the economic recession continue, competition for customers in the staffing industry would increase and may adversely impact management's allocation of the Company's resources and result in declining revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business—Growth Strategy."

        Control by Significant Stockholder.    The Company's Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, more than 50% of the Company's outstanding stock. As the principal stockholder of the Company, Mr. Stover has the ability to control substantially all matters submitted to the stockholders for approval and to exert significant influence on the Company's management and affairs, including appointments to the Board of Directors and executive management positions.

        Reliance on Management Information Systems.    The Company believes its management information systems are instrumental to the success of its operations, as the Company's business is largely dependent on its ability to store, retrieve, process and manage significant amounts of data. The Company continually evaluates the quality, functionality and performance of its systems in an effort to ensure that these systems meet the operational needs of the Company. The Company continues to pursue efforts to upgrade and improve the functionality, performance and utility of its systems. The Company has, in the past, discovered problems in implementing, upgrading or enhancing systems and may, in the future, experience delays or increased costs to correct such defects. There can be no assurance that the Company will meet anticipated completion dates for system replacements, upgrades or enhancements, that such work will be completed in a cost-effective manner, or that such replacements, upgrades and enhancements will support the Company's future growth or provide significant gains in efficiency. The failure of the replacements, upgrades and enhancements to meet these expected goals could result in increased system costs and could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business—Management Information Systems."

        Risks Related to International Operations.    The Company presently has operations in the United Kingdom, Australia, New Zealand, Norway, Denmark, and Mexico. The Company is planning to close its operations in Mexico during the second quarter of fiscal 2002. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties and compliance issues associated with accounting and reporting requirements and changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company's sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company's profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

        Variability of Employee-Related Costs.    The Company is responsible for all employee-related expenses for the temporary employees of its Company-owned and franchise agent offices, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. The Company maintains workers' compensation insurance for all claims in excess of a loss cap of $500,000 per incident, except with respect to locations in states where private insurance is not permitted and which are covered by state insurance funds. The Company accrues for workers' compensation costs based upon payroll dollars paid to temporary employees. The accrual rates vary based upon the specific risks associated with the work performed by the temporary employee. At the beginning of each policy year, the Company reviews the overall accrual rates with its outside actuaries and makes changes to the rates as necessary based primarily upon historical loss trends. Periodically, the Company evaluates its historical accruals based on an actuarially developed estimate of the ultimate cost for each open policy year and adjusts such accruals as necessary. These adjustments can either be increases or decreases to workers' compensation costs, depending upon the actual loss experience of the Company. Although management believes that the Company's accruals for workers' compensation obligations are adequate, there can be no assurance that the actual cost of workers' compensation obligations will not exceed the accrued amounts. In addition, there can be no assurance that the Company's programs to control workers' compensation and other payroll-related expenses will be effective or that loss development trends will not require a charge to costs of services in future periods to increase workers' compensation accruals. Unemployment insurance premiums are set by the states in which the Company's employees render their services. A significant increase in these premiums or in workers' compensation-related costs could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business—Risk Management Programs."

        Risks Related to Customers.    As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2000 and 2001, no single customer of the Company accounted for more than 3.0% and 5.6%, respectively, of the Company's sales of services. Nonetheless, the loss of any of the Company's significant customers could have an adverse effect on the Company's business, results of operations, cash flows or financial condition. The Company is also subject to credit risks associated with its trade receivables. During fiscal 2000 and fiscal 2001, the Company incurred costs of $4.0 million and $1.4 million, respectively, for bad debts. Should any of the Company's principal customers default on their large receivables, the Company's business, results of operations, cash flows or financial condition could be adversely affected. See "Business—Services."

        Variability of Operating Results; Seasonality.    The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the level of competition within its markets, the Company's ability to increase the productivity of its existing offices, control costs and expand operations, the timing and integration of acquisitions and the availability of qualified temporary personnel. In addition, the Company's results of operations could be, and have in the past been, adversely affected by severe weather conditions. The Company's fourth fiscal quarter consists of 16 or 17 weeks, while its first, second and third fiscal quarters consist of 12 weeks each. Moreover, the Company's results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company's fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector. Due to the foregoing factors, the Company has experienced in the past, and may possibly experience in the future, results of operations below the expectations of public market analysts and investors. The occurrence of such an event could likely have a material adverse effect on the price of the Common Stock. See "—Variability of Employee—Related Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations."

        Ability to Attract and Retain the Services of Qualified Temporary Personnel.    The Company depends upon its ability to attract and retain qualified personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which the Company operates have in the past and may continue to experience historically low rates of unemployment and the Company has experienced, and may continue to experience, significant difficulties in hiring and retaining sufficient numbers of qualified personnel to satisfy the needs of its customers. Furthermore, the Company may face increased competitive pricing pressures during such periods. There can be no assurance that qualified personnel will continue to be available to the Company in sufficient numbers and on terms of employment acceptable to the Company. The Company must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company to accept regular staff employment with customers of the Company. The inability to attract and retain qualified personnel could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business—Operations."

        Highly Competitive Market.    The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of clerical, light industrial and light technical temporary staffing companies are local, full-service or specialized operations with fewer than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national, full-service and specialized competitors in local, regional, national and international markets. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain regional or specialized markets where such firms may have a stronger presence. Furthermore, certain of its current and prospective customers may decide to fulfill their staffing needs independently. The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. The Company has experienced pricing pressures in virtually all areas of its business and expects these pressures to continue. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules. There can be no assurance that the Company will not encounter increased competition in the future, which could limit the Company's ability to maintain or increase its market share or gross margin, and which could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business—Competition."

        Reliance on Field Management.    The Company is dependent on the performance and productivity of its local managers, particularly market, area, regional and zone managers. The loss of some of the Company's key managers could have an adverse effect on the Company's operations, including the Company's ability to establish and maintain customer relationships. The Company's ability to attract and retain business is significantly affected by local relationships and the quality of services rendered by market, area, regional and zone managerial personnel. If the Company is unable to attract and retain key employees to perform these services, the Company's business, results of operations, cash flows or financial condition could be adversely affected. If any of these individuals do not continue in their management roles, there could be a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Business—Operations."

        Employer Liability Risks.    Providers of staffing services place people in the work places of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, discrimination or harassment, theft of customer property, misappropriation of funds, misuse of customers' proprietary information, employment of undocumented workers, other criminal activity or torts, claims under health and safety regulations and other claims. There can be no assurance that the Company will not be subject to these types of claims, which may result in negative publicity and the payment by the Company of monetary damages or fines which, if substantial, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

        Risks Related to Franchise Agent and Licensed Operations.    Franchise agent and licensed operations comprise a significant portion of the Company's sales of services and license fees. For fiscal 2000 and fiscal 2001, 20.1% and 22.7% respectively, of the Company's total sales of services and license fees were derived from franchise agent and licensed operations. In addition, the Company's ten largest franchise agents for fiscal 2001 (based on sales volume) accounted for 13.0% of the Company's sales of services. The loss of one or more of the Company's franchise agents and any associated loss of customers and sales, could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's franchise agent and license agreements contain two-year non-competition covenants, which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent or license agreements. In the past five fiscal years, the Company has commenced two actions to enforce the non-competition covenants. Both actions were resolved in the Company's favor. Should former franchise agents prevail at trial of such actions, or successfully appeal, the Company's ability to prevent franchise agents or licensees from operating competitive temporary staffing businesses, could be adversely affected. The Company has incurred, and may continue to incur, substantial attorneys' fees and litigation expenses for such lawsuits, both in furtherance of the Company's role as plaintiff and in defense of counterclaims or cross-complaints, for which insurance coverage typically is not available.

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

        Risks Related to Acquisitions.    In fiscal 2001, the Company did not make any strategic external acquisitions. The Company did acquire the interest of one franchise agent and it also bought out the interest of one licensee; however, these transactions were not significant. The Company has no near-term acquisition plans other than possible franchise agent buybacks or other licensee buyouts.

        Management of the Company assesses the recoverability of its long-lived assets, including goodwill and other intangible assets, by determining whether the amortization of the assets' balance over its remaining life can be recovered through projected undiscounted future cash flows from operations.

During fiscal 2001, a number of businesses the Company acquired over the past several years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry specific multiples, it was determined that a portion of the carrying amount of goodwill and other intangibles related to specific acquisitions had been permanently impaired in the fourth quarter of fiscal 2001. As a result, the Company recorded a pre-tax charge of approximately $19.1 million to write down these assets to estimated current net realizable values. Should the adverse effect of the economic recession continue to impact the profitability of the remaining businesses the Company has acquired, it is possible that further impairment may be assessed and that additional write downs may be recorded.

ITEM 2. PROPERTIES.

        The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. As of December 31, 2001, the Company owned four buildings, totaling approximately 66,000 square feet, which house its corporate headquarters. Certain of these buildings were subject to a trust deed that has been fully repaid. In fiscal 2000, the Company sold two buildings consisting of approximately 10,000 total square feet for cash proceeds of $1.0 million and consolidated its corporate operations utilizing office space made available from the discontinuation of its medical operations.

        In addition, the Company leases space for its Company-owned offices in the United States and abroad. The leases generally are for terms of one to five years and contain customary terms and conditions. The Company believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS.

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, property damage, errors and omissions, fidelity losses and fiduciary liability.

        On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case were Westaff, Inc., W. Robert Stover, Michael K. Phippen, Paul A. Norberg, Jack D. Samuelson, Gilbert L. Sheffield, Mike Ehresman and Does 1-10. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, and a demand for arbitration was made that asserted the legal theories of interference with prospective economic advantage and fraud. Discovery was completed in mid November 2001, and an arbitration hearing before a three-member panel commenced on December 3, 2001. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individual defendants except Mr. Norberg. The hearing proceeded against the Company and Mr. Norberg, and closing arguments were made on December 10, 2001. The majority of the arbitrators on the panel rendered an interim award on January 9, 2002 in favor of the claimant and against the Company and Mr. Norberg on the fraud theory, jointly and severally, with one arbitrator dissenting. The interim award was for the principal amount of $2,224,327 plus interest at the legal rate from the date of the award. The panel reserved jurisdiction to issue a final award which will include reasonable attorneys' fees and costs to which the claimant is entitled, subject to an application process. The Company moved to modify the principal amount of the award. The panel granted the Company's motion and issued an Order Modifying Interim Award on February 11, 2002, crediting the respondents for $800,000 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424,327. The Company has paid the principal plus interest at the legal rate from January 9, 2002. The claimant's application for an award of reasonable attorneys' fees and reimbursement of litigation costs was due to be filed by February 18, 2002 and respondents will have 20 days from that date in which to respond. A charge of $3.6 million was recorded as of November 3, 2001 as the estimated cost of the modified award plus expenses. Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock has been included for quotation in the Nasdaq National Market ("Nasdaq") under the symbol "WSTF" since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on Nasdaq.

	High	Low
Fiscal 2000:
First Quarter ended January 22, 2000	8.63	5.63
Second Quarter ended April 15, 2000	9.25	7.06
Third Quarter ended July 8, 2000	8.38	3.86
Fourth Quarter ended October 28, 2000	5.06	3.00
Fiscal 2001:
First Quarter ended January 20, 2001	3.25	1.50
Second Quarter ended April 14, 2001	3.03	2.31
Third Quarter ended July 7, 2001	3.35	2.05
Fourth Quarter ended November 3, 2001	3.30	1.35
Fiscal 2002:
First Quarter ended January 26, 2002	2.50	1.75

        On January 25, 2002, which was the last trading day of the first quarter of fiscal 2002, the last reported sales price on Nasdaq for the Common Stock was $2.32 per share. As of January 25, 2002, there were approximately 1,292 beneficial owners of the Common Stock.

        On June 20, 2000, the Company's Board of Directors declared a special cash dividend of $0.30 per share of Common Stock payable to shareholders of record as of July 5, 2000. The distribution, totaling $4.7 million, was paid on July 18, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year
	2001	2000	1999	1998	1997
	(Amounts in Thousands Except Per Share Amounts and Number of Offices)
Sales of services and license fees	$567,448	$662,955	$650,752	$599,709	$530,076
Operating income (loss)	(18,679)	14,793	25,350	24,020	15,523
Income (loss) from continuing operations	(32,101)	7,235	14,007	13,748	9,210

Diluted earnings (loss) per share—continuing operations	$(2.02)	$0.46	$0.88	$0.87	$0.60

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital	$16,562	$61,767	$59,853	$57,702	$45,184
Total assets	123,175	183,072	190,830	197,145	154,530
Short-term debt	30,000	13,250	14,100	20,423	21,298
Long-term debt (excluding current portion)	—	37,250	41,608	44,708	17,631
Stockholders' equity	39,492	73,166	74,941	67,483	57,296
OTHER OPERATING DATA:
Number of offices (at end of period)
Company-owned	254	257	264	267	226
Franchise agent	85	81	75	82	103
Licensed	10	16	24	25	11

Total	349	354	363	374	340

SYSTEM REVENUE DATA (EXCLUDING LICENSE FEES):
Domestic business services	$498,507	$604,520	$597,874	$549,689	$473,192
International business services	85,657	97,375	92,438	77,492	72,554

Total	$584,164	$701,895	$690,312	$627,181	$545,746

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

        In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding credit facilities and financing, sales, long-lived asset impairment, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, medical operations and acquisitions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-

looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: financing risks, fluctuation in the economy and financial markets, the risk of losing key employees, the Company's ability to expand operations, the effectiveness of the Company's current and future management information systems, the risks related to international operations and associated with foreign currency, the variability of employee-related costs, the risk associated with controlling operating expenses, the risk of losing customers, the Company's ability to increase the productivity of existing offices, the demand for temporary workers, the availability of temporary workers, the highly competitive industry, the effectiveness of management, employer liability risks, the risks related to franchise and license operations, the risk of Nasdaq delisting and the risks associated with acquisitions. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in "Factors Affecting Future Operating Results."

Overview

        The Company provides staffing services to, and employment opportunities at, competitive businesses in global markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of staffing solutions, including temporary, direct hire, replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 340 business services offices in 45 states, the District of Columbia and six foreign countries.

        The Company differentiates itself from other large temporary staffing companies by primarily focusing on recruiting and placing support personnel in secondary markets. These support personnel often fill clerical, light industrial and light technical positions such as word processing, data entry, reception, customer service and telemarketing, warehouse labor, manufacturing and assembly. These assignments support either core or non-core functions of the customer's business.

        The general level of economic activity and unemployment in the United States and the countries in which the Company operates significantly affects demand for the Company's staffing services. Companies generally use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders in which case the Company's business, results of operations, cash flows or financial condition may be adversely affected. As economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. Consequently, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. Therefore, a continued economic downturn could continue to have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

Recent Developments

        On January 14, 2002, the Company announced a change in leadership. Effective as of that date, Tom D. Seip, appointed President and Chief Executive Officer of the Company on May 1, 2001, resigned and was replaced by Dwight S. Pedersen. Mr. Pedersen had been serving as a member of the Company's Board of Directors since May 2001.

        Concurrent with the change in management, the Company implemented a restructuring plan designed to improve the Company's profitability. This restructuring plan will result in a fiscal 2002 first quarter pretax charge to operations of approximately $1.9 million. The restructuring charge includes costs associated with the abandonment of certain management information systems which were under development as well as severance, lease termination and other costs related to the Company's announced layoffs and office closures.

        At November 3, 2001 the Company had $30.0 million outstanding principal under its 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. The Company was out of compliance with certain covenants of these senior notes as well as with certain covenants of its revolving credit facility at the end of fiscal 2001. The Company is currently negotiating with the bank syndicate holding the revolving credit facility to amend and restate the credit facility agreement, thereby waiving default attributable to the covenant violations that existed at November 3, 2001. Although the Company had no amounts outstanding under the revolving credit facility at that date, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. As of the date of this filing on Form 10-K, the Company had $11.8 million in outstanding letters of credit, needs to arrange for an increase of $5.5 million in the letters of credit by March 15, 2002 and had no borrowings available to it under the existing facility. The senior noteholders have indicated they are awaiting the outcome of the credit facility negotiations and if those are completed in a satisfactory manner, they are willing to realign the covenants of the senior notes on a prospective basis and waive the covenant violations that existed at November 3, 2001.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. This bond is renewable annually on November 1 and 90 days advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Whereas no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are underway for the purpose of reducing the bond to $9.0 million by April 30, 2002, which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of $2.8 million. Should non-renewal of the bond occur as of November 1, 2002, the Company projects is will be required to either restructure its workers' compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative financing.

        The Company's financing challenges present risks to investors during calendar year 2002. See Item 1. Business—Factors Affecting Future Operating Results and "Liquidity and Capital Resources" within this Item 7 for further information on these recent developments.

Discontinued Operations

        During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999 the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. (Intrepid) under an asset purchase agreement. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6.6 million or $0.42 per share. These losses primarily represented reserves for trade and Medicare accounts receivable and due from licensee balances, and also included additional operating losses resulting from the extended period required to close the sale and a reduction in the estimated proceeds from the sale.

        During fiscal 2000, the Company recorded additional after-tax losses relating to discontinued operations of $0.8 million or $0.05 per share. This charge was primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

        From fiscal 1999 through fiscal 2001, the Company had received $1.7 million in cash proceeds from the sale of its medical operations with an additional $1.0 million due from Intrepid as the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1.1 million, mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $0.4 million. The Company was awarded the $1.0 million due on the promissory note, plus interest. In addition, the arbitrator did not find fraud and denied Intrepid's claim for punitive damages. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that may be subject to future determination, which the Company currently believes will not be significant. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1.8 million or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included additional reserves for potential liabilities, Medicare and other contingencies, as well as reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

        Recorded estimated losses on the disposal of the medical operations are based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances, and estimated costs to be incurred in filing and settling all remaining Medicare cost reports and other estimated legal and incidental costs. Currently, the Company believes it has adequately reserved for the reasonable outcome of future events, as evidenced by the net liability position existing at November 3, 2001. However, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

        The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of sales of services and license fees.

	Fiscal Year
	2001	2000	1999
Sales of services	99.8%	99.5%	99.5%
License fees	0.2%	0.5%	0.5%

Total sales of services and license fees	100.0%	100.0%	100.0%
Costs of services	79.7%	79.4%	78.8%

Gross profit	20.3%	20.6%	21.2%
Franchise agents' share of gross profit	3.0%	2.7%	2.6%
Selling and administrative expenses	15.3%	14.4%	13.4%
Depreciation and amortization	1.3%	1.3%	1.3%
Loss on impairment of intangible assets	3.4%	—	—
Arbitration award	0.6%	—	—

Operating income (loss) from continuing operations	(3.3)%	2.2%	3.9%
Interest expense	0.4%	0.5%	0.4%
Interest income	(0.1)%	(0.1)%	(0.1)%

Income (loss) from continuing operations before income taxes	(3.6)%	1.8%	3.6%
Provision for income taxes	2.1%	0.7%	1.4%

Income (loss) from continuing operations	(5.7)%	1.1%	2.2%

Fiscal 2001 compared to Fiscal 2000

        Sales of Services and License Fees.    Sales of services decreased $93.7 million, or 14.2%, for fiscal 2001 as compared to fiscal 2000. While average bill rates increased 4.2% in fiscal 2001 as compared to fiscal 2000, billed hours declined 17.7%. Fiscal 2001 included fifty-three weeks while fiscal 2000 included fifty-two weeks. After eliminating the effect of the extra week in fiscal 2001, billed hours declined 19.2%. Sales of services decreased 14.6% for domestic business services and 12.0% for international business services. The decline in domestic business services primarily reflects the economic slowdown during the year and the resulting current recession, which has decreased demand for staffing services across the majority of the Company's geographic regions. In the latter portion of fiscal 2001, the economic environment placed strong competitive pressures on pricing which negatively affected sales of services. Contingent on the duration of the U.S. economic recession, its recovery period and the extent of economic recovery attained, the Company currently estimates that year over year decrease in sales will continue through at least the first half of fiscal 2002, and possibly beyond. Global economic conditions and declines in foreign currency exchange rates negatively impacted the international results. Excluding the effect of rate fluctuations, fiscal 2001 international sales of services decreased 1.8% as compared to fiscal 2000.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees decreased $1.8 million or 57.7%, for fiscal 2001 as compared to fiscal 2000, primarily due to a decrease in licensees. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program, and two licensees essentially closed operations. In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. A $2.1 million pre-tax gain from the sale of these operations is included in fiscal 2001 selling and administrative expenses. License fee income from these operations ceased. In the fourth quarter of fiscal 2001 one of the remaining licensees converted to the Company's franchise agent program. Additionally, in the first quarter of fiscal 2002 the Company purchased the operations of one of its three remaining licensees. Consequently, the Company expects license fee revenue in fiscal 2002 periods to be significantly lower than comparable fiscal 2001 periods.

        Cost of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $74.4 million, or 14.1%, for fiscal 2001 as compared to fiscal 2000. Gross margin declined from 20.6% in fiscal 2000 to 20.3% in fiscal 2001; however, during the fourth quarter of fiscal 2000 the Company recorded an additional charge for workers' compensation costs of $2.1 million. The effective decrease in gross margin for fiscal 2001 is primarily due to lower license fees and the overall effects of the current recession. The Company strives to improve gross margin where feasible; however, with the recession and competitive pressures on prices, the opportunities available to increase gross margin are limited. The Company currently estimates that year over year decreases in gross margin will continue through at least the first half of fiscal 2002, and possibly beyond.

        Workers' compensation costs were 4.0% of direct labor for fiscal 2001 and 4.0% for fiscal 2000. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. Recent upward trends in the Company's actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company's workers' compensation accruals for these costs. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 4.2% to 4.7% of direct labor for fiscal 2002, as a result of increased workers' compensation costs across the industry. The Company reviews interim actuarial estimates and monitors accrual rates to ensure that they remain appropriate in light of loss trends; however, there can be no assurance that the Company's programs to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $0.8 million, or 4.4%, for fiscal 2001 as compared to fiscal 2000. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.7% during fiscal 2000 to 3.0% for fiscal 2001, reflecting a change in the relative mix of sales of services from company-owned, franchise and international business services.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $9.6 million, or 9.2%, for fiscal 2001 as compared to fiscal 2000. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.7% for fiscal 2000 to 16.6% for fiscal 2001. As noted above in "Sales of Services and License Fees", included in fiscal 2001 selling and administrative expenses is a $2.1 million gain on the sale of certain licensed operations. Additionally, fiscal 2000 includes $1.9 million in pre-tax charges as a result of the Company's terminated recapitalization. Absent these two items selling and administrative expenses, as a percentage of sales of services and license fees, were 17.0% and 15.4% for fiscal 2001 and fiscal 2000, respectively. The fiscal 2001 increase is primarily the result of declining sales outpacing the extent of reductions in selling and administrative expenditures.

        During fiscal 2001, the Company implemented a number of cost containment initiatives, including the closure or consolidation of non-performing offices and staff reductions, in an effort to reduce the impact of the sales decline on its profitability. Included in fiscal 2001 selling and administrative expenses are charges of approximately $0.5 million, primarily relating to severance and other office-closure costs. As noted above in "Recent Developments" the Company is implementing a restructuring plan which will result in a first quarter fiscal 2002 charge of approximately $1.9 million, primarily for costs associated with the abandonment of certain management information systems under development and severance, lease termination and other costs as a result of layoffs and office closures. The Company continues to seek viable ways to reduce costs where possible; however, there can be no assurance that material cost savings which have been or will be, identified or implemented will be adequate to improve operating income levels in future periods.

        Loss on Impairment of Intangible Assets.    Management of the Company assesses the recoverability of its long-lived assets, including goodwill and other intangible assets, by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows from operations. When such estimate of the future undiscounted cash flows is less than the carrying amount of the asset, a potential impairment exists. During fiscal 2001, a number of businesses the Company acquired over the past several years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry specific multiples, it was determined that the carrying amount of goodwill and other intangibles related to specific acquisitions had been permanently impaired in the fourth quarter of fiscal 2001. As a result, the Company recorded a pre-tax charge of $19.1 million to write down these assets to estimated current net realizable values.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of the Company's fiscal year 2003. With the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but instead will be evaluated for impairment by applying a fair-value-based test upon initial adoption of the Statement, and at least annually thereafter, with impaired assets written down to fair value. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company is assessing the impact of adopting SFAS 142, but has not yet determined the effect, if any, on its financial position or results of operations. Although goodwill amortization will cease at that time, it is possible that an additional impairment charge could be recorded based on the results of the fair-value approach under the new standard.

        Arbitration Award.    On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. On January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2.2 million, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $0.8 million paid to the claimants in January 2000, under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1.4 million. As a result of the arbitration, the Company recorded an accrued liability and related pretax charge of $3.6 million in the fourth quarter of fiscal 2001 for the estimated cost of the award, plus other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. However, in the opinion of management, possible additional charges (or gains) related to this matter are not expected to have a material effect on the Company's financial position or results of operations.

        Interest.    Interest expense decreased $0.6 million, or 20.1%, for fiscal 2001 as compared to fiscal 2000 due to lower debt levels under the Company's senior secured credit facilities. Interest income increased $0.4 million or 129.7% during the same period as a result of the short-term investment of excess cash from operations.

        Provision for Income Taxes.    For fiscal 2001, the Company had an income tax provision from continuing operations of approximately $11.7 million on a pre-tax loss of $20.4 million. The income tax provision was primarily caused by recognition of $19.2 million of deferred tax asset valuation allowances. These allowances were recorded against the tax assets arising from future deduction of federal, state and foreign taxable income because the Company has recently reassessed the potential for their realization in future years. Whereas it is possible these deferred tax assets could still be realized in the future, the Company currently evaluates it as unlikely these will be realizable. The Company has retained net deferred tax assets of $0.6 million from the net operating loss for fiscal 2001 because it believes it can realize these by carrying them back to taxes paid in fiscal 1999. Additionally, the Company retains a deferred tax asset of $0.8 million for fiscal 2000 taxable income, because it currently believes it will realize this as a result of future results of operations.

        Absent the valuation allowances recognized, the Company had an income tax benefit of $7.6 million, which represents an effective tax benefit rate of 37.2%. This income tax benefit is primarily generated by the charge for the loss on intangible asset impairment and arbitration award noted above and partially reduced due to permanent differences. The effective income tax rate for fiscal 2000 was 39.5%.

Fiscal 2000 compared to Fiscal 1999

        Sales of Services and License Fees.    Sales of services increased $12.4 million, or 1.9%, for fiscal 2000 as compared to fiscal 1999. Average bill rates increased 2.9% in fiscal 2000 as compared to fiscal 1999, while billed hours declined slightly. Same store sales increased by 3.3% for fiscal 2000 as compared to fiscal 1999. Sales of services increased 1.3% for domestic business services and 5.3% for international business services. Fiscal 2000 domestic sales of services were adversely affected by competitive pressures for the supply of temporary staff as a result of the low unemployment rates in the United States economy during fiscal 2000 as well as decreasing demand for temporary staffing services in some sectors of the economy as indications of an economic slowdown became apparent. Declines in foreign currency exchange rates negatively impacted the international results as reported. Excluding the effect of these rate fluctuations, fiscal 2000 international sales of services increased 13.0% as compared to fiscal 1999. Acquisitions did not have a significant effect on the increase in fiscal 2000 sales of services. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees. Fiscal 1999 acquisitions were limited to buy backs and conversion of six of the Company's franchise agents' operations to Company-owned offices.

        License fees decreased $199,000 or 6.1%, for fiscal 2000 as compared to fiscal 1999. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program, and two licensees essentially closed operations.

        Cost of Services.    Costs of services increased $13.7 million, or 2.7%, for fiscal 2000 as compared to fiscal 1999. Gross margin declined from 21.2% in fiscal 1999 to 20.6% in fiscal 2000 primarily due to higher workers' compensation costs and lower license fees. Additionally, the Company expanded its On-Location program accounts which generally carry lower margins than traditional service accounts, and experienced increased downward pressures on margins due to competition.

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

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses increased $8.2 million, or 8.6%, for fiscal 2000 as compared to fiscal 1999. As a percentage of sales of services and license fees, selling and administrative expenses increased from 14.7% for fiscal 1999 to 15.7% for fiscal 2000. Fiscal 2000 includes $1.9 million in pre-tax charges as a result of the Company's terminated recapitalization. Fiscal 2000 also reflects increased costs for bad debts, increased communication costs in connection with the Company's wide area network, higher depreciation and outside services costs for on-going management information system initiatives and increased foreign currency transaction losses due to the effect of declining exchange rates with the Company's international operations. Additionally, selling and administrative expenses for fiscal 1999 were lower as a result of domestic gross receipt tax refunds and United Kingdom advance corporation tax refunds.

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

Liquidity and Capital Resources

        Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth, and for management information systems initiatives. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

        Net cash provided by operating activities was $25.6 million, $16.7 million and $15.4 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. In fiscal 2001, cash generated from operations increased in spite of a net loss because a number of the expenses, including the impairment loss of $19.1 million and the deferred tax valuation allowance of $19.2 million were non-cash charges. Increased net cash flows were primarily provided by decreases in accounts receivable balances. As a result of the economic recession, collection of outstanding receivables outpaced the growth of receivables generated by current sales. Somewhat offsetting the increase in fiscal 2001 net cash flows generated by accounts receivable collections were reductions in the current year payroll, payroll tax and bank overdraft accruals. Additionally, prepaid income taxes were reduced as a result of approximately $1.9 million in tax refunds received related to prior fiscal years. In the first quarter of fiscal 2002, the Company received additional income tax refunds of $0.9 million and is anticipating further tax-related refunds of approximately $0.9 million during the remainder of fiscal 2002.

        Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $4.6 million, $4.4 million and $8.2 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. During the first fiscal quarter of 2002, the Company ceased further development on its Lawson

Software integrated front-to-back office system (see Item 1. Business—Management Information Systems). Currently, the Company anticipates that fiscal 2002 cash outflows for management information systems and other capital expenditures will be below fiscal 2001 levels.

        During fiscal 2001, no acquisition-related intangible assets were acquired. In fiscal 2000 and fiscal 1999, cash outflows for new acquisitions and for contingent payments under existing acquisitions totaled $0.1 million and $1.7 million, respectively. The Company currently intends to focus on internal operations and has no plans to make significant acquisitions at this time, but may continue to acquire certain of its franchise or licensed operations and convert these to company-owned. In the future, the Company may again pursue opportunities for growth through strategic external acquisitions.

        In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. Of the $2.1 million pre-tax gain from the sale of these operations, at November 3, 2001 the Company had received $0.7 million in cash proceeds with the balance represented by notes receivable due in installments through the first quarter of fiscal 2003.

        At November 3, 2001 the Company had $30.0 million outstanding principal under its 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. The Company was out of compliance with certain covenants of these senior notes at the end of fiscal 2001.

        The Company also maintains a five year revolving credit facility entered into on March 4, 1998. The maximum availability under this facility is $90.0 million, and it exists to meet letter of credit requirements in connection with its workers' compensation program, as well as for working capital purposes. As of the date of this filing on Form 10-K, there were no outstanding borrowings under the facility. However, the Company had $11.8 million in outstanding letters of credit covered by the facility, needs to arrange for an increase of $5.5 million in the letters of credit by March 15, 2002 and had no borrowings available to it under the existing facility. Further, the Company was out of compliance with certain covenants of the facility at the end of fiscal 2001. The Company believes that its workers' compensation collateral requirements will be met through cash collateral or increased letters of credit; however, the insurer may require the Company to satisfy such requirements through letters of credit only. If the Company were unable to satisfy the insurer's increased letter of credit requirements, the insurer could cancel the workers' compensation insurance program. If the Company loses workers' compensation insurance program coverage or is forced to reduce the amount of coverage available, there would be a material adverse effect on the Company's results of operations and financial condition which may adversely affect the trading price of its stock.

        The Company is currently negotiating with the bank syndicate holding the revolving credit facility to amend and restate the credit facility agreement thereby waiving default attributable to the covenant violations that existed at November 3, 2001. Additionally, the senior noteholders have indicated they are awaiting the outcome of the credit facility negotiations and if those are completed in a satisfactory manner, they have indicated they are willing to realign the covenants of the senior notes on a prospective basis and waive the covenant violations that existed at November 3, 2001. As of the date of this filing on Form 10-K, the senior noteholders have not delivered a notice of default to the Company, as is their right due to the covenant violations. However, because these covenant violations have not been cured, the Company has reclassified the entire $30.0 million of principal outstanding under the senior notes to a current liability on its balance sheet as at the November 3, 2001.

        As noted above, the Company is currently in negotiations with its bank syndicate as well as its senior noteholders to amend and restate its existing agreements, and has received proposed terms for the amended and restated agreements. While there can be no assurance that the Company will be successful in closing the amended and restated agreements or that the proposed terms will remain as is, the Company anticipates that the amended and restated agreements will result in significant up-front fees as well as higher borrowing rates and letter of credit fees as compared to the current agreement.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. This bond is renewable annually on November 1 and 90 days' advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Whereas no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are underway for the purpose of reducing the bond to $9.0 million by April 30, 2002, which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of $2.8 million. Should non-renewal of the bond occur as of November 1, 2002, the Company projects is will be required to either restructure its workers' compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative financing. There can be no assurance that the Company will be successful in restructuring its workers' compensation program, reducing letter of credit requirements, obtaining additional letters of credit or financial guarantee bonds or obtaining alternative financing.

        During fiscal 2001, fiscal 2000 and fiscal 1999, 95,000, 93,000 and 136,000 shares were reissued under the employee stock option and purchase plans with aggregate cash proceeds of $0.2 million, $0.4 million and $0.8 million, respectively. In fiscal 2000 and fiscal 1999, the Company repurchased 150,000 and 100,000 shares of common stock on the open market for aggregate cash consideration of $0.7 million and $0.7 million, respectively. Through January 29 of fiscal 2002, the Company repurchased an additional 5,200 shares at $0.013 million. The Company currently does not anticipate any further repurchases of its common stock during fiscal 2002.

        The Company has filed registration statements under the Securities Act with respect to an aggregate of 2.3 million shares of common stock reserved for issuance under its equity incentive plans, thus permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act upon the exercise of stock options. As of November 3, 2001 options to purchase an aggregate of 1,251,000 shares of common stock were outstanding under the Company's equity incentive plans. Concurrent with the January 14, 2002 resignation of the Company's former President and Chief Executive Officer, 700,000 of outstanding options were cancelled.

        In July 1998, the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100,000 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. In January 2000, the Company paid the selling parties $0.8 million in lieu of issuing additional shares. In March 2000, the selling parties, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced plaintiffs to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. On January 9, 2002, the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2.2 million, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company the $0.8 million previously paid, thereby reducing the award for compensatory damages to $1.4 million. As a result of the arbitration, the Company recorded an accrued liability and related pretax charge of $3.6 million in the fourth quarter of fiscal 2001 for the estimated cost of the award, plus other related expenses. As of

February 13, 2002, the Company has paid the $1.4 million principal, plus interest. The Company anticipates that the remainder of the obligations under the award will be paid during fiscal 2002.

        On June 20, 2000, the Company's Board of Directors declared a special cash dividend of $0.30 per share of common stock paid on July 18, 2000 to stockholders of record as of July 5, 2000. The distribution totaled $4.7 million. The Company currently does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

        The Company believes that if the debt agreements are modified, waivers of default are obtained and if additional financing is secured then these items plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt services obligations, at least through fiscal 2002. Additionally, it believes the amendment to the credit facility currently under negotiation will be sufficient to meet its letter of credit obligations in connection with its workers' compensation program. However, there can be no assurance that cash reserves and cash flows from operations will actually be sufficient, no assurance that the amendment to the credit facility will be satisfactorily completed and no assurance that if the amendment is completed it will provide sufficient availability to cover the letter of credit requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On July 14, 1999, following the completion of a screening process, the Company selected Arthur Andersen LLP as the Company's independent accountants. Arthur Andersen LLP accepted the engagement on August 18, 1999. The Company's stockholders have ratified the appointment of Arthur Andersen LLP at each annual meeting since then.

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

        For the Company's fiscal year ended October 28, 2000 and November 3, 2001, there were no disagreements with its accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information as of February 15, 2002 with respect to each person who is a director or executive officer of the Company(1) and includes certain significant key employees.

Name	Age	Position
W. Robert Stover(3)(5)	80	Chairman of the Board of Directors
Dwight S. Pedersen	57	President and Chief Executive Officer and Director
Dirk A. Sodestrom	44	Senior Vice President and Chief Financial Officer
Robin A. Herman	50	Senior Vice President, General Counsel and Secretary
M. John Grossu	59	Senior Vice President—Zone Manager (California)
Joseph M. Petitti	49	Senior Vice President, Director of Strategic Business Services
William M. Herbster	49	Senior Vice President, Product Development
Christa C. Leonard	44	Vice President and Treasurer
John P. Sanders	37	Vice President and Controller
Joseph R. Coute	54	Vice President and Director of Human Resources
David P. Wilson	39	Vice President, Director of Information Services
Jack D. Samuelson(2)(3)(4)(5)	76	Director

(1)
The Company has recruited and is in the process of appointing two new directors. There are presently three vacancies on the Board of Directors. Tom D. Seip and Gilbert L. Sheffield resigned their directorships in January 2002.

(2)
Member of the Audit Committee of the Board of Directors. The two new directors would serve on the Audit Committee as successors to Messrs. Sheffield and Pedersen. The Company is required to notify Nasdaq of such appointments by April 29, 2002.

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

        W. Robert Stover.    Mr. Stover founded the Company in 1948 and has been continuously involved in the management of the Company since that time. Since the Company's incorporation in 1954, Mr. Stover has held the position of Chairman of the Board of Directors. From 1954 to 1985, Mr. Stover served as President of the Company, and from 1985 to the end of calendar year 1998 as Chief Executive Officer. He stepped down as Chief Executive Officer effective January 1, 1999 and continued to serve as Chairman of the Board of Directors until May 3, 2000, when he assumed the position of interim President and Chief Executive Officer following the termination of the recapitalization agreement that was a management-led buyout transaction. Mr. Stover's interim service as President and Chief Executive Officer ended upon the hiring of a successor in that office effective May 1, 2001. He continues to serve as Chairman of the Board of Directors.

        Dwight S. Pedersen.    Mr. Pedersen was appointed as President and Chief Executive Officer of the Company effective January 14, 2002. He has been a director of the Company since May 1, 2001. He served on the Audit Committee of the Board of Directors from and after that date until he resigned from that committee upon becoming an employee of the Company. Prior to joining the Company, he was the Executive Vice President of Pinkertons, Inc., where he has been employed since January 1, 2000 following the acquisition of American Protective Services, Inc. He was employed by American Protective Services, Inc. for twenty-six years, having started as its first Controller in 1974. After a series of promotions, including service as Vice President-Finance, Senior Vice President and Executive Vice President of that company, he was named President and a director in 1988 and he became its Chief Executive Officer in 1992. His previous work history includes approximately four years with Wolf & Co., an accounting firm. He is a certified public accountant on inactive status.

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

        M. John Grossu.    Mr. Grossu joined the Company as Senior Vice President—Zone Manager (California) in May 1996. Effective February 1999, he was assigned additional responsibilities for international operations and his title was changed to Senior Vice President, Group Operations Europe and Zone Manager (California). In June 2000, he was appointed Senior Vice President, Strategic Business Solutions. His responsibilities were refocused in November 2001 when his title reverted to Senior Vice President—Zone Manager (California) and he continues to be responsible for overseeing the Company's international operations in Australia and New Zealand. Mr. Grossu's prior staffing industry experience includes approximately 25 years with Kelly Services, Inc.

        Joseph M. Petitti.    Mr. Petitti was hired in November 2001 as Senior Vice President, Director of Strategic Business Services. Mr. Petitti was previously employed by Innoventry as Senior Vice President of Operations from 1999 to 2001. From 1997 to 1999, he was employed by Centurion Capital Management, Inc. as President and Chief Operating Officer. He has twenty years' prior work experience in financial services, most recently from 1988 to 1997 with California Federal Bank where he progressed from Regional Manager to Executive Vice President of Retail Banking. He held various marketing management positions with Wells Fargo Bank and Citibank prior to joining California Federal Bank.

        William M. Herbster.    Mr. Herbster was hired in December 2001 as Senior Vice President, Product Development. He has an extensive background in the temporary staffing industry, most recently in 2001 as Executive Vice President of Select Personnel Services. From 1994 to 2001, he was employed by RemedyTemp, Inc. as Vice President, Sales and Marketing. From 1984 to 1994, he was employed by Manpower Inc. where his most recent title was U.S. Field Marketing Director. His other work experience includes approximately three years as Field Consultant with Runzheimer and Company, two years as Territory Manager with Economic Laboratory, and approximately three years as Zone Sales Manager with Motorola Communications and Electronics Division.

        Christa C. Leonard.    Ms. Leonard was hired as Vice President and Treasurer of the Company in November 2000 to fill a vacancy in the Office of Treasurer. Ms. Leonard was previously employed by USI Insurance Services Corp. as Vice President, Treasury and Tax, from 1996 to 2000. She has approximately nine years' prior work experience in the public accounting field, most recently from 1995 to 1996 with Roberts Schultz & Co., and also with Wallace Meyer & Co. from 1992 to 1994 and KPMG Peat Marwick & Co. from 1987 to 1992. She is a certified public accountant on inactive status.

        John P. Sanders.    Mr. Sanders was hired in February 2001 as Vice President and Controller to fill a vacancy in the Office of Controller. He was previously employed by Planetweb, Inc. as Controller from 1999 to 2001. Mr. Sanders began his career in 1986 with Deloitte & Touche, LLP where he was employed as Manager until 1993. His other previous work experience in financial management comes from working from 1997 to 1999 with Scan Health Plan as Director of Finance, from 1995 to 1997 with Affiliated Computer Services, Inc. as Vice President, and from 1993 to 1995 with Price Waterhouse LLP as Senior Manager. He is a certified public accountant on inactive status.

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

        Information concerning directors and executive officers under the caption "Election of Directors," "Board Meetings and Committees," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002 (the "Proxy Statement"), is incorporated herein by reference.

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

  3.
  Exhibits. The following exhibits are filed as a part of, or incorporated by reference into, this report:

Exhibit Number	Description
3.1	The Company's Third Amended and Restated Certificate of Incorporation.(1)
3.1.1	Certificate of Amendment of the Company's Third Amended and Restated Certificate of Incorporation.(7)
3.2	The Company's Restated Bylaws.(1)
3.2.1	Amendment of the Amended and Restated Bylaws, dated as of March 26, 1998.(7)
3.2.2	Amendment of the Amended and Restated Bylaws, effective September 24, 1998.(7)
3.2.3	Third Amendment of the Amended and Restated Bylaws, effective March 30, 1999.(10)
4.1.1	Form of New Specimen Certificate for the Company's Common Stock.(7)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)
10.3.4	Employment Agreement with W. Robert Stover.(7)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom.(12)

10.3.6	Employment Agreement between the Company and Tom D. Seip.(13)
10.3.6.1	Notice of Grant of Stock Option (Incentive) with Exhibit A, Stock Option Agreement.(13)
10.3.6.2	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement.(13)
10.3.6.3	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement.(13)
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.
10.7.6	Form of Notice of Grant of Stock Option.
10.7.7	Form of Stock Option Agreement.
10.7.8	Form of Notice of Grant of Automatic Stock Option.
10.7.9	Form of Automatic Stock Option Agreement.
10.8.7	Credit Agreement dated as of March 4, 1998.(4)
10.8.8	First Amendment to Credit Agreement dated as of May 15, 1998.(5)
10.8.9	Note Purchase Agreement dated May 15, 1998.(5)
10.8.10	Second Amendment to Credit Agreement dated as of July 23, 1998.(6)
10.8.11	First Amendment to Note Purchase Agreement dated as of November 16, 1998.(7)
10.8.12	Third Amendment to Credit Agreement dated as of January 22, 1999.(8)
10.8.13	Second Amendment to Note Purchase Agreement and Transaction Documents.(9)
10.8.14	Consent to Asset Sale and Release of Liens.(9)
10.8.15	Fourth Amendment to Credit Agreement dated as of December 15, 1999.(10)
10.8.16	Fifth Amendment to Credit Agreement dated as of November 7, 2000.(12)
10.9.1	Tax Indemnification Agreement by and among the Company and the current stockholders of the Company.(1)
10.10	Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.(1)
10.11	Westaff, Inc. Employee Stock Purchase Plan.
10.11.1	Stock Purchase Agreement for Employee Stock Purchase Plan.
10.11.2	Form of Enrollment/Change Form for Employee Stock Purchase Plan.
10.11.3	International Employee Stock Purchase Plan.
10.11.4	Stock Purchase Agreement for International Employee Stock Purchase Plan.
10.11.5	Form of Enrollment/Change Form for International Employee Stock Purchase Plan.
10.12	Exchange Agreement between the Company and W. Robert Stover.(1)
10.13	Form of Employment Contract with certain Named Executive Officers.
10.16	Mutual Termination and Release Agreement dated as of May 3, 2000 by and between Westaff Acquisition Corp., Westaff, Inc., The Stover Revocable Trust, The Stover 1999 Charitable Remainder Unitrust, The Stover Foundation, Cornerstone Equity Investors IV, L.P. and Centre Capital Investors III, L.P.(11)
21.1	Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP, independent public accountants.
24.1	Power of Attorney (see page IV-3).

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

(9)
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

(13)
Incorporated herein by reference to the exhibit with the same numbers filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 7, 2001.

(b)
Reports on Form 8-K

    Current Report on Form 8-K dated May 1, 2001 filed with the Securities and Exchange Commission on May 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Westaff, Inc.:

        We have audited the accompanying balance sheets of Westaff, Inc. (a Delaware Corporation) and its subsidiaries as of November 3, 2001 and October 28, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 3, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with accounting standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries as of November 3, 2001 and October 28, 2000, and the results of its operations and its cash flows for each of the three years in the period ended November 3, 2001 in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was out of compliance with its debt covenants as of November 3, 2001 and was unable to finalize amended agreements or obtain waivers for the defaults. Also, as discussed in Note 1, the Company has been notified by the issuer of its financial guarantee bond securing a portion of its workers' compensation obligations that the bond will not be renewed. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARTHUR ANDERSEN LLP

San Francisco, California
December 19, 2001 (except with respect to the matter discussed in Note 1 and Note 15, as to which the date is February 11, 2002)

Westaff, Inc.

Consolidated Balance Sheets
(Amounts in Thousands Except Per Share Amounts)

	November 3, 2001	October 28, 2000
ASSETS
Current assets:
Cash and cash equivalents	$6,443	$5,208
Trade accounts receivable, less allowance for doubtful accounts of $1,260 and $1,634	70,444	93,437
Due from licensees	1,615	4,387
Deferred income taxes	1,350	7,453
Net assets of discontinued operations		2,304
Other current assets	8,206	9,310

Total current assets	88,058	122,099
Property, plant and equipment, net	20,259	20,977
Deferred income taxes		4,108
Intangible assets, net of accumulated amortization of $11,005 and $9,209	13,181	34,531
Other long-term assets	1,677	1,357

	$123,175	$183,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings		$10,000
Current portion of loans payable	$30,000	3,250
Accounts payable and accrued expenses	40,749	46,704
Net liabilities of discontinued operations	192
Income taxes payable	555	378

Total current liabilities	71,496	60,332
Loans payable		37,250
Other long-term liabilities	12,187	12,324

Total liabilities	83,683	109,906

Commitments and contingencies (Notes 1, 2, 13 and 15)
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at November 3, 2001 and October 28, 2000	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings	6,209	40,343
Accumulated other comprehensive income	(3,301)	(3,306)

	39,649	73,778
Less treasury stock at cost, 34 shares at November 3, 2001 and 129 shares at October 28, 2000	157	612

Total stockholders' equity	39,492	73,166

	$123,175	$183,072

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Operations
(Amounts in Thousands Except Per Share Amounts)

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Sales of services	$566,145	$659,871	$647,469
License fees	1,303	3,084	3,283

Total sales of services and license fees	567,448	662,955	650,752
Costs of services	452,105	526,492	512,790

Gross profit	115,343	136,463	137,962
Franchise agents' share of gross profit	17,112	17,901	17,079
Selling and administrative expenses	86,544	95,152	87,367
Depreciation and amortization	7,645	8,617	8,166
Loss on impairment of intangible assets	19,121
Arbitration award	3,600

Operating income (loss) from continuing operations	(18,679)	14,793	25,350
Interest expense	2,529	3,164	2,524
Interest income	(765)	(333)	(330)

Income (loss) from continuing operations before income taxes	(20,443)	11,962	23,156
Income tax provision	11,658	4,727	9,149

Income (loss) from continuing operations	(32,101)	7,235	14,007
Loss on disposal of discontinued operations, net of income taxes	(1,794)	(784)	(6,611)

Net income (loss)	$(33,895)	$6,451	$7,396

Basic and diluted earnings (loss) per share:
Continuing operations:	$(2.02)	$0.46	$0.88

Discontinued operations:	$(0.11)	$(0.05)	$(0.42)

Net income (loss):	$(2.14)	$0.41	$0.47

Weighted average shares outstanding—basic	15,869	15,854	15,862

Weighted average shares outstanding—diluted	15,869	15,856	15,863

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Stockholders' Equity
(Amounts in Thousands)

	Common stock				Accumulated other comprehensive income	Treasury stock
			Additional paid-in capital	Retained earnings
	Shares	Amount				Shares	Amount	Total
Balance at October 31, 1998	15,948	$159	$37,341	$32,679	$(774)	108	$(1,922)	$67,483
Comprehensive income:
Net income				7,396
Currency translation adjustments					(126)
Total comprehensive income								7,270
Purchase of treasury stock						100	(675)	(675)
Stock issued under employees' stock purchase and option plans				(1,280)		(136)	2,102	822
Other			41					41

Balance at October 30, 1999	15,948	159	37,382	38,795	(900)	72	(495)	74,941
Comprehensive income:
Net income				6,451
Currency translation adjustments					(2,406)
Total comprehensive income								4,045
Cash dividends				(4,732)				(4,732)
Payment for stock acquisition contingency			(800)					(800)
Purchase of treasury stock						150	(712)	(712)
Stock issued under employees' stock purchase and option plans				(171)		(93)	595	424

Balance at October 28, 2000	15,948	159	36,582	40,343	(3,306)	129	(612)	73,166
Comprehensive income:
Net loss				(33,895)
Currency translation adjustments					5
Total comprehensive income								(33,890)
Stock issued under employees' stock purchase and option plans				(239)		(95)	455	216

Balance at November 3, 2001	15,948	$159	$36,582	$6,209	$(3,301)	34	$(157)	$39,492

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Cash flows from operating activities
Net income (loss)	$(33,895)	$6,451	$7,396
Adjustments to reconcile net income to net cash from operating activities:
Loss from discontinued operations	1,794	784	6,611
Depreciation	5,392	6,201	5,729
Amortization of intangible assets	2,253	2,416	2,437
Loss on impairment of intangible assets	19,121
Arbitration award	3,600
Provision for losses on doubtful accounts	1,520	4,000	2,458
Deferred income taxes	10,199	2,679	(3,552)
Gain from sale of licensed operations	(2,069)
Loss (gain) on disposal of assets	121	(211)
Changes in assets and liabilities:
Trade accounts receivable	21,565	(7,054)	(7,502)
Due from licensees	2,772	606	(1,759)
Other assets	2,165	(584)	(3,201)
Accounts payable and accrued expenses	(9,687)	(1,181)	(3,680)
Income taxes payable	161	132	(378)
Other long-term liabilities	(120)	1,346	(72)

Net cash provided by continuing operations	24,892	15,585	4,487
Net cash provided by discontinued operations	702	1,115	10,935

Net cash provided by operating activities	25,594	16,700	15,422

Cash flows from investing activities
Capital expenditures	(4,637)	(4,370)	(8,205)
Net (increase) decrease in notes receivable	(275)	140	72
Payments for intangibles and other investments		(136)	(1,660)
Investing activities of discontinued operations		31	1,675
Proceeds from sale of licensed operations	690
Sale of assets and investments		1,057	472

Net cash used in investing activities	(4,222)	(3,278)	(7,646)

Cash flows from financing activities
Net repayments under line of credit agreement	(10,000)	(1,000)	(4,600)
Repayments of note to related party			(972)
Principal payments on loans payable	(10,500)	(4,208)	(3,847)
Issuance of common stock	216	424	822
Repurchase of common stock		(712)	(675)
Payment for stock acquisition contingency		(800)
Distributions to stockholders		(4,732)

Net cash used in financing activities	(20,284)	(11,028)	(9,272)

Effect of exchange rate on cash	147	(234)	(107)

Net change in cash and cash equivalents	1,235	2,160	(1,603)
Cash and cash equivalents at beginning of year	5,208	3,048	4,651

Cash and cash equivalents at end of year	$6,443	$5,208	$3,048

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flows
(Amounts in Thousands)

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,592	$3,135	$4,266
Net income taxes paid (refunded)	(1,496)	2,057	12,429
Supplemental schedule of noncash investing and financing activities:
Notes receivable from sale of licensed operations	$1,379

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Notes to Consolidated Financial Statements

(Amounts in Thousands Except Per Share Amounts)

1.    Basis of Presentation

  Basis of presentation

        Westaff, Inc. (the Parent), a Delaware corporation, and its domestic and foreign subsidiaries (together, the Company), provide temporary staffing services in the United States, the United Kingdom, Denmark, Australia, New Zealand, Norway and Mexico. The consolidated financial statements include the accounts of Westaff, Inc. and its domestic and foreign subsidiaries. Material intercompany accounts and transactions have been eliminated.

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability or classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company faces significant financing and business challenges during calendar year 2002 which raises doubts about the Company's ability to continue as a going concern. As noted in Note 8, the Company has $30,000 outstanding principal under its 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. The Company was out of compliance with certain covenants of these senior notes as well as with certain covenants of its revolving credit facility as of November 3, 2001, the date of these financial statements. The Company is currently negotiating with the bank syndicate holding the revolving credit facility to amend and restate the credit facility agreement. If negotiations are successful, the Company would obtain a waiver for default attributable to the covenant violations that existed at November 3, 2001. Although the Company had no amounts outstanding under the revolving credit facility at that date, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. The Company has $11,842 in outstanding letters of credit, needs to arrange for an increase of $5,500 in the letters of credit by March 15, 2002 and had no borrowings available to it under the existing facility. The senior noteholders have indicated they are awaiting the outcome of the credit facility negotiations and, if those are completed in a satisfactory manner, they are willing to realign the covenants of the senior notes on a prospective basis and waive the covenant violations that existed at November 3, 2001. As of February 11, 2002, the senior noteholders have not delivered a notice of default to the Company, as is their right due to the covenant violations. However, because these covenant violations have not been cured, the Company has reclassified the entire $30,000 of principal outstanding under the senior notes to a current liability on its balance sheet at November 3, 2001 since the notes are currently callable.

        As noted above, the Company is currently in negotiations with its bank syndicate as well as its senior noteholders to amend and restate its existing agreements, and has received proposed terms for the amended and restated agreements. While there can be no assurance that the Company will be successful in closing the amended and restated agreements or that the proposed terms will remain as expected, the Company anticipates that the amended and restated agreements will result in reduced availability and significant up-front fees as well as higher borrowing rates and letter of credit fees as compared to the current agreement.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11,842 that secures a portion of its workers compensation premium and deductible obligations. This bond is renewable annually on November 1st and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Whereas no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are underway for the purpose of reducing the bond to $9,000 by April 15, 2002, which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of $2,842. Should non-renewal of the bond occur as of November 1, 2002, the Company projects it will be required to either restructure its workers compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative financing.

        The Company is aggressively pursuing all available options to rectify these business and financing challenges, including pursuit of alternative financing. To date, the Company has secured preliminary commitments for an additional $1,900 of subordinated debt financing and will likely aggressively investigate other financing alternatives, even if it is successful in amending and restating its existing bank and senior notes agreements. In addition, the Company will also explore other financing and strategic options available to it, as well as aggressively control costs to conserve liquidity. The Company believes that if the debt agreements are modified, waivers of default are obtained and if additional financing is secured then these items plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt service obligations, at least through fiscal 2002. Further, the Company currently believes it will attempt to implement a revised workers' compensation program that will result in a less onerous financing commitment than its current program. However, there can be no assurance that it will be successful with respect to any or all of these endeavors.

  Discontinued operations

        In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note 3). As a result of this decision, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net assets or liabilities of the discontinued operations in the Consolidated Financial Statements and notes thereto.

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

  Fiscal year

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal year 2001 includes 53 weeks and fiscal years 2000 and 1999 each include 52 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

  Cash and cash equivalents

        The Company considers all investments with initial maturities at purchase of three months or less to be cash equivalents.

  Concentrations of credit risk

        The Company's financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are mitigated due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. Furthermore, the Company routinely assesses the financial strength of its customers and provides for allowances for uncollectible accounts.

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

        The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and its licensees, the advances are reduced as remittances are received related to licensees' trade accounts receivable. Licensees have pledged trade receivables of $1,511 and $4,579 at November 3, 2001 and October 28, 2000, respectively, as collateral for such advances. Sales generated by license offices were $18,019, $42,024 and $42,843 for fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, two licensees purchased the Company's interest in their operations. Pre-tax income of $2,069 from the sale of these operations is included in fiscal 2001 selling and administrative expenses. The Company continues to support its current licensees, but is no longer offering license agreements to new prospects.

  Other current assets

        Other current assets include a number of differing assets such as prepaid expenses and notes receivable from affiliates.

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

  Acquisition and amortization

        Business acquisitions have been accounted for under the purchase method of accounting. The Company considers acquisitions completed under its "acquisition and franchise back" program to be business combinations within the meaning of Accounting Principles Board Opinion No. 16. Under the terms of these arrangements, the Company acquires an existing temporary staffing service business and the acquired business becomes a franchise agent upon acquisition.

        During fiscal years 2001, 2000 and 1999 the Company consummated acquisitions with total purchase prices of $8, $125 and $887 respectively. Tangible assets and specifically identifiable intangible assets associated with these acquisitions amounted to $8 for fiscal 2001, $13 for fiscal 2000 and $118 for fiscal 1999. The remaining purchase prices for these acquisitions were allocated to goodwill. Specifically identifiable intangible assets consist primarily of covenants not to compete and are amortized on a straight-line basis over the stated term of the agreement. Net goodwill ($12,641 and $33,295 at November 3, 2001 and October 28, 2000, respectively) is amortized over 20 to 40 years. Certain of these acquisitions included additional consideration contingent on sales, gross profits or pre-tax income of the acquired businesses in future periods. When such contingencies are earned, the additional cost is added to the affected intangible assets and amortized over the remaining life of the asset. Such amounts were $12 and $1,018 in fiscal 2000 and 1999, respectively. There were no contingent earn-outs in fiscal 2001. Currently, the Company believes that future consideration as a result of such contingencies will not be material. Unaudited pro forma information regarding revenues and net income has not been provided since the effect of these acquisitions was not material.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material effect on its financial position or results of operations.

  Impairment of long-lived assets

        Management of the Company assesses the recoverability of its long-lived assets, including goodwill and other intangible assets, by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows from operations. When such estimate of the future undiscounted cash flows is less than the carrying amount of the asset, a potential impairment exists. During fiscal 2001, a number of businesses the Company acquired over the past several years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry specific multiples, it was determined that a portion of the carrying amount of goodwill and other intangibles related to specific acquisitions had been permanently impaired in the fourth quarter of fiscal 2001. As a result, the Company recorded a pre-tax charge of $19,121 to write down these assets to estimated current net realizable values.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of Company's fiscal year 2003. With the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but instead will be evaluated for impairment by applying a fair-value-based test upon initial adoption of the Statement, and at least annually thereafter, with impaired assets written down to fair value. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company is assessing the impact of adopting SFAS 142, but has not yet determined the effect, if any, on its financial position or results of operations. Although goodwill amortization will cease at that time, it is possible that an additional impairment charge could be recorded based on the results of the fair-value approach under the new standard.

  Workers' compensation

        The Company self-insures the deductible amount related to workers' compensation claims under its paid loss retrospective program. The deductible amount was $500 per claim for policy years 2001, 2000 and 1999. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims incurred and reported and claims incurred but not reported, based on the Company's historical loss development trends. The amounts calculated may be subsequently revised by the actuary based on developments relating to such claims. In order to give recognition to obligations associated with the Company's workers' compensation program which are not expected to be paid in the following fiscal year, the Company has included $11,600 in other long-term liabilities at November 3, 2001 and October 28, 2000.

  Income taxes

        The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when it is more likely than not that a deferred tax asset is not realizable in the foreseeable future on a tax entity by entity basis. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

  Accounting for stock based compensation

        The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25).

  Translation of foreign currencies

        The functional currency for each of the Company's foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and all revenue and expense accounts are translated using weighted average exchange rates. Translation adjustments and gains or losses on intercompany foreign currency transactions that are of a long-term investment nature are included as a separate component of stockholders' equity. Aggregate transaction losses included in determining income (loss) from continuing operations were $12, $527 and $31 for fiscal years 2001, 2000 and 1999, respectively.

  Reclassifications

        The Company has reclassified certain amounts in the fiscal 1999 and fiscal 2000 financial statements in order to conform to the presentation adopted for fiscal 2001.

3.    Discontinued Operations

        During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999 the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. (Intrepid) under an asset purchase agreement. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances and received a note from Intrepid in the amount of $1,000. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6,611 or $0.42 per share. These losses primarily represented reserves for trade and Medicare accounts receivable and due from licensee balances, and also included additional operating losses resulting from the extended period required to close the sale and a reduction in the estimated proceeds from the sale.

        During fiscal 2000, the Company recorded additional after-tax losses relating to discontinued operations of $784 or $0.05 per share. This charge was primarily due to lower than expected settlements of Medicare cost reports.

        From fiscal 1999 through fiscal 2001, the Company had received $1,735 in cash proceeds from the sale of its medical operations with an additional $1,000 due from Intrepid as the balance of the purchase price under a guaranteed promissory note which was in default. In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1,085 mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $425. The Company was awarded the $1,000 due on the promissory note, plus interest. In addition, the arbitrator did not find fraud and denied Intrepid's claim for punitive damages. The Company has paid the amounts awarded to the claimant in full, except for certain indemnity claims that are subject to future determination, the resolution of which is not currently anticipated to be significant. The Company recorded an after-tax loss from discontinued operations of $1,794, or $0.11 per share, in fiscal 2001. The after-tax loss included the arbitration loss and additional reserves for potential liabilities, Medicare and other contingencies, as well as reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

        Summarized data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:

	Fiscal Year Ended
	November 3, 2001	October 28, 2001	October 30, 1999
Income statement data:
Estimated loss on disposal	$(2,573)	$(1,300)	$(10,987)
Income tax benefit	779	516	4,376

Loss on disposal of discontinued operations, net of income taxes	$(1,794)	$(784)	$(6,611)

Balance sheet data:
Current assets (primarily receivables)	$323	$2,944	$5,588
Other assets			108
Current liabilities	(515)	(639)	(1,449)
Noncurrent liabilities		(1)	(13)

Net assets (liabilities) of discontinued operations	$(192)	$2,304	$4,234

4.    Termination of Recapitalization Agreement

        On May 3, 2000 the Company announced that a recapitalization agreement signed on March 7, 2000 was terminated by mutual consent of all parties. In connection with the termination, Michael K. Phippen, then President and Chief Executive Officer, resigned and W. Robert Stover, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer. As a result of the recapitalization termination, the Company incurred $1,904 in pre-tax charges during fiscal 2000.

5.    Earnings per share

        The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	November 3, 2001	October 28, 2000	October 30, 1999
Income (loss) from continuing operations	$(32,101)	$7,235	$14,007

Denominator for basic earnings per share—weighted average shares	15,869	15,854	15,862
Effect of dilutive securities:
Stock options		2	1

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,869	15,856	15,863

Basic earnings (loss) per share	$(2.02)	$0.46	$0.88

Diluted earnings (loss) per share	$(2.02)	$0.46	$0.88

Antidilutive weighted shares excluded from diluted earnings per share	340	641	742

        Antidilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be antidilutive. Additionally, fiscal 2001 antidilutive weighted shares include outstanding options to purchase 59 shares of common stock which would have been dilutive had the Company not reported a loss from continuing operations.

6.    Transactions with Related Parties

        Prior to fiscal 2000, the Company had a management agreement with Western Video Images, Inc. (WVI), a company wholly owned by the Chairman of the Board and principal stockholder of the Parent, whereby the Company provided certain accounting, tax, legal, administrative and management services to WVI and charged a fee based upon the gross sales of WVI. Management fees charged to WVI were $52 for fiscal 1999. The Company is no longer providing management services to WVI.

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

7.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	November 3, 2001	October 28, 2000
Land	$1,183	$1,183
Buildings	6,705	6,705
Equipment, furniture and fixtures	47,702	44,593

	55,590	52,481
Less accumulated depreciation and amortization	(35,331)	(31,504)

	$20,259	$20,977

8.    Short-term Borrowings and Loans Payable

        As of March 4, 1998, the Company entered into an agreement with its existing syndicated bank group to provide senior secured credit facilities totaling $108,000. The facilities consist of a $90,000 five-year revolving credit agreement and an $18,000 six-year term loan. Direct advances under the revolving credit agreement are limited by outstanding irrevocable letter of credit up to a maximum of $20,000 and are secured by substantially all of the Company's domestic assets. Total advances are also limited under formulas based on total debt to total capitalization and on earning before interest, taxes, depreciation and amortization (EBITDA). At November 3, 2001, the Company was out of compliance with certain covenants of this facility. The Company is currently negotiating with the bank syndicate holding the facility to amend and restate the credit facility agreement, thereby waiving default attributable to the covenant violations that existed at November 3, 2001. Although the Company had no amounts outstanding under the revolving credit facility at that date, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. As of February 11, 2002, the Company had $11,842 in outstanding letters of credit, needs to arrange for an increase of $5,500 in the letters of credit by March 15, 2002 and had no borrowings available to it under the existing facility.

        On May 20, 1998, the Company completed a private placement of 10-year senior secured notes totaling $30,000 payable in equal annual installments beginning in the third quarter of fiscal 2002. These notes are secured by substantially all of the Company's domestic assets. Proceeds from the notes were used to repay outstanding borrowings of $22,600 under the existing revolving credit agreement, with the remainder used for working capital and general corporate purposes. At November 3, 2001 the Company had $30,000 outstanding principal under these notes and was out of compliance with certain covenants of these notes. The senior noteholders have indicated they are awaiting the outcome of the credit facility negotiations and if those are completed in a satisfactory manner, they have indicated they are willing to realign the covenants of the senior notes on a prospective basis and waive the covenant violations that existed at November 3, 2001. As of February 11, 2002, the senior noteholders have not delivered a notice of default to the Company, as is their right due to the covenant violations. However, because these covenant violations have not been cured, the Company has reclassified the entire $30,000 of principal outstanding under the senior notes to a current liability on its balance sheet at November 3, 2001.

        As noted above, the Company is currently in negotiations with its bank syndicate as well as its senior noteholders to amend and restate its existing agreements, and has received proposed terms for the amended and restated agreements. While there can be no assurance that the Company will be successful in closing the amended and restated agreements or that the proposed terms will remain as is, the Company anticipates that the amended and restated agreements will result in significant up-front fees as well as higher borrowing rates and letter of credit fees as compared to the current agreement.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11,842 that secures a portion of its workers' compensation premium and deductible obligations. This bond is renewable annually on November 1st and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Whereas no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are underway for the purpose of reducing the bond to $9,000 by April 30, 2002, which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of $2,842. Should non-renewal of the bond occur as of November 1, 2002, the Company projects it will be required to either restructure its workers' compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative financing.

        Short-term borrowings outstanding at October 28, 2000 under the revolving credit agreement were $10,000 with a weighted average interest rate of 7.5%. There were no outstanding borrowings under this credit facility at November 3, 2001.

        Loans payable consist of the following:

	November 3, 2001	October 28, 2000
Variable rate term loan issued under a senior secured credit facility, collateralized by the assets of the Company, interest 7.5% at October 28, 2000		$10,500
Senior secured notes payable, collateralized by the assets of the Company with semi-annual interest payments at 6.8% per annum	$30,000	30,000

	30,000	40,500
Less current portion	(30,000)	(3,250)

	$—	$37,250

        The fair value of the loans payable approximates the carrying value as of November 3, 2001 based on current rates available to the Company for debt with similar terms. Stated maturities of loans payable for each of the next five fiscal years are as follows: 2002—$4,286; 2003—$4,286; 2004—$4,286; 2005—$4,286; 2006—$4,286; and thereafter; $8,570.

9.    Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	November 3, 2001	October 28, 2000
Accrued payroll and payroll taxes	$12,324	$18,010
Accrued insurance/workers' compensation	11,000	11,360
Other	4,909	5,434
Arbitration award	3,600
Taxes other than income taxes	3,642	2,272
Accounts payable	3,589	3,434
Checks outstanding in excess of bank balances	1,685	6,194

	$40,749	$46,704

10.  Income Taxes

        The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Domestic	$(20,008)	$10,985	$22,722
Foreign	(435)	977	434

Income (loss) from continuing operations before income taxes	$(20,443)	$11,962	$23,156

        The provision for income taxes from continuing operations consists of the following:

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Current:
State and local	$79	$1,033	$2,946
Federal	1,350	3,628	10,041
Foreign	331	599	649

	1,760	5,260	13,636

Deferred:
State and local	1,662	(662)	(1,219)
Federal	7,510	329	(2,742)
Foreign	726	(200)	(526)

	9,898	(533)	(4,487)

	$11,658	$4,727	$9,149

        A reconciliation of income taxes provided at the statutory federal rate (35% in fiscal 2001, fiscal 2000 and fiscal 1999) and income taxes reported in the Consolidated Statements of Operations follows:

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Income tax provision (benefit) computed at federal statutory rate	$(7,155)	$4,187	$8,105
State taxes (net of federal benefit)	(1,045)	241	1,123
Valuation allowance	19,249
Permanent differences	183	82
Other	426	217	(79)

Income tax provision	$11,658	$4,727	$9,149

        At November 3, 2001 substantially all of the Company's net deferred tax assets were offset with a valuation allowance. The allowance was recorded against $19,249 of the Company's deferred tax assets due to the matters discussed in Note 1. The Company has retained net deferred tax assets of $600 from fiscal 2001's net operating loss because it believes these can be realized by carrybacks to fiscal 1999 taxes paid. Additionally, the Company has retained a deferred tax asset of $750 resulting from taxes paid in fiscal 2000 which management believes will be realized in 2002.

        The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows (includes the tax effect of temporary differences from discontinued operations):

	Fiscal year ended
	November 3, 2001	October 28, 2000
Workers' compensation	$9,590	$9,866
Accruals relating to discontinued operations	253	178
Other liabilities and accruals	2,298	1,455
State and foreign net operating loss carryforwards	2,182	1,782
Depreciation and amortization	6,276

Gross deferred tax assets	20,599	13,281
Valuation allowance	(19,249)

	1,350	13,281

Depreciation and amortization	—	1,127
Other	—	593

Gross deferred tax liabilities	—	1,720

Net deferred tax assets	$1,350	$11,561

        At November 3, 2001, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3,026. Income taxes have not been provided on the undistributed earnings because they have been permanently reinvested in the foreign subsidiaries. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company or if the foreign subsidiaries were sold at a gain. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

11.  Savings Plans

        The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible employees. Under both the deferred and 401(k) savings plans, employees may elect to contribute up to 15% of their eligible annual compensation, with the Company matching 25% of participant contributions up to the first 10% for fiscal years 2001, 2000 and 1999. Contributions for continuing operations were $432, $333 and $297 for these fiscal years, respectively.

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

  Treasury stock

        From time to time, the Company repurchases shares of its common stock on the open market. The repurchased shares may be used for reissuance under the Company's stock option and employee stock purchase plans. During fiscal 2001, the Company reissued 95 shares with aggregate cash proceeds of $216. When treasury shares are reissued, any excess of the proceeds over the acquisition cost of the shares is credited to additional paid-in-capital. Excess acquisition cost over the proceeds from reissuance, determined on a first-in first-out basis, is charged to additional paid-in-capital to the extent of previous net "gains", and then to retained earnings.

  Stock option plans

        The 1989/1990 Stock Option Plan provided for the granting of nonqualified options to executives and key employees to purchase the Company's common stock. The options vested during fiscal 1994 and fiscal 1995 and are exercisable at $6.40 per share for options granted in fiscal 1989 and $7.01 per share for options granted in fiscal 1990. Options to purchase 10 shares were outstanding at October 28, 2000. Based on plan provisions, as of November 4, 2000 all options outstanding under this plan have been cancelled. No further grants may be made under the 1989/1990 plan.

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

        At the May 23, 2001 annual stockholders' meeting, a majority of the Company's stockholders approved an amendment and restatement of the Company's 1996 Stock Option/Stock Issuance Plan. The amended and restated plan increases the number of shares reserved for issuance under the plan by 1,000 shares to 2,551 and increases the maximum number of shares, stock appreciation rights and direct stock issuances which may be granted to an individual in any calendar year from 500 to 1,000 shares.

        The Company applies APB 25 and related interpretations in accounting for the Plans. Accordingly, compensation cost is not recognized for incentive and nonqualified stock options, as the options were issued at fair market value. Pro forma information regarding net income and earnings per common share is required by Statement of Financial Accounting Standards No. 123 (SFAS 123) as if the Company had accounted for its employee stock options under the fair value method rather than the intrinsic value method under APB 25. The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had compensation cost been determined under SFAS 123:

	Fiscal year ended
	November 3, 2001	October 28, 2000	October 30, 1999
Net income (loss) as reported	$(33,895)	$6,451	$7,396
Pro forma net income (loss)	$(34,190)	$6,281	$6,394
Earnings (loss) per share as reported	$(2.14)	$0.41	$0.47
Pro forma earnings (loss) per share	$(2.16)	$0.40	$0.41

        Because stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

        The fair value of each option included in the following table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 2001, 2000 and 1999, respectively: zero dividend yield, expected volatility of 165.0%, 76.0% and 74.0%, expected lives of 6 years; and risk-free interest rates of 5.1%, 6.1% and 5.4%.

        The following summarizes the stock option transactions under the two plans:

	November 3, 2001		October 28, 2000		October 30, 1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year	367	$8.74	746	$9.93	786	$9.91
Granted at market value	1,039	2.06	29	3.87	11	6.18
Granted in excess of market value			106	9.01
Exercised					(11)	6.41
Cancelled	(155)	9.21	(514)	10.25	(40)	9.38

Options outstanding, end of year	1,251	$3.13	367	$8.74	746	$9.93

Options exercisable, end of year	468	$4.48	290	$9.25	457	$9.39

Options available for grant, end of year	1,173		1,066		687

Weighted average fair value of options granted during the year:
At market value		$1.99		$2.73		$4.27

In excess of market value				$5.70

        The following table summarizes information about stock options outstanding at November 3, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
$1.63— 3.75	1,054	9.47	$2.09	304	$2.07
$3.94— 6.00	26	8.43	4.45	16	4.72
$6.08— 9.50	131	4.72	9.05	108	8.99
$9.58—16.17	40	6.06	10.58	40	10.58

$1.63—16.17	1,251	8.85	$3.13	468	$4.48

        Concurrent with the January 14, 2002 resignation of the Company's former President and Chief Executive Officer (see Note 16), 700 of the outstanding options were cancelled.

  Employee stock purchase plan

        Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company's common stock. As of November 3, 2001 shares issued under the plan totaled 455. The effect of this plan on the pro forma disclosures under SFAS 123 has not been included as the impact on net income (loss) and earnings (loss) per share is not material.

13.  Leases

        The Company leases real and personal property under operating leases which expire on various dates. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. U.S. rental expense from continuing operations amounted to $5,203 in fiscal 2001, $5,035 in fiscal 2000 and $4,880 in fiscal 1999. Rental expense for foreign subsidiaries was $1,392 in fiscal 2001, $1,416 in fiscal 2000 and $1,222 in fiscal 1999. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

        Future minimum lease payments for all leases at November 3, 2001 are as follows:

Fiscal year
2002	$4,695
2003	3,006
2004	1,657
2005	692
2006	201
Thereafter	248

Total minimum lease payments	$10,499

14.  Operating Segments

        The Company has two reportable segments: domestic business services and international business services. Domestic business services provides temporary staffing services in clerical, light industrial and light technical positions through a network of company-owned, franchise agent and licensed offices. The segment consists of 14 geographically diverse company regions under the direction of regional/zone managers and one combined franchise region, each identified as an operating segment. Revenues from domestic business services are derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS 131 for reporting purposes. International business services comprise company-owned offices providing clerical and light industrial temporary staffing services in Australia, the United Kingdom, Norway, Denmark, New Zealand and Mexico. The Company employs several managing directors who oversee all operations in a country or several countries. Revenues are attributed to each country based on the location of the respective country's principal offices. International operations have been combined into one reportable segment under the provisions of SFAS 131 as they share a majority of the aggregation criteria and are not individually reportable.

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

        The following summarizes reporting segment data for fiscal years 2001, 2000 and 1999:

	Fiscal Year Ended November 3, 2001
	Domestic	International	Adjustments(1)	Consolidated
Total sales of services and license fees	$481,791	$85,657		$567,448

Operating loss from continuing operations	$(18,485)	$(194)		$(18,679)

Depreciation and amortization	$6,741	$904		$7,645

Expenditures for purchases of fixed assets	$3,802	$835		$4,637
Payments for intangibles and other	—	—		—

Total expenditures for long lived assets	$3,802	$835		$4,637

Total long lived assets	$29,974	$3,466		$33,440

Total assets	$103,779	$24,305	$(4,909)	$123,175

	Fiscal Year Ended October 28, 2000
	Domestic	International	Adjustments(1)	Consolidated
Total sales of services and license fees	$565,580	$97,375		$662,955

Operating income from continuing operations	$13,305	$1,488		$14,793

Depreciation and amortization	$7,712	$905		$8,617

Expenditures for purchases of fixed assets	$3,137	$1,233		$4,370
Payments for intangibles and other	136	—		136

Total expenditures for long lived assets	$3,273	$1,233		$4,506

Total long lived assets	$51,501	$4,007		$55,508

Total assets	$163,858	$22,524	$(3,310)	$183,072

	Fiscal Year Ended October 30, 1999
	Domestic	International	Consolidated
Total sales of services and license fees	$558,314	$92,438	$650,752

Operating income from continuing operations	$24,700	$650	$25,350

Depreciation and amortization	$7,524	$642	$8,166

Expenditures for purchases of fixed assets	$6,762	$1,443	$8,205
Payments for intangibles and other	1,609	51	1,660

Total expenditures for long lived assets	$8,371	$1,494	$9,865

(1)
Adjustments reflect assets related to discontinued operations and elimination of domestic investments in international subsidiaries.

15.  Commitments and Contingencies

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, property damage, professional malpractice, errors and omissions, fiduciary liability and fidelity losses.

        On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. On January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $800 paid to the claimants in January 2000 under a price protection clause in the asset purchase agreement (see Note 12), thereby reducing the award for compensatory damages to $1,424. As a result of the arbitration, the Company recorded an accrued liability and related pretax charge of $3,600 in the fourth quarter of fiscal 2001 for the estimated cost of the award, plus other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. However, in the opinion of management, possible additional charges (or gains) related to this matter are not expected to have a material effect on the Company's financial position or results of operations.

        From time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees. Management does not believe these cases will have a material adverse impact on the Company, except as described above.

16.  Subsequent Events

        On January 14, 2002, the Company announced a change in leadership. Effective as of that date, Tom D. Seip, appointed President and Chief Executive Officer of the Company on May 1, 2001, resigned and was replaced by Dwight S. Pedersen. Mr. Pedersen had been serving as a member of the Company's Board of Directors since May 2001.

        Concurrent with the change in management, the Company implemented a restructuring plan designed to improve the Company's profitability. This restructuring plan will result in a first quarter fiscal 2002 pretax charge to operations of $1,896. The restructuring charge will include costs associated with the abandonment of certain management information systems which were under development as well as severance, lease termination and other costs as a result of layoffs and office closures.

17.  Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 3, 2001 and October 28, 2000. The fourth quarter of fiscal years 2001 and 2000 consist of 17 and 16 weeks, respectively, while all other quarters consist of 12 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended November 3, 2001
Sales of services and license fees	$135,555	$126,325	$123,314	$182,254
Gross profit	27,420	26,063	25,327	36,533
Income (loss) from continuing operations	584	515	184	(33,384)
Loss from discontinued operations		(1,794)

Net income (loss)	$584	$(1,279)	$184	$(33,384)

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$0.04	$0.03	$0.01	$(2.11)

Loss from discontinued operations	$—	$(0.11)	$—	$—

Net income (loss)	$0.04	$(0.08)	$0.01	$(2.11)

Fiscal year ended October 28, 2000
Sales of services and license fees	$147,463	$149,357	$149,879	$216,256
Gross profit	30,437	31,817	30,953	43,256
Income from continuing operations	2,057	1,757	296	3,125
Loss from discontinued operations				(784)

Net income	$2,057	$1,757	$296	$2,341

Basic and diluted income (loss) per common share
Income from continuing operations	$0.13	$0.11	$0.02	$0.20

Loss from discontinued operations	$—	$—	$—	$(0.05)

Net income	$0.13	$0.11	$0.02	$0.15

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II
(Amounts in Thousands)

	Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Fiscal Year Ended October 30, 1999
Allowance for doubtful accounts	$786	$2,458	$0	$1,590	$1,654
Reserve on notes receivable	254	0	0	80	174
Allowance for doubtful accounts—discontinued operations	1,888	5,713	0	0	7,601
Disposal of discontinued operations	6,000	5,274	0	10,397	877
Fiscal Year Ended October 28, 2000
Allowance for doubtful accounts	$1,654	$4,264	$0	$4,284	$1,634
Reserve on notes receivable	174	150	0	0	324
Allowance for doubtful accounts—discontinued operations	7,601	1,043	0	8,537	107
Disposal of discontinued operations	877	257	0	663	471
Fiscal Year Ended November 3, 2001
Allowance for doubtful accounts	$1,634	$1,418	$0	$1,792	$1,260
Reserve on notes receivable	324	100	100		524
Allowance for doubtful accounts—discontinued operations	107	0	0	107	0
Disposal of discontinued operations	471	2,466		2,652	285
Valuation allowance on deferred tax assets	0	19,249	0	0	19,249

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ DWIGHT S. PEDERSEN Dwight S. Pedersen President and Chief Executive Officer
Date: February 19, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

        That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Dwight S. Pedersen and Dirk A. Sodestrom the lawful attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ W. ROBERT STOVER W. Robert Stover	Chairman of the Board	February 19, 2002
/s/ DWIGHT S. PEDERSEN Dwight S. Pedersen	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2002
/s/ DIRK A. SODESTROM Dirk A. Sodestrom	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2002
/s/ JOHN P. SANDERS John P. Sanders	Vice President and Controller (Principal Accounting Officer)	February 19, 2002
/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 19, 2002

QuickLinks

INDEX WESTAFF, INC.
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Westaff, Inc.
Consolidated Balance Sheets (Amounts in Thousands Except Per Share Amounts)
Westaff, Inc.
Consolidated Statements of Operations (Amounts in Thousands Except Per Share Amounts)
Westaff, Inc.
Consolidated Statements of Stockholders' Equity (Amounts in Thousands)
Westaff, Inc.
Consolidated Statements of Cash Flows (Amounts in Thousands)
Westaff, Inc.
Westaff, Inc. Notes to Consolidated Financial Statements (Amounts in Thousands Except Per Share Amounts)
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Amounts in Thousands)
SIGNATURES
POWER OF ATTORNEY