Form 10-K/A
period 2001-11-03
WESTAFF INC
filed 2002-03-04
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Common Stock, $0.01 par value per share
(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $21,154,113 as of February 28, 2002, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 28, 2002 the Registrant had outstanding 15,946,991 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The undersigned Registrant hereby amends the information set forth on the cover page immediately following the heading "Documents Incorporated by Reference" to read in full as follows: None.

INDEX
WESTAFF, INC.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended November 3, 2001 is being filed to amend Items 2 through 14, inclusive, to read as follows. No other changes are being made to the Form 10-K.

PART I

ITEM 1. BUSINESS.

        The following Business Section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors Affecting Future Operating Results" beginning on page 11 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. This Form 10-K for the fiscal year ended November 3, 2001 contains service marks of the Company.

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

        References in this Form 10-K to (i) the "Company," the "Registrant" or "Westaff" refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) "franchise agents" refer to the Company's franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

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

        Control Costs Through Emphasis on Risk Management.    Workers' compensation and unemployment insurance premiums are significant expenses in the temporary staffing industry and are particularly high in the light industrial sector. Furthermore, there can be significant volatility in these costs as evidenced by the significant hardening of workers' compensation insurance markets following the September 11, 2001 tragedy. Workers' compensation costs as a percentage of direct labor were 3.0%, 4.0% and 4.0%, respectively, for fiscal 1999, 2000 and 2001. The Company estimates that workers' compensation costs as a percentage of direct labor will be in the range of 4.2% to 4.7% for fiscal 2002 as a result of increased workers' compensation costs across the industry. The Company has developed risk management programs and loss control strategies that it believes improve management's ability to control these employee-related costs through pre-employment safety training, safety assessment and precautions in the work place, post-accident procedures and return to work programs. The Company also has created financial incentives for branch offices to implement its risk management procedures and aggressively manage these costs. The Company believes that its emphasis on controlling employee- related costs enables market managers to price services more competitively and improve profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 2. PROPERTIES.

        The executive offices of the Company are located at 301 Lennon Lane, Walnut Creek, California. As of February 28, 2002, the Company owned four buildings, totaling approximately 66,000 square feet, which house its corporate headquarters. Certain of these buildings were subject to a trust deed that has been fully repaid. In fiscal 2000, the Company sold two buildings consisting of approximately 10,000 total square feet for cash proceeds of $1.0 million and consolidated its corporate operations utilizing office space made available from the discontinuation of its medical operations. The Company expects that these buildings will be encumbered by a new deed of trust in favor of its lenders as collateral for an amended and restated credit facility and the senior secured notes.

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

        On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case were Westaff, Inc., W. Robert Stover, Michael K. Phippen, Paul A. Norberg, Jack D. Samuelson, Gilbert L. Sheffield, Mike Ehresman and Does 1-10. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, and a demand for arbitration was made that asserted the legal theories of interference with prospective economic advantage and fraud. Discovery was completed in mid November 2001, and an arbitration hearing before a three-member panel commenced on December 3, 2001. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individual defendants except Mr. Norberg. The hearing proceeded against the Company and Mr. Norberg, and closing arguments were made on December 10, 2001. The majority of the arbitrators on the panel rendered an interim award on January 9, 2002 in favor of the claimant and against the Company and Mr. Norberg on the fraud theory, jointly and severally, with one arbitrator dissenting. The interim award was for the principal amount of $2,224,327 plus interest at the legal rate from the date of the award. The panel reserved jurisdiction to issue a final award which will include reasonable attorneys' fees and costs to which the claimant is entitled, subject to an application process. The Company moved to modify the principal amount of the award. The panel granted the Company's motion, with one arbitrator dissenting, and issued an Order Modifying Interim Award on February 11, 2002, crediting the respondents for $800,000 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424,327. The Company has paid the principal plus interest at the legal rate from January 9, 2002. The claimant's application for an award of reasonable attorneys' fees and reimbursement of litigation costs was filed on February 18, 2002 and respondents have 20 days from that date in which to respond. A charge of $3.6 million was recorded as of November 3, 2001 as the estimated cost of the modified award plus expenses. Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

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

	High	Low
Fiscal 2000:
First Quarter ended January 22, 2000	8.63	5.63
Second Quarter ended April 15, 2000	9.25	7.06
Third Quarter ended July 8, 2000	8.38	3.86
Fourth Quarter ended October 28, 2000	5.06	3.00
Fiscal 2001:
First Quarter ended January 20, 2001	3.25	1.50
Second Quarter ended April 14, 2001	3.03	2.31
Third Quarter ended July 7, 2001	3.35	2.05
Fourth Quarter ended November 3, 2001	3.30	1.35
Fiscal 2002:
First Quarter ended January 26, 2002	2.50	1.75
Second Quarter through February 28, 2002	2.40	1.90

        On February 28, 2002, the last reported sales price on Nasdaq for the Common Stock was $2.26 per share. As of February 28, 2002, there were approximately 1,292 beneficial owners of the Common Stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet. Further, the Company currently has no plans to include derivative financial instruments in its investment portfolio. Finally, the Company's sole debt instrument with outstanding borrowings is not subject to a fluctuating interest rate, thereby minimizing its exposure to market risk with respect to interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable. For the Company's fiscal years ended October 28, 2000 and November 3, 2001, there were no disagreements with its accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information as of February 28, 2002 with respect to each person who is a director or executive officer of the Company(1) and includes certain significant key employees.

Name	Age	Position
W. Robert Stover(3)(5)	80	Chairman of the Board of Directors
Dwight S. Pedersen(5)	57	President and Chief Executive Officer and Director
Dirk A. Sodestrom	44	Senior Vice President and Chief Financial Officer
Robin A. Herman	50	Senior Vice President, General Counsel and Secretary
M. John Grossu	59	Senior Vice President—Zone Manager (California)
Joseph M. Petitti	49	Senior Vice President, Director of Strategic Business Services
William M. Herbster	50	Senior Vice President, Product Development
Christa C. Leonard	44	Vice President and Treasurer
John P. Sanders	37	Vice President and Controller
Joseph R. Coute	54	Vice President and Director of Human Resources
David P. Wilson	39	Vice President and Director of Information Services
Jack D. Samuelson(2)(3)(4)(5)	76	Director
Ronald D. Stevens(2)(4)	58	Director
Walter W. Macauley(2)(5)	59	Director

(1)
The Company has appointed two new directors effective February 24, 2002 to fill the vacancies that resulted from the resignations of Tom D. Seip and Gilbert L. Sheffield in January 2002. There is presently one vacancy on the Board of Directors.

(2)
Member of the Audit Committee of the Board of Directors. The two new directors serve on the Audit Committee as successors to Messrs. Sheffield and Pedersen. The Company has notified Nasdaq of such appointments.

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

        David P. Wilson.    Mr. Wilson was hired in December 1997 as Field Automation Manager, focusing on the field automation process. In June 1998, he was assigned the additional task of managing the customer service and help desk functions of the Company's Information Services Department. Mr. Wilson was promoted to Vice President and Director of Information Services in January 2001.

        Jack D. Samuelson.    Mr. Samuelson has been a director of the Company since March 1995. Mr. Samuelson co-founded Samuelson Brothers in 1957 to engage in general construction and commercial real estate development. Mr. Samuelson has been its President and Chairman of the Board from incorporation to the present. Samuelson Brothers sold its construction business in 1979 and since then has continued to develop industrial and commercial real estate. It is now known as Samuelson Partners. Mr. Samuelson is also a director of Nationwide Health Properties, Inc., a New York Stock Exchange-listed real estate investment trust focused on healthcare-related properties.

        Ronald D. Stevens.    Mr. Stevens was appointed as a director of the Company effective February 24, 2002. He began his business career in 1967 with Arthur Andersen & Co. and became an audit partner in that organization in 1977. He left Arthur Andersen & Co. at the end of 1990 and joined in opening Productivity Consulting Group, Inc. Since October 1996 he has been Executive Vice President and Chief Financial Officer of Robertson-Ceco Corporation.

        Walter W. Macauley.    Mr. Macauley was appointed as a director of the Company effective February 24, 2002. His staffing industry career began at Manpower Inc. where he was Vice President, Sales and Marketing from 1974 to 1978. He was President and Chief Executive Officer and a director of Adia Services Inc. from 1979 to 1992. He was a private investor in 1993 and 1994. From 1995 to 1996 he was President and Chief Executive Officer and a director of Career Horizons, Inc. In 1997 he became Vice Chairman of AccuStaff Inc. and in 1998 he served as a consultant to AccuStaff Inc. Since 1999 he has been a private investor.

        Information concerning directors and executive officers under the caption "Election of Directors" and "Board Meetings and Committees," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002 (the "Proxy Statement"), is incorporated herein by reference.

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

        Based solely on the Company's review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal 2001, except as follows: the Stover Foundation filed a Form 4 statement of changes in beneficial ownership report for the month of September 2001 on February 15, 2002. On the relevant dates, Mr. Stover was the Company's Chairman of the Board.

ITEM 11. EXECUTIVE COMPENSATION.

  Summary Compensation Table

        The following table sets forth the compensation earned by all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during fiscal 2001 and the four other highest-paid executive officers who were serving at the end of fiscal 2001 whose salary and bonus for fiscal 2001 was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No executive officer who would have otherwise been includable in such table on the basis of salary and bonus earned for fiscal 2001 has been excluded by reason of his or her termination of employment or change in executive status during that fiscal year. The individuals included in the table collectively will be referred to as the "Named Officers."

Long-Term Compensation Securities Underlying Options (#)(1)
Annual Compensation
Name and Principal Position					All Other Compensation ($)(5)(6)(7)
	Year	Salary ($)	Bonus($)
W. Robert Stover Chairman of the Board of Directors(2)	2001 2000 1999	237,693 221,538 104,616	— — —	— — —	6,008 5,608 2,619
Tom D. Seip President and Chief Executive Officer(3)	2001 2000 1999	228,846 — —	— — —	1,000,000 — —	106 — —
Dirk A. Sodestrom Senior Vice President and Chief Financial Officer(4)	2001 2000 1999	225,096 165,000 150,000	— — —	— 15,000 —	1,424 1,098 776
Robin A. Herman Senior Vice President, General Counsel and Secretary	2001 2000 1999	162,692 143,461 137,077	— — —	— — —	4,296 3,834 3,702
M. John Grossu Senior Vice President—Zone Manager (California)(8)	2001 2000 1999	225,000 182,500 144,519	— 16,350 62,505	— — —	5,931 5,636 1,983
David P. Wilson Vice President, Director of Information Services(9)	2001 2000 1999	147,206 124,354 114,687	12,502 — 23,893	10,000 — —	299 254 154

(1)
Long-term compensation has not been included in the table because such information is not applicable.

(2)
Mr. Stover relinquished the title of interim President and Chief Executive Officer effective May 1, 2001.

(3)
Mr. Seip became President and Chief Executive Officer on May 1, 2001. He resigned as an officer and director effective January 14, 2002.

(4)
Mr. Sodestrom was named Chief Financial Officer effective January 1, 2001.

(5)
All other compensation for fiscal 1999 includes employer matching contributions under the Westaff Deferred Savings Plan for fiscal 1999, the second year in which such contributions were made. The matching contributions for fiscal 1999 again were 25% of the first ten percent of the participant's contribution to the plan, and were equal to $2,615 for Mr. Stover, $750 for Mr. Sodestrom, $3,427 for Ms. Herman, $1,783 for Mr. Grossu, and zero for Mr. Wilson. Also includes employer's portion of basic life insurance premium (per month) in the amount of $4 for Mr. Stover, $26 for Mr. Sodestrom, $23 for Ms. Herman, $17 for Mr. Grossu, and $13 for Mr. Wilson. Employer's portion was 17 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000 except for Mr. Stover whose maximum was $23,000.

(6)
All other compensation for fiscal 2000 includes employer matching contributions under the Westaff Deferred Savings Plan for fiscal 2000, the third year in which such contributions were made. The matching contributions for fiscal 2000 again were 25% of the first ten percent of the participant's contribution to the plan, and were equal to $5,539 for Mr. Stover, $792 for Mr. Sodestrom, $3,544 for Ms. Herman, $5,330 for Mr. Grossu, and zero for Mr. Wilson. Also includes employer's portion of basic life insurance premium (per month) in the amount of $6 for Mr. Stover, $26 for Mr. Sodestrom, $23 for Ms. Herman, $26 for Mr. Grossu, and $21 for Mr. Wilson. Employer's portion was 17 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000 except for Mr. Stover whose maximum was $45,000.

(7)
All other compensation for fiscal 2001 includes employer matching contributions under the Westaff Deferred Savings Plan for fiscal 2001, the fourth year in which contributions were made. The matching contributions for fiscal 2001 again were 25% of the first ten percent of the participant's contribution to the plan, and were equal to $5,942 for Mr. Stover, zero for Mr. Seip, $1,118 for Mr. Sodestrom, $3,990 for Ms. Herman, $5,625 for Mr. Grossu, and zero for Mr. Wilson. Also includes employer's portion of basic life insurance premium (per month) in the amount of $6 for Mr. Stover, $9 for Mr. Seip, $26 each for Mr. Sodestrom, Ms. Herman, and Mr. Grossu, and $21 for Mr. Wilson. Employer's portion was 17 cents per $1,000 of coverage and allowed coverage was one time base salary up to a maximum of $150,000 except for Mr. Stover whose maximum was $30,000.

(8)
Mr. Grossu was paid commissions for fiscal 2000 but no bonus for that year. He was paid a bonus of $40,205 and commissions of $22,300 for fiscal 1999.

(9)
Mr. Wilson's bonus paid in fiscal 2001 was an incentive payment for services rendered the previous fiscal year under a corporate staff incentive program.

Option Grants in Last Fiscal Year

        There were two stock option grants made during fiscal 2001 under the Company's 1996 Stock Option/Stock Issuance Plan to the Named Officers. The table below sets forth information with respect to such option grants. No stock appreciation rights were granted to the Named Officers during such fiscal year.

		Individual Grants(1) Percent of total options/SARs granted to employees in fiscal year(%)(2)			Potential realizable value at assumed annual rates of stock price appreciation for option term(4)
	Number of securities underlying Options/SARs granted(#)
Name			Exercise Price or base price($/Sh)	Expiration Date
					5%($)	10%($)
Tom D. Seip(3)	1,000,000	97%	2.0500	04/30/11	1,288,788	3,265,784
David P. Wilson	10,000	1%	2.5625	02/28/11	16,115	40,840

(1)
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

(2)
Based on options to purchase an aggregate of 1,030,000 shares granted to employees during fiscal 2001 under the 1996 Stock Option/Stock Issuance Plan.

(3)
Under this option grant to Mr. Seip, of the 1,000,000 aggregate shares granted on the date his employment began, 243,900 shares were granted as incentive stock options and 756,100 shares were granted as nonqualified stock options. The exercise price for all the option shares granted to Mr. Seip was equal to the fair market value on the date of grant. The option shares were to vest in five installments, with vesting of the first installment to occur upon the hire date (the "Vesting Commencement Date") and continued vesting to occur annually thereafter upon Mr. Seip's completion of each additional year of service measured from the first anniversary of the Vesting Commencement Date through the fourth anniversary of the Vesting Commencing Date. A total of 300,000 option shares were immediately vested on the date of grant. 700,000 of the option shares were cancelled upon Mr. Seip's resignation effective January 14, 2002.

(4)
Potential realizable value is based on an assumption that the stock price appreciates at the annual rates shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on requirements promulgated by the SEC and do not reflect the Company's estimate of its future stock price.

Aggregate Option Exercises and Fiscal Year End Values

        None of the Named Officers exercised an option during fiscal 2001. The table below sets forth information with respect to the unexercised options held by the Named Officers as of the end of fiscal

2001. No stock appreciation rights were exercised during fiscal 2001, and no stock appreciation rights were outstanding at the end of fiscal 2001.

			Number of Securities Underlying Unexercised Options at Fiscal Year End(#)
					Value of Unexercised In-the-Money Options At Fiscal Year End($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Robert Stover	—	—	—	—	—	—
Tom D. Seip(2)	—	—	300,000	700,000	—	—
Dirk A. Sodestrom	—	—	35,125	10,625	—	—
Robin A. Herman	—	—	27,000	—	—	—
M. John Grossu	—	—	—	22,500	—	—
David P. Wilson	—	—	—	10,000	—	—

(1)
Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at November 3, 2001 (based on the closing price of $1.85 for the Company's Common Stock on Nasdaq for November 2, 2001 the trading day immediately preceding the end of fiscal 2001) and the exercise price of the options.

(2)
Due to the cessation of Mr. Seip's employment, the 300,000 exercisable option shares will be cancelled if they are not exercised within twelve months from the January 14, 2002 effective date of his resignation. The 700,000 unexercisable option shares were unvested at the time of his resignation and they were cancelled immediately.

Directors' Compensation

        Non-employee Board members each received an annual fee of $15,000 for service on the Board in fiscal 2001 and an additional fee of $1,000 for each meeting attended in person and $500 for each telephonic meeting attended, if called by the Chairman of the Board or an employee Board member. Non-employee Board members also were reimbursed for their reasonable expenses incurred in connection with attending Board meetings. The Company anticipates no increase in such directors' compensation during fiscal 2002. No additional compensation was paid to any of the directors during fiscal 2001 for their committee service.

        In addition, non-employee Board members are eligible to receive periodic option grants under the Automatic Option Grant Program in effect under the Company's 1996 Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program, each individual who subsequently joins the Board as a non-employee director will receive at that time an option grant, provided such individual has not previously been in the Company's employ. In addition, at each annual stockholders' meeting each individual who continues to serve as a non-employee Board member presently is entitled to an option grant for 3,000 shares with an exercise price equal to the fair market value of the option shares on the grant date, provided such individual has served as a Board member for at least six months.

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

        Pursuant to the terms of the Automatic Option Grant Program, Messrs. Sheffield and Samuelson, the two individuals serving as non-employee Board members at the time of the Company's Initial

Public Offering on April 30, 1996 (the "Offering"), each received an option grant for 1,500 shares with an exercise price of $9.33 per share (based on the original $14.00 per share price at which the Common Stock was sold in the Offering and adjusted for a three-for-two stock split effected in the form of a stock dividend on May 29, 1998 to shareholders of record on May 18, 1998 (the "Stock Split")). As of the Company's first Annual Meeting on April 15, 1997, Messrs. Sheffield and Samuelson each also received an automatic option grant for 1,500 shares with an exercise price of $6.08 per share (based on the closing selling price of the Company's Common Stock on that date and adjusted for the Stock Split), due to their continuing service as non-employee directors. In addition, as of the Company's second Annual Meeting on March 26, 1998, Messrs. Sheffield and Samuelson each also received an automatic option grant for 3,000 shares with an exercise price of $16.17 per share (based on the closing selling price of the Company's Common Stock on that date and adjusted for the Stock Split). Moreover, as of the Company's third Annual Meeting on March 30, 1999, Messrs. Sheffield and Samuelson each received an automatic option grant for 3,000 shares with an exercise price of $6.00 per share, as of the Company's fourth Annual Meeting on June 20, 2000, they each received an automatic option grant for 3,000 shares with an exercise price of $3.94 per share and as of the Company's fifth Annual Meeting on May 23, 2001 they each received an option grant for 3,000 shares with an exercise price of $3.20 per share based on the closing selling price of the Company's Common Stock on those dates).

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

        Due to Mr. Sheffield's resignation of his directorship dated January 15, 2002, the 3,000 option shares that were automatically granted to him on May 23, 2001 were cancelled because he had not yet completed another year of service measured from the date of grant. The remainder of his 14,250 option shares will be cancelled if they are not exercised within twelve months from the date of his resignation.

        As newly appointed non-employee directors of the Company, Ronald D. Stevens and Walter W. Macauley each received an initial option grant for 3,000 shares with an exercise price of $2.20 per share (based on the closing selling price of the Company's Common Stock on February 25, 2002, the first trading day following the effective date of their appointment on Sunday, February 24, 2002). These grants were made pursuant to the terms of the Automatic Option Grant Program. Each of these options has a maximum term of ten years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. The options become exercisable following the optionees' completion of one year of Board service measured from the grant date.

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

        Mr. Stover voluntarily relinquished the Chief Executive Officer title as of December 31, 1998 and the Company entered into a new employment agreement with him effective January 1, 1999 which replaced the amended agreement of August 14, 1997. No consideration was paid to Mr. Stover for his having relinquished the Chief Executive Officer's title. The 1999 agreement contains a renegotiated compensation package for Mr. Stover in his continuing role as Chairman of the Board, including a lesser annual salary of $75,000. Mr. Stover's annual salary was increased to $375,000 effective May 3, 2000 due to his having assumed the position of interim President and Chief Executive Officer. His salary remained at that annual rate until May 1, 2001, when Tom D. Seip was hired as successor President and Chief Executive Officer. Mr. Stover's salary reverted to $75,000 when Mr. Seip succeeded him. Mr. Stover has continued to serve as Chairman of the Board since May 1, 2001.

        Mr. Stover's compensation package otherwise remains the same as under the 1999 agreement and includes payment of office relocation expenses for suitable offsite leased premises, payment of monthly office rent as well as all related leasehold expenses including parking, utilities, janitorial services, and a pro rata share of increases in operating expenses and real estate taxes over calendar year 1999 under a two-year lease for such premises, payment of his executive assistant's annual salary, continued participation by Mr. Stover and his executive assistant in present and future employee benefit plans including group health, life, supplemental life, long-term disability, accidental death and dismemberment insurance, a 401(k) savings plan and a deferred savings plan, and reimbursement for reasonable travel and other business expenses. Due to the expiration of the lease for Mr. Stover's off-site office quarters on or about December 13, 2000, he and his assistant have been utilizing offices at the Company's corporate headquarters at no cost to him. Mr. Stover is not eligible for a bonus or other incentive compensation under the 1999 agreement or otherwise and he is not entitled to vacation pay. Except with respect to Mr. Stover's salary, the 1999 agreement is of indefinite duration and will continue until he chooses to retire or until his death; however, the contractual obligations relating to compensation of his executive assistant will terminate upon reassignment of the current assistant to other duties or upon termination of Mr. Stover's employment, subject to negotiation of a different arrangement at the discretion of the Compensation Committee of the Board.

        The Company entered into a new employment agreement with Mr. Sodestrom as Chief Financial Officer effective January 1, 2001 with a new annual salary of $235,000 that contains a requirement for six-months' advance notice of termination. Mr. Sodestrom received no bonus or incentive pay for fiscal 2001 because no executive bonus or incentive plan was formulated for that fiscal year.

        The Company entered into an employment agreement with Tom D. Seip effective May 1, 2001 to serve as President and Chief Executive Officer. His employment commenced on that date and was to be for a term of five years at a base annual salary of $500,000. Mr. Seip's compensation package included annual incentive compensation for improving the Company's annual pre-tax net income from continuing operations. The period for measuring such improvement was to be the Company's fiscal year. The base of comparison for the first year of the award was to be the improvement from fiscal 2000 to fiscal 2001.

        In calculating the improvement in annual pre-tax net income from continuing operations during that period of time, pre-tax net income from fiscal 2000 was to be normalized so that approximately $2.0 million in expenses relating to the May 3, 2000 cancellation of the recapitalization agreement, which was the management-led leveraged buyout attempt in fiscal 2000, were to be excluded as were the discontinued operations and costs of the Company's medical business. The award was to be one-tenth of the amount of improvement in annual pre-tax net income from continuing operations, measured as the increase in the Company's annual pre-tax net income from continuing operations from fiscal 2000 to fiscal 2001. The expense of the award was to be included in calculating the pre-tax net income from continuing operations for the purpose of determining the amount of the award. For purposes of determining the amount of the award, the Company's annual pre-tax net income from continuing operations was to be calculated based on the Company's consolidated fiscal year end financial statements, as audited by the Company's independent public accountants. No incentive compensation was paid or payable to Mr. Seip for fiscal 2001.

        Mr. Seip's compensation package also included stock options to purchase an aggregate of 1.0 million shares of the Company's Common Stock granted on the date his employment began. 243,900 option shares were granted as incentive stock options and 756,100 option shares were granted as nonqualified stock options as of the May 1, 2001 grant date at an exercise price of $2.05 which was the fair market value on the date of grant. The option shares were to vest in five installments, with vesting of the first installment to occur upon the hire date (the "Vesting Commencement Date") and continued vesting was to occur annually thereafter upon Mr. Seip's completion of each additional year of service measured from the first anniversary of the Vesting Commencement Date through the fourth anniversary of the Vesting Commencing Date. A total of 300,000 option shares were immediately vested on the date of grant. 700,000 unexercisable option shares were unvested at the time of his resignation and they were cancelled immediately. Due to the cessation of Mr. Seip's employment when he resigned effective January 14, 2002, the 300,000 exercisable option shares will be cancelled if they are not exercised within twelve months from that date.

        In addition, under Mr. Seip's employment agreement the Company had the right to terminate his employment for any reason, without cause, by providing him 90 days' advance written notice and the Company was obliged in that event to pay his earned but unpaid base salary, accrued vacation pay through the date of termination and severance pay equal to one year of his base salary. Mr. Seip also was entitled to a pro rata payment of the cash incentive bonus, if any, in the event of his employment termination after more than six months of employment in the fiscal year. Mr. Seip's employment agreement also provided that the Company could terminate his employment for cause, and in that event the Company was obliged to pay him his earned but unpaid base salary and accrued vacation pay through the date of termination, payable immediately upon the termination, and he was entitled to continued participation in the Company's employee benefit plans in accordance with their terms. Furthermore, Mr. Seip's employment agreement provided that he could terminate his employment for any reason by providing the Company 90 days' advance written notice. In that event he was entitled to his earned but unpaid base salary and accrued vacation pay through the date of termination and to continue participation in the Company's employee benefit plans in accordance with their terms.

        Mr. Seip and the Company negotiated and entered into a confidential employment termination agreement upon his resignation whereby he and the Company waived advance notice of termination. In consideration of a mutual general release of claims other than claims arising from or relating to the parties' respective obligations under the employment termination agreement, the Company has paid Mr. Seip all earned and unpaid base salary and all accrued and unused vacation pay through his last day of work in the sum of $9,614.17, which was net of all required withholdings and agreed deductions. In addition, the Company has paid Mr. Seip the lump sum of $250,000 as severance pay, less all required withholdings and agreed deductions, and an additional lump sum of $12,000 to defray the costs of health insurance for a period of 24 months from his last day of work. A requirement for the severance payment was that Mr. Seip honor the proprietary information and non-solicitation covenants of his employment agreement such that for a period of one year after termination of his employment he is obligated not to i) directly or indirectly solicit, induce or influence any employee, consultant or independent contractor of the Company to terminate his or her employment or relationship with the Company or to work for any other business entity or person, or ii) solicit, divert or attempt to divert the business of any client or customer of the Company in any district, territory, state or country where it conducts business.

        The Company has an employment agreement with Dwight S. Pedersen for his service as President and Chief Executive Officer effective January 14, 2002. Mr. Pedersen's compensation package includes a base annual salary of $400,000 and profit incentives based on net income at fiscal year end. If net income exceeds $8.0 million he will be entitled to a $50,000 lump sum payment and if net income exceeds $10.0 million he will be entitled to a $100,000 lump sum payment. Either of such payments would be less appropriate withholdings and agreed deductions, if any. Mr. Pedersen would be entitled to payment of six months' salary for termination without cause in the event of a change of control, payable in a lump sum less appropriate withholdings and agreed deductions, if any. His compensation package also includes a grant of 550,000 option shares at $2.35, the closing selling price of the Company's Common Stock on his hire date of January 14, 2002, of which 250,000 option shares were immediately vested as of that date (the "Vesting Commencement Date") and the remaining option shares will vest according to the following schedule: 100,000 option shares on November 1, 2002, provided that the closing price of the Company's Common Stock equals at least $4.00 or more on the last trading day of fiscal 2002; 100,000 option shares on October 31, 2003, provided that the closing price of the Company's Common Stock equals at least $5.00 or more on the last trading day of fiscal 2003; and 100,000 option shares on October 29, 2004, provided that the closing price of the Company's Common Stock equals at least $6.00 or more on the last trading day of fiscal 2004.

        The Company's employment agreements with Mr. Sodestrom and the other Named Officers besides Mr. Stover are at will, and the Company may terminate their employment at any time at the discretion of the Board. However, the Plan Administrator of the 1996 Stock Option Plan/Stock Issuance has authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company's other executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated within a designated period (whether involuntarily or through a forced resignation) following: (i) an acquisition of the Company by merger or asset sale, or (ii) a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company's outstanding Common Stock or through a change in the majority of the Board as a result of one or more contested elections for Board membership over a period of 36 consecutive months. Mr. Stover, the Chairman of the Board, holds no option shares.

Compensation Committee Interlocks and Insider Participation

        The Board established a Compensation Committee in March 1995. The Compensation Committee currently consists of Messrs. Stover, Samuelson, and Stevens. Messrs. Samuelson and Stevens are members of the Primary Committee of the Compensation Committee. They and Mr. Stover are members of the Secondary Committee of the Compensation Committee. Except for Mr. Stover, no member of the Compensation Committee was at any time during fiscal 2001, or at any other time, an officer or employee of the Company.

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

Compensation Committee of the Board of Directors Executive Compensation Report

        The Compensation Committee was formed on March 9, 1995. It currently consists of three Board members, namely, W. Robert Stover, Jack D. Samuelson, and Ronald D. Stevens. Mr. Stover is Chairman of the Board. He served as interim President and Chief Executive Officer from May 3, 2000, when the Company's then President and Chief Executive Officer, Michael K. Phippen, resigned following the termination of a recapitalization agreement that was a management-led buyout transaction, until May 1, 2001, when Tom D. Seip was hired as successor President and Chief Executive Officer. The Compensation Committee had retained Korn/Ferry International ("Korn/Ferry") in October 2000 for the purpose of conducting the search for a new Chief Executive Officer resulting in Mr. Seip's hiring. Before engaging that executive search firm, the Compensation Committee had conducted the search.

        Messrs. Samuelson and Stevens are not officers or employees of the Company. Mr. Stevens is the newly appointed Chairman of the Compensation Committee.

        It is the duty of the Compensation Committee to review and establish the compensation of executive officers of the Company, including base salary, participation in profit sharing, bonus and other cash incentive plans, subject to ratification by the Board. During fiscal 2001, the Compensation Committee also had the exclusive authority to administer the Company's 1996 Stock Option/Stock Issuance Plan (the "Plan") under which grants may be made to such officers. With respect to administration of the Plan, the Compensation Committee has a Primary Committee and a Secondary Committee.

        The Primary Committee consists of two (2) or more non-employee members of the Board who have sole and exclusive authority to administer the Discretionary Option Grant, the Automatic Option Grant and Stock Issuance Programs with respect to Section 16 Insiders. Section 16 Insiders are officers or directors of the Company subject to the short-swing profit liabilities of Section 16 of the 1934 Act, as amended from time to time. The Primary Committee is constituted in such a manner as to satisfy all applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the 1934 Act in accordance with Rule 16b-3. Messrs. Samuelson and Stevens serve on the Primary Committee.

        The Secondary Committee consists of two or more members of the Board who administer the Discretionary Option Grant and Stock Issuance Programs with respect to eligible persons other than Section 16 Insiders. Messrs. Samuelson and Stevens serve with Mr. Stover on the Secondary Committee.

        Members of the Primary Committee or any Secondary Committee serve for such period of time as the Board may determine and may be removed by the Board at any time. The Board may also at any time terminate the functions of the Primary Committee and any Secondary Committee and reassume all powers and authority previously delegated to such committee.

General Compensation Policy

        The fundamental policy of the Compensation Committee is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance and their contribution to the financial success of the Company. To achieve this policy, a substantial portion of each executive officer's total annual compensation is made contingent upon the achievement of designated financial and performance goals. Generally, each executive officer's compensation package comprises three elements: (i) base salary which is designed primarily to be competitive with base salary levels in effect both at companies within the temporary staffing industry that are of comparable size to the Company and at companies outside of such industry with which the Company competes for executive talent; (ii) annual bonuses payable in cash and tied to the Company's attainment of financial milestones based on criteria established by the Compensation Committee; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders. As an employee's level of responsibility and accountability within the Company increases over time, a greater portion of his or her total compensation is intended to be dependent upon the Company's performance and stock price appreciation rather than upon base salary.

        Factors.    The principal factors considered by the Compensation Committee in establishing the components of each executive officer's compensation package for fiscal 2001 are summarized below. However, the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

        Base Salary.    The base salary for each executive officer is determined on the basis of internal comparability considerations and the base salary levels in effect for comparable positions at the Company's principal competitors, both within and outside the temporary staffing industry. The base salary level for executive officers is generally at a level determined for such individuals on the basis of the external salary data of temporary staffing service companies within the same geographic area and with small to medium market capitalization. This group of companies is less inclusive than the temporary staffing index in the performance graph included in the Company's Proxy Statement for purposes of comparing the stock price performance of the Company's Common Stock. However, the Company believes this smaller group of companies gives a more accurate indication of the market for executive services in which the Company competes. Salaries are reviewed on an annual basis, and discretionary adjustments to each executive officer's base salary are based upon individual performance and salary increases paid by the Company's competitors. The Compensation Committee sets the base salaries of the Chairman of the Board and the President and Chief Executive Officer and the committee reviews the salaries of the other corporate officers who are members of the senior management team.

        Annual Incentive Compensation.    For fiscal 2001, the Compensation Committee discussed whether, and on what terms and conditions, to establish an executive bonus plan and the Compensation Committee's consensus was to defer its deliberations, pending the search for the successor Chief Executive Officer. Following Mr. Seip's hiring as President and Chief Executive Officer, the Compensation Committee considered whether or not to establish an executive bonus program for fiscal 2001, but no such program was formulated. The Compensation Committee is now under new leadership upon the appointment of Ronald D. Stevens to succeed Gilbert L. Sheffield as Chairman due to Mr. Sheffield's resignation effective January 15, 2002, and it will reevaluate the possibilities for annual incentive compensation for selected executive officers for fiscal 2002.

        Long-Term Incentive Compensation.    Option grants are intended to align the interests of each executive officer with those of the Company's stockholders and to provide each individual with an incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Compensation Committee has the discretion to set the option exercise price and the vesting schedule for option grants. The Compensation Committee determines the size of the option grant according to each executive's position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual's level of responsibility and opportunity to influence the Company's financial results, comparable awards made to individuals in similar positions within the industry, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals and is at the Compensation Committee's discretion.

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

        Tax Limitation.    As a result of federal tax legislation enacted in 1993, a publicly-held company such as Westaff, Inc. will not be allowed a federal income tax deduction for compensation paid to the executive officers named in the Summary Compensation Table to the extent that compensation exceeds one million dollars ($1,000,000) per officer unless it qualifies for an exemption. The compensation paid to the Company's executive officers for fiscal 2001 did not exceed the one million dollar limit per officer, nor is the compensation to be paid to the Company's executive officers for fiscal 2002 expected to reach that level. Nevertheless, if the compensation payable to any of the Company executive officers were to reach the one million dollar limitation in fiscal 2002 or future fiscal years, the Company will continue to enjoy an exemption because the Plan was amended and restated with shareholder approval as of the Annual Meeting held on June 20, 2000 with respect to option grants, stock appreciation rights or direct stock issuances that are intended to qualify as performance-based compensation to any covered employee under Section 162(m)(3) of the Internal Revenue Code of 1986, as amended. Unless otherwise required by law, the Compensation Committee therefore will not be required to limit or restructure the elements of compensation payable to the Company's executive officer in the foreseeable future.

Compensation of the Chief Executive Officer

        While Mr. Stover was interim President and Chief Executive Officer his base annual salary was $375,000 until May 1, 2001, when he relinquished that position upon the hiring of Mr. Seip, his successor in that office. At that time Mr. Stover's base annual salary reverted to $75,000 and he has continued to serve as Chairman of the Board. Mr. Stover was not awarded a cash bonus for fiscal 2001, despite his efforts and contributions to the continuing operations of the Company, and no option shares were granted to him during fiscal 2001 since he is a principal shareholder of the Company.

        Mr. Seip's base annual salary in fiscal 2001 as President and Chief Executive Officer was $500,000. He was not paid a cash bonus for fiscal 2001 because no such bonus was earned under the terms and conditions of his employment agreement. He was granted an aggregate of 1,000,000 option shares when his employment commenced on May 1, 2001.

        Mr. Pedersen did not earn, and was not paid, any base salary in fiscal 2001 because his employment as President and Chief Executive Officer did not commence until January 14, 2002. His base annual salary in that capacity for fiscal 2002 is $400,000. He has been granted an aggregate of 550,000 option shares as part of his compensation package, including 250,000 option shares that vested as of his hire date.

Compensation Committee Ronald D. Stevens, Chairman of Compensation Committee
Jack D. Samuelson, Member of Compensation Committee
W. Robert Stover, Member of Compensation Committee

Comparison of Stockholder Return

        The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company's Common Stock with the cumulative total returns of the Standard and Poor's 500 Index and peer issuers in the temporary staffing industry (the "Peer Group Index") (1). The graph covers the period from April 30, 1996, the date of the Offering, through the last trading day of fiscal 2001.

        The graph assumes that $100 was invested on April 30, 1996 in the Company's Common Stock and in each index and that all dividends were reinvested. A special cash dividend of $0.30 per share of Common Stock was paid on July 18, 2000 to shareholders of record as of July 5, 2000.

Comparison Of Cumulative Total Return Among
Westaff, S&P 500 Index And Peer Group Index

	04/30/1996	11/01/1996	10/31/1997	10/30/1998	10/29/1999	10/27/00	11/02/01
S&P 500	100.00	107.58	139.81	167.95	208.34	210.89	166.20
Peer Group	100.00	83.62	108.81	80.36	86.56	66.98	61.42
Westaff	100.00	89.74	90.93	81.47	80.29	34.52	18.58

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock for (i) all persons who are beneficial owners of five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and the four other most highly paid executive officers as of the fiscal year ended November 3, 2001, and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. The information set forth in the table below is as of February 28, 2002.

Name	Number of Shares(#)(1)	Percent(%)(2)
W. Robert Stover(3)	9,450,721	59.26%
Joan C. Stover(4) c/o Westaff, Inc. 301 Lennon Lane Walnut Creek, CA 94598	3,454,207	21.66%
Tom D. Seip(5)	300,000	1.88%
Dirk A. Sodestrom(6)	56,348	*
Jack D. Samuelson(7)	35,250	*
Dwight S. Pedersen(8)	10,000	*
Robin A. Herman (9)	27,000	*
M. John Grossu	27,508	*
Joseph M. Petitti	0	*
William M. Herbster	0	*
Christa C. Leonard(10)	3,333	*
John P. Sanders(11)	2,708	*
David P. Wilson(12)	6,171	*
Joseph R. Coute(13)	10,864	*
All executive officers and directors as a group (13 persons)(14)	9,929,903	62.27%

*
Less than one percent (1%)

(1)
To the Company's knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock indicated opposite such person's name.

(2)
Based on 15,946,991 shares of Common Stock outstanding at February 28, 2002. Shares of Common Stock subject to options, warrants and convertible notes and other purchase rights currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2002 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(3)
Includes 3,574,174 shares of Common Stock held by W. Robert Stover and Joan C. Stover as Co-Trustees of the Stover Revocable Trust dated 11/16/88, as amended, the beneficial ownership of which may be attributable to each of Mr. Stover and Mrs. Stover. Includes 65,000 shares of Common Stock contributed to the Stover Charitable Remainder Unitrust dated 11/1/94 of which Mr. Stover is a Co-Trustee. Includes 2,885,094 shares of Common Stock contributed to the Stover 1999 Charitable Remainder Unitrust dated 4/21/99 of which Mr. Stover is Co-Trustee. Includes 2,926,453 shares of Common Stock owned by the Stover Foundation, a California nonprofit religious corporation (the "Foundation") as to which Mr. Stover has shared voting power. Does not include any shares of Common Stock contributed to the Stover Charitable Lead Annuity Trust as to which Mr. Stover has voting power, but has disclaimed beneficial ownership, because no shares were held in that trust on the specified date.

(4)
Includes 3,574,174 shares of Common Stock held by W. Robert Stover and Joan C. Stover as Co-Trustees of the Stover Revocable Trust dated 11/16/88, as amended, the beneficial ownership of which may be attributable to each of Mr. Stover and Mrs. Stover.

(5)
Subject to cancellation if not exercised by January 14, 2003 due to Mr. Seip's employment resignation and per employment termination agreement.

(6)
Includes options to purchase 36,687 shares of Common Stock held by Mr. Sodestrom, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(7)
Includes options to purchase 14,250 shares of Common Stock held by Mr. Samuelson, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(8)
Does not include 550,000 option shares granted to Mr. Pedersen on March 1, 2002 as President and Chief Executive Officer of which 250,000 are immediately exercisable.

(9)
Includes options to purchase 27,000 shares of Common Stock held by Ms. Herman which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(10)
Includes options to purchase 3,333 shares of Common Stock held by Ms. Leonard, which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(11)
Included options to purchase 2,708 share of Common Stock held by Mr. Sanders which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(12)
Includes options to purchase 2,708 shares of Common Stock held by Mr. Wilson which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(13)
Includes option to purchase 7,500 shares of Common Stock held by Mr. Coute which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

(14)
Includes options to purchase 416,686 shares of Common Stock which are immediately exercisable under the 1996 Stock Option/Stock Issuance Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Before fiscal 2001, the Company had a management services contract with Western Video Images, Inc. ("WVI"), a corporation wholly owned by Mr. Stover, the principal stockholder of the Company. WVI ceased doing in business in fiscal 2001. The Company did not provide any management services to WVI in fiscal 2001 and did not provide any financing to WVI in fiscal 2001. Management fees charged to WVI for fiscal 2000 and fiscal 1999 were zero and $52,000, respectively.

        In addition, the Company no longer is the lessee of the principal facilities in which WVI operates. The Company subleased the facilities to WVI until October 31, 2000, the termination date of the lease obligation.

        During October 1995, the Company purchased the operations of one of its franchise agents, Michael K. Phippen, now a former President and Chief Executive Officer of the Company, for a total price of $5.9 million. The Company paid $1.5 million in cash and agreed to make installment payments for the balance at an interest rate of 6.50%. Installments of $973,000 in fiscal 1998, $973,000 in fiscal 1997 and $1.5 million in fiscal 1996 were paid and the final installment of $972,000 was paid in fiscal 1999. No installment payments were made in fiscal 2001 and there are no further payment obligations to Mr. Phippen.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents have been filed as a part of this Annual Report on Form 10-K/A, Amendment No. 1.

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

  3.
  Exhibits. The following exhibits are incorporated by reference into this report:

Exhibit Number	Description
3.1	The Company's Third Amended and Restated Certificate of Incorporation.(1)
3.1.1	Certificate of Amendment of the Company's Third Amended and Restated Certificate of Incorporation.(7)
3.2	The Company's Restated Bylaws.(1)
3.2.1	Amendment of the Amended and Restated Bylaws, dated as of March 26, 1998.(7)
3.2.2	Amendment of the Amended and Restated Bylaws, effective September 24, 1998.(7)
3.2.3	Third Amendment of the Amended and Restated Bylaws, effective March 30, 1999.(10)
4.1.1	Form of New Specimen Certificate for the Company's Common Stock.(7)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)
10.3.4	Employment Agreement with W. Robert Stover.(7)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom.(12)
10.3.6	Employment Agreement between the Company and Tom D. Seip.(13)
10.3.6.1	Notice of Grant of Stock Option (Incentive) with Exhibit A, Stock Option Agreement.(13)

10.3.6.2	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement.(13)
10.3.6.3	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement.(13)
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.(14)
10.7.6	Form of Notice of Grant of Stock Option.(14)
10.7.7	Form of Stock Option Agreement.(14)
10.7.8	Form of Notice of Grant of Automatic Stock Option.(14)
10.7.9	Form of Automatic Stock Option Agreement.(14)
10.8.7	Credit Agreement dated as of March 4, 1998.(4)
10.8.8	First Amendment to Credit Agreement dated as of May 15, 1998.(5)
10.8.9	Note Purchase Agreement dated May 15, 1998.(5)
10.8.10	Second Amendment to Credit Agreement dated as of July 23, 1998.(6)
10.8.11	First Amendment to Note Purchase Agreement dated as of November 16, 1998.(7)
10.8.12	Third Amendment to Credit Agreement dated as of January 22, 1999.(8)
10.8.13	Second Amendment to Note Purchase Agreement and Transaction Documents.(9)
10.8.14	Consent to Asset Sale and Release of Liens.(9)
10.8.15	Fourth Amendment to Credit Agreement dated as of December 15, 1999.(10)
10.8.16	Fifth Amendment to Credit Agreement dated as of November 7, 2000.(12)
10.9.1	Tax Indemnification Agreement by and among the Company and the current stockholders of the Company.(1)
10.10	Form of Tax Indemnification Agreement by and among the Company and certain stockholders of the Company.(1)
10.11	Westaff, Inc. Employee Stock Purchase Plan.(14)
10.11.1	Stock Purchase Agreement for Employee Stock Purchase Plan.(14)
10.11.2	Form of Enrollment/Change Form for Employee Stock Purchase Plan.(14)
10.11.3	International Employee Stock Purchase Plan.(14)
10.11.4	Stock Purchase Agreement for International Employee Stock Purchase Plan.(14)
10.11.5	Form of Enrollment/Change Form for International Employee Stock Purchase Plan.(14)
10.12	Exchange Agreement between the Company and W. Robert Stover.(1)
10.13	Form of Employment Contract with certain Named Executive Officers.(14)
10.16
Mutual Termination and Release Agreement dated as of May 3, 2000 by and between Westaff Acquisition Corp., Westaff, Inc., The Stover Revocable Trust, The Stover 1999 Charitable Remainder Unitrust, The Stover Foundation, Cornerstone Equity Investors IV, L.P. and Centre Capital Investors III, L.P.(11)

21.1	Subsidiaries of the Company.(14)
23.1	Consent of Arthur Andersen LLP, independent public accountants.
24.1	Power of Attorney (see page IV-3).

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

(14)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

(b)
Reports on Form 8-K

No reports on Form 8-K were filed in or for the seventeen-week period ended November 3, 2001.

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

WESTAFF, INC.
Date: March 4, 2002	By:	/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

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

Signature	Title	Date

* W. Robert Stover	Chairman of the Board	March 4, 2002
* Dwight S. Pedersen	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2002
* Dirk A. Sodestrom	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2002
* John P. Sanders	Vice President and Controller (Principal Accounting Officer)	March 4, 2002
* Jack D. Samuelson	Director	March 4, 2002
* Ronald D. Stevens	Director	March 4, 2002
* Walter W. Macauley	Director	March 4, 2002
*By:	/s/ DIRK A. SODESTROM
Dirk A. Sodestrom Attorney-in-Fact

QuickLinks

INDEX WESTAFF, INC.
EXPLANATORY NOTE
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
Comparison of Stockholder Return
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