Form 10-Q
period 2002-01-26
WESTAFF INC
filed 2002-03-12
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 26, 2002

Commission file number 0-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1266151 (I.R.S.employer identification number)

301 Lennon Lane
Walnut Creek, California 94598-2453
(Address of registrant's principal executive offices)

(925) 930-5300
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 12, 2002
Common Stock, $.01 par value	15,946,991 shares

WESTAFF, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item I. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	January 26, 2002	November 3, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,257	$6,443
Trade accounts receivable, less allowance for doubtful accounts of $989 and $1,260	56,718	70,444
Due from licensees	884	1,615
Deferred income taxes	1,350	1,350
Other current assets	8,002	8,206

Total current assets	76,211	88,058
Property, plant and equipment, net	19,135	20,259
Intangible assets, net	13,157	13,181
Other long-term assets	1,446	1,677

	$109,949	$123,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable	$30,000	$30,000
Accounts payable and accrued expenses	32,585	40,749
Income taxes payable	257	555
Net liabilities of discontinued operations	268	192

Total current liabilities	63,110	71,496
Other long-term liabilities	12,188	12,187

Total liabilities	75,298	83,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at January 26, 2002 and November 3, 2001	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings	1,557	6,209
Accumulated other comprehensive income	(3,483)	(3,301)

	34,815	39,649
Less treasury stock at cost, 37 shares at January 26, 2002 and 34 shares at November 3, 2001	164	157

Total stockholders' equity	34,651	39,492

	$109,949	$123,175

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share amounts)

	12 Weeks Ended
	January 26, 2002	January 20, 2001
Sales of services	$106,908	$136,574
License fees	85	484

Total sales of services and license fees	106,993	137,058
Costs of services	86,990	109,638

Gross profit	20,003	27,420
Franchise agents' share of gross profit	3,130	3,686
Selling and administrative expenses	17,761	20,229
Depreciation and amortization	1,516	1,842
Restructuring charges	1,896

Operating income (loss) from continuing operations	(4,300)	1,663
Interest expense	467	783
Interest income	(112)	(94)

Income (loss) from continuing operations before income taxes	(4,655)	974
Provision (benefit) for income taxes	(2)	390

Net income (loss)	$(4,653)	$584

Earnings (loss) per share:
Basic	$(0.29)	$0.04

Diluted	$(0.29)	$0.04

Weighted average shares outstanding — basic	15,913	15,819

Weigthed average shares outstanding — diluted	15,913	15,820

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	12 Weeks Ended
	January 26, 2002	January 20, 2001
Cash flows from operating activities
Net income (loss)	$(4,653)	$584
Adjustments to reconcile net income (loss) to net cash from operating activities:
Restructuring charges, net of payments	1,589
Depreciation	1,240	1,285
Amortization of intangible assets	276	557
Provision for losses on doubtful accounts	241	429
Loss on sale or disposal of assets	45	12
Deferred income taxes		3
Changes in assets and liabilities:
Trade accounts receivable	13,344	14,280
Due from licensees	671	632
Other assets	310	1,948
Accounts payable and accrued expenses	(8,662)	(8,798)
Income taxes payable	(291)	355
Other liabilities	6	32

Net cash provided by continuing operations	4,116	11,319
Net cash provided by (used in) discontinued operations	76	(218)

Net cash provided by operating activities	4,192	11,101

Cash flows from investing activities
Capital expenditures	(1,211)	(360)
Proceeds from the sale of licensed operations	160
Payments for acquisition of licensed operations	(223)
Other, net	39	(231)

Net cash used in investing activities	(1,235)	(591)

Cash flows from financing activities
Net repayments under line of credit agreements		(10,000)
Principal payments on loans payable		(750)
Repurchase of common stock	(7)

Net cash used in financing activities	(7)	(10,750)

Effect of exchange rate on cash	(136)	30

Net change in cash and cash equivalents	2,814	(210)
Cash and cash equivalents at beginning of period	6,443	5,208

Cash and cash equivalents at end of period	$9,257	$4,998

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands except per share amounts)

1. Basis of Presentation

        The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 week periods ended January 26, 2002 and January 20, 2001 are unaudited. Material intercompany accounts and transactions have been eliminated.

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

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 week period ended January 26, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

        In November 2001, the Financial Accounting Standards Board issued a Staff Announcement regarding the income statement characterization of reimbursements received for "out-of-pocket" expenses in accordance with EITF Issue No. 00-10, "Reporting Revenue Gross as a Principal versus Net as an Agent", which requires that revenues and expenses be reported gross of such "out-of-pocket" expenses. Application is effective for financial reporting periods beginning after December 15, 2001 with prior periods reclassified to comply with the Announcement. Accordingly, sales of services and costs of services for the 12 weeks ended January 20, 2001 have been reclassified to conform with the presentation adopted for the 12 weeks ended January 26, 2002.

2. Discontinued Operations

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

        Summarized balance sheet data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:

	January 26, 2002	November 3, 2001
	(Unaudited)
Current assets (primarily receivables)	$208	$323
Current liabilities	(476)	(515)

Net liabilities of discontinued operations	$(268)	$(192)

3. Restructuring Charges

        On January 14, 2002, the Company announced a change in leadership. Effective as of that date, Tom D. Seip, appointed President and Chief Executive Officer of the Company on May 1, 2001, resigned and was replaced by Dwight S. Pedersen. Mr. Pedersen had been serving as a member of the Company's Board of Directors since May 2001.

        Concurrent with the change in management, the Company implemented a restructuring plan designed to improve the Company's profitability. The restructuring plan resulted in a first quarter fiscal 2002 pretax charge to operations of $1,896. The restructuring charge includes costs associated with the abandonment of certain management information systems which were under development as well as severance, lease termination and other costs as a result of layoffs and office closures.

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended
	January 26, 2002	January 20, 2001
Net income (loss)	$(4,653)	$584

Denominator for basic earnings per share - weighted average shares	15,913	15,819
Effect of dilutive securities:
Stock options		1

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	15,913	15,820

Basic earnings (loss) per share	$(0.29)	$0.04

Diluted earnings (loss) per share	$(0.29)	$0.04

Anti-dilutive weighted shares excluded from diluted earnings per share	253	343

        Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive. For fiscal 2002, dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.

5. Comprehensive Income

        Comprehensive income consists of the following:

	12 Weeks Ended
	January 26, 2002	January 20, 2001
Net income (loss)	$(4,653)	$584
Currency translation adjustments	(182)	616

Comprehensive income (loss)	$(4,835)	$1,200

6. Short-term Borrowings and Loans Payable

        As of March 4, 1998, the Company entered into an agreement with its existing syndicated bank group to provide senior secured credit facilities totaling $108,000. The facilities consist of a $90,000 five-year revolving credit agreement and an $18,000 six-year term loan. Direct advances under the revolving credit agreement are limited by outstanding irrevocable letters of credit up to a maximum of $20,000 and are secured by substantially all of the Company's domestic assets. Total advances are also limited under formulas based on total debt to total capitalization and on earnings before interest, taxes, depreciation and amortization (EBITDA). At the Company's fiscal year ended November 3, 2001 the Company was out of compliance with certain covenants of this facility. The Company continues to be out of compliance with these covenants as of January 26, 2002. Although the Company had no working capital loans outstanding under the revolving credit facility as of January 26, 2002, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. As of March 12, 2002, the Company had $11,842 in outstanding letters of credit and had no borrowings available to it under the existing credit facility. In connection with the annual renewal of its insurance coverage with the Travelers Indemnity Company, the Company has posted $5,500 of cash with Travelers in lieu of increasing Travelers' letters of credit issued under the revolving credit facility. The Company is negotiating with the bank syndicate to replace such cash with an increase in the Travelers' letters of credit by $5,500.

        On May 20, 1998, the Company completed a private placement of 10-year senior secured notes totaling $30,000 payable in equal annual installments beginning in the third quarter of fiscal 2002. These notes are secured by substantially all of the Company's domestic assets. Proceeds from the notes were used to repay outstanding borrowings of $22,600 under the existing revolving credit agreement, with the remainder used for working capital and general corporate purposes. At the Company's fiscal year ended November 3, 2001, $30,000 in principal was outstanding under these notes and the Company was out of compliance with certain covenants of these notes. The Company continues to be out of compliance with these covenants as of January 26, 2002.

        The Company is currently negotiating with the bank syndicate holding the revolving credit facility and with the senior note holders to enter into a temporary forbearance of the existing covenant defaults, or waiver of such defaults, in exchange for certain subsidiary guarantees, liens on the

Company's properties and a deed of trust on the Company's headquarters in Walnut Creek. The Company is also negotiating with the bank syndicate and senior note holders to amend and restate the existing agreements. While there can be no assurance that the Company will be successful in closing the forbearance agreement or amended and restated agreements, the Company anticipates that the forbearance agreement will require an up-front fee and that the amended and restated agreements will result in significant up-front fees as well as higher borrowing rates and letter of credit fees as compared to the current agreements.

        As of March 12, 2002, neither the bank syndicate nor the senior noteholders have delivered a notice of default to the Company, as is their right due to the covenant violations. However, because these covenant violations have not been cured, the Company has classified the entire $30,000 of principal outstanding under the senior notes to a current liability.

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

7. Operating Segments

	Domestic	International	Consolidated
12 Weeks Ended January 26, 2002
Sales of services and license fees	$88,011	$18,982	$106,993
Operating income (loss) from continuing operations	$(3,882)	$(418)	$(4,300)
12 Weeks Ended January 20, 2001
Sales of services and license fees	$118,318	$18,740	$137,058
Operating income from continuing operations	$1,492	$171	$1,663

8. Commitments and Contingencies

        In the ordinary course of its business, the company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, property damage, errors and omissions, fiduciary liability and fidelity losses.

        On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior

Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individuals except Mr. Norberg. The hearing proceeded against the Company and Mr. Norberg, and closing arguments were made on December 10, 2001. On January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process, with one panel member dissenting. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $800 paid to the claimants in January 2000 under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1,424, with one panel member dissenting. The Company has paid the principal plus interest at the legal rate from January 9, 2002. The claimant's application for an award of reasonable attorneys' fees and reimbursement of litigation costs was filed on February 18, 2002. The Company's response was filed on March 8, 2002. The parties are awaiting the panel's ruling.

        The Company recorded an accrued liability and related pretax charge of $3,600 in the fourth quarter of fiscal 2001 for the estimated cost of the adverse arbitration award, as modified, plus other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. However, in the opinion of management, possible additional charges (or gains) related to this matter are not expected to have a material effect on the Company's financial position or results of operations.

        From time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees. The Company is not currently a party to any material litigation, except as disclosed above.

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

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: financing risks, a going concern opinion issued by the Company's accountants, possible adverse effects of fluctuations in the general economy, reliance on executive management, uncertain ability to continue and manage growth, control by a significant shareholder, reliance on management information systems, risks related to international operations, variability of employee-related costs, risks related to customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, a highly competitive market, reliance on field management, employer liability risks, risks related to franchise agent and licensed operations, the risk of Nasdaq delisting and risks related to acquisitions. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

Overview

        The Company provides staffing services to, and employment opportunities at, competitive businesses in global markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of staffing solutions, including temporary, direct hire, replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 325 business services offices in 45 states, the District of Columbia and six foreign countries.

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

        The general level of economic activity and unemployment in the United States and the countries in which the Company operates significantly affects demand for the Company's staffing services. Companies generally use temporary staffing services to manage personnel costs and staffing needs. As economic activity slows, as it has with the current recession, many companies reduce their utilization of temporary employees before releasing full-time employees. Consequently, the Company has experienced less demand for its services and more competitive pricing pressure during this period of economic downturn. Therefore, a continued economic downturn could continue to have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. When economic activity increases, temporary employees are often added before full-time employees are hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders in which case the Company's business, results of operations, cash flows or financial condition may be significantly harmed.

Recent Developments

        At the Company's fiscal year ended November 3, 2001, $30.0 million in principal was outstanding under the Company's 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. At November 3, 2001, the Company was out of compliance with certain covenants of these senior notes as well as with certain covenants of its revolving credit facility, and the Company continues to be out of compliance with these covenants as of January 26, 2002. The Company is currently negotiating with the bank syndicate holding the revolving credit facility and with the senior note holders to enter into a temporary forbearance of the existing covenant defaults, or waiver of such defaults, in exchange for certain subsidiary guarantees, liens on the Company's properties and a deed of trust on the Company's headquarters in Walnut Creek. The Company is also negotiating with the bank syndicate and senior note holders to amend and restate the agreements.

        Although the Company had no working capital loans outstanding under the revolving credit facility as of November 3, 2001 or January 26, 2002, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. As of March 12, 2002, the Company had $11.8 million in outstanding letters of credit and had no borrowing available to it under the existing credit facility. In connection with the annual renewal of its insurance coverage with The Travelers Indemnity Company, the Company has posted $5.5 million of cash with Travelers in lieu of increasing Travelers' letters of credit issued under the revolving credit facility. The Company is negotiating with the bank syndicate to replace such cash with an increase in the Travelers' letters of credit by $5.5 million.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. This bond is renewable annually on November 1st and 90 days advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Although no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are in progress for the purpose of reducing the bond to approximately $9.0 million by April 30, 2002,which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of approximately $2.8 million. Should non-renewal of the bond occur as of November 1, 2002, the Company projects it will be required to either restructure its workers' compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative or replacement financing.

        The Company's financing challenges present risks to investors during calendar year 2002. See "Liquidity and Capital Resources" for further information on these recent developments.

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

        During fiscal 2000, the Company recorded after-tax losses relating to discontinued operations of $0.8 million or $0.05 per share. This charge was primarily due to lower than expected settlements of Medicare cost reports. The Company has appealed a number of cost report settlements and hopes to recover additional funds in the future; however, there can be no assurance that the Company will be successful in its appeals.

        In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1.1 million mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $0.4 million. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1.8 million, or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included additional reserves for potential liabilities, Medicare and other contingencies, as well as reserves for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next three years.

        Recorded estimated losses on the disposal of the medical operations are based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances, and estimated costs to be incurred in filing and settling all remaining Medicare cost reports and other estimated legal and incidental costs. Currently, the Company believes it has adequately reserved for the reasonable outcome of future events, as evidenced by the net liability position existing at January 26, 2002. However, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended January 26, 2002 compared to Fiscal Quarter Ended January 20, 2001

        Sales of Services and License Fees.    Sales of services decreased $29.7 million, or 21.7%, for the fiscal quarter ended January 26, 2002 as compared to the fiscal quarter ended January 20, 2001. Average billing rates per hour increased 6.7% for the fiscal 2002 quarter as compared to the fiscal 2001 quarter, while billed hours declined 25.8%. Sales of services decreased 25.6% for domestic business services which primarily reflects the current recession, which has decreased demand for staffing services across the majority of the Company's geographic regions. Contingent on the duration of the U.S. economic recession, its recovery period and the extent of economic recovery attained, the Company currently estimates that period over period decreases in sales will continue through at least the second fiscal quarter of 2002, and possibly beyond. During the first quarter of fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability (see "Restructuring Charges" below). As part of the restructuring plan, the Company has closed 18 under-performing domestic offices. The effect of these closures, while potentially improving the Company's future profitability, will negatively affect reported sales through the first quarter of fiscal 2003.

        Key international operations reported internal sales growth in the first quarter of fiscal 2002. International sales of services, as reported, increased 1.3% for the fiscal 2002 quarter as compared to the fiscal 2001 quarter. Excluding the effect of exchange rate fluctuations, fiscal 2002 international sales of services increased 3.3% as compared to fiscal 2001.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees decreased $0.4 million or 82.4%, for the fiscal quarter ended January 26, 2002 as compared to the fiscal quarter ended January 20, 2001. In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations and license fee income from these operations ceased. In the fourth quarter of fiscal 2001 one of the remaining licensees converted to the Company's franchise agent program. Additionally, in the first quarter of fiscal 2002 the Company purchased the operations of one of its three remaining licensees and is no longer selling or granting additional licenses. Consequently, the Company expects license fee revenue in fiscal 2002 periods to be significantly lower than comparable fiscal 2001 periods.

        Costs of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $22.6 million, or 20.7%, for the fiscal quarter ended January 26, 2002 as compared to the fiscal quarter ended January 20, 2001. The gross margin percentage decreased from 20.0% in the first quarter of fiscal 2001 to 18.7% in the first quarter of fiscal 2002, primarily due to lower license fees, a growth in pay rates outpacing the Company's ability to increase bill rates and increased cost of benefits for the temporary workforce. The Company strives to improve gross margin where feasible; however, with the U.S. economic recession and resulting competitive pressures on prices, the opportunities available to increase gross margin are limited. The Company currently estimates that year over year decreases in gross margin will continue through at least the second quarter of fiscal 2002, and possibly beyond.

        Workers' compensation costs were 3.7% of direct labor for the first quarter of fiscal 2002 and 4.0% for the first quarter of fiscal 2001. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing, and the decrease in the overall percentage is partially attributable to this changing mix toward clerical staffing. The Company reviews interim actuarial estimates and monitors accrual rates, adjusting these periodically if necessary, to ensure that they remain appropriate in light of loss trends. There can be no assurance that the Company's programs to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $0.6 million, or 15.1%, for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.7% during the fiscal 2001 quarter to 2.9% for the fiscal 2002 quarter, reflecting an increase in franchise sales of services as a percentage of total sales of services.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $2.5 million, or 12.2% for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, due primarily to cost reductions instituted by the Company. While actual selling and administrative costs declined, selling and administrative expenses increased as a percentage of sales of services and license fees from 14.8% for the first quarter of fiscal 2001 to 16.6% for the first quarter of fiscal 2002, primarily due to sales volume decreases outpacing cost reductions.

        Restructuring Charges.    On January 14, 2002, the Company announced a change in leadership. Effective as of that date, Tom D. Seip, appointed President and Chief Executive Officer of the Company on May 1, 2001, resigned and was replaced by Dwight S. Pedersen. Mr. Pedersen had been serving as a member of the Company's Board of Directors since May 2001.

        Concurrent with the change in management, the Company implemented a restructuring plan designed to improve the Company's profitability. This restructuring plan resulted in a fiscal 2002 first quarter pre-tax charge to operations of $1.9 million. The restructuring charge includes costs associated with the abandonment of certain management information systems which were under development as well as severance, lease termination and other costs related to the Company's announced layoffs and office closures.

        The Company continues to seek viable ways to reduce costs where possible; however, there can be no assurance that material cost savings which have been, or will be, identified or implemented will be adequate to improve operating income levels in future periods.

        Interest Expense.    Interest expense decreased $0.3 million, or 40.4%, for the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. During fiscal 2001, the Company repaid all amounts outstanding on a term loan under the Company's senior secured credit facility.

        Provision (Benefit) for Income Taxes.    For the first quarter of fiscal 2002, the Company recorded an income tax benefit of $2,000 on a pre-tax loss of $4.7 million. The Company recognized a 100% valuation allowance against its first quarter income tax benefit resulting from its net loss. This is consistent with its fiscal year end 2001 treatment whereby substantially all of the Company's deferred tax assets were reserved.

        The effective income tax rate was 40.0% for the first quarter of fiscal 2001.

Liquidity and Capital Resources

        Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing and bank lines of credit. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth, and for management information systems initiatives. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, to the extent available, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

        Net cash provided by operating activities was $4.2 million for the 12 weeks ended January 26, 2002 and $11.1 million for the 12 weeks ended January 20, 2001. The decrease in net cash flows is primarily caused by the decrease in net income of $5.2 million.

        Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $1.2 million and $0.4 million for the first quarter of fiscal 2002 and fiscal 2001, respectively. This increase in fiscal 2002 is primarily due to memory upgrades implemented in the Company's data centers during the first quarter of fiscal 2002. During the first fiscal quarter of 2002, the Company ceased further development on its Lawson Software integrated front-to-back office system as a part of the restructuring plan noted above in "Restructuring Charges." Currently, the Company anticipates that fiscal 2002 cash outflows for management information systems and other capital expenditures will be below fiscal 2001 levels.

        During the first quarter of fiscal 2002, the Company acquired the interests of one of its remaining three licensed operations for approximately $260,000. The Company currently intends to focus on internal operations and has no plans to make significant acquisitions at this time, but may continue to acquire certain of its franchise or licensed operations and convert these to company-owned. In the future, the Company may again pursue opportunities for growth through strategic external acquisitions.

        In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. Of the $2.1 million pre-tax gain from the sale of these operations, at January 26,

2002 the Company had cumulatively received $0.9 million in cash proceeds with the balance represented by notes receivable due in installments through the first quarter of fiscal 2003.

        At November 3, 2001 the Company had $30.0 million outstanding principal under its 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. The Company was out of compliance with certain covenants of these senior notes at the end of fiscal 2001 and continues to be out of compliance with these covenants at January 26, 2002.

        The Company also maintains a five year revolving credit facility entered into on March 4, 1998. The maximum availability under this facility is $90.0 million, and it exists to meet letter of credit requirements in connection with its workers' compensation program, as well as for working capital purposes. Since the second quarter of fiscal 2001, there have been no outstanding borrowings of working capital loans under the facility. However, the Company has $11.8 million in outstanding letters of credit covered by the facility, needs to arrange for an increase of $5.5 million in the letters of credit by March 15, 2002 and currently has no additional borrowings available to it under the this facility. Further, the Company was out of compliance with certain covenants of the facility at the end of fiscal 2001 and continues to be out of compliance with these covenants at January 26, 2002.

        The Company is currently negotiating with the bank syndicate and with the senior noteholders to enter into a temporary forbearance of the existing covenant defaults, or waivers of such defaults, in exchange for certain subsidiary guarantees, liens on the Company's properties and a deed of trust on the Company's headquarters in Walnut Creek. The Company is also negotiating with the bank syndicate and the senior noteholders to amend and restate the agreements. As of March 12, 2002, neither the bank syndicate nor the senior noteholders have delivered a notice of default to the Company, as is their right due to the covenant violations. However, because these covenant violations have not been cured, the Company has classified the entire $30.0 million of principal outstanding under the senior notes to a current liability.

        As noted above, the Company is currently in negotiations with its bank syndicate as well as its senior noteholders to amend and restate its existing agreements. While there can be no assurance that the Company will be successful in closing the forbearance agreement or amended and restated agreements, the Company anticipates that the forbearance agreement will require an up-front fee, and that the amended and restated agreements will result in significant up-front fees as well as higher borrowing rates and letter of credit fees as compared to the current agreement.

        In addition to its outstanding senior notes and revolving credit facility, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. This bond is renewable annually on November 1st and 90 days' advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond. Whereas no formal notice of non-renewal has been received, the bondholder has expressed its desire to cancel this bond prior to November 1, 2002, if feasible. Discussions are in progress for the purpose of reducing the bond to approximately $9.0 million by April 30, 2002, which will require the Company to either increase its outstanding letters of credit under the revolving credit facility or cash collateralize the net decrease of approximately $2.8 million. Should non-renewal of the bond occur as of November 1, 2002, the Company projects it will be required to either restructure its workers' compensation program to reduce its letter of credit requirements, obtain additional letters of credit or financial guarantee bonds to replace the expiring financial guarantee bond, or seek alternative financing. There can be no assurance that the Company will be successful in restructuring its workers' compensation program, reducing letter of credit requirements, obtaining additional letters of credit or financial guarantee bonds or obtaining alternative financing.

        In July 1998, the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100,000 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. In January 2000, the Company paid the selling parties $0.8 million in lieu of issuing additional shares. In March 2000, the selling parties, Synergy Staffing, Inc., filed a complaint in the Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individual defendants except Mr. Norberg. The hearing proceeded against the Company and Mr. Norberg, and closing arguments were made on December 10, 2001. On January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process, with one panel member dissenting. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $800 paid to the claimants in January 2000 under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1,424, with one panel member dissenting. The Company has paid the principal plus interest at the legal rate from January 9, 2002. The claimant's application for an award of reasonable attorneys' fees and reimbursement of litigation costs was filed on February 18, 2002. The Company's response was filed on March 8, 2002. The parties are awaiting the panel's ruling.

        As a result of the arbitration, the Company recorded an accrued liability and related pretax charge of $3,600 in the fourth quarter of fiscal 2001 for the estimated cost of the adverse arbitration award, plus other related expenses. This estimate is based on management's assumptions as to the ultimate outcome of future events and actual results could differ from this estimate. However, in the opinion of management, possible additional charges (or gains) related to this matter are not expected to have a material effect on the Company's financial position or results of operations.

        The Company believes that if the debt agreements are modified, waivers of default are obtained and if additional financing is secured then these items plus cash reserves and cash flow from operations will be sufficient to meet anticipated needs for working capital, capital expenditures and debt services obligations, at least through fiscal 2002. Additionally, it believes the amendment to the credit facility currently under negotiation will be sufficient to meet its immediate letter of credit obligations in connection with its workers' compensation program. However, there can be no assurance that cash reserves and cash flows from operations will actually be sufficient, no assurance that the amendment to the credit facility will be satisfactorily completed and no assurance that if the amendment is completed it will provide sufficient availability to cover the letter of credit requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

        Except as disclosed above in Part I, Item 2, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

Item 2. CHANGES IN SECURITIES

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.3.8	Employment Agreement between the Company and Dwight S. Pedersen dated as of January 14, 2002
10.3.8.1	Notice of Grant of Stock Option (Incentive) with Exhibit A, Stock Option Agreement
10.3.8.2	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement
  (b)
  Reports on Form 8-K

            Current Report on Form 8-K dated January 14, 2002 filed with the Securities and Exchange Commission on January 17, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
Date: March 12, 2002	By:	/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description
10.3.8	Employment Agreement between the Company and Dwight S. Pedersen dated as of January 14, 2002
10.3.8.1	Notice of Grant of Stock Option (Incentive) with Exhibit A, Stock Option Agreement
10.3.8.2	Notice of Grant of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement

QuickLinks

WESTAFF, INC. AND SUBSIDIARIES INDEX
SIGNATURES
Exhibit Index