Form 10-Q
period 2002-04-20
WESTAFF INC
filed 2002-06-04
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1266151
(State or other jurisdiction of incorporation or organization)	(I.R.S.employer identification number)

301 Lennon Lane
Walnut Creek, California 94598-2453
(Address of registrant's principal executive offices, including zip code)

(925) 930-5300
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X    No

No independent public accountant has reviewed the unaudited financial statements at and for the periods ended April 20, 2002, because the Company discontinued its engagement of Arthur Andersen LLP on April 5, 2002 and the Company is still in the process of retaining a new independent public accountant as of the date this Form 10-Q was filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at June 4, 2002
Common Stock, $.01 par value	15,946,991 shares

WESTAFF, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

        No independent public accountant has reviewed the unaudited financial statements at and for the periods ended April 20, 2002, because the Company discontinued its engagement of Arthur Andersen LLP on April 5, 2002 and the Company is still in the process of retaining a new independent public accountant as of the date this Form 10-Q was filed. The Company expects to engage a new independent public accountant which will review the financial statements contained in this Form 10-Q after it has been engaged. Upon completion of the review, if there is a change in these financial statements the Company will file an amended report on Form 10-Q containing the reviewed financial statements, a discussion of any material changes from the unreviewed financial statements and any other section of the Form 10-Q that is amended to reflect any changes in the financial statements.

Westaff, Inc.

Condensed Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	April 20, 2002	November 3, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,308	$6,443
Trade accounts receivable, less allowance for doubtful accounts of $1,097 and $1,260	57,797	70,444
Due from licensees	639	1,615
Deferred income taxes	1,350	1,350
Other current assets	11,999	8,206

Total current assets	78,093	88,058
Property, plant and equipment, net	18,158	20,259
Intangible assets, net	12,972	13,181
Other long-term assets	1,502	1,677

	$110,725	$123,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable	$30,000	$30,000
Note payable to related party	2,000
Accounts payable and accrued expenses	32,714	40,749
Income taxes payable	182	555
Net liabilities of discontinued operations	229	192

Total current liabilities	65,125	71,496
Other long-term liabilities	12,161	12,187

Total liabilities	77,286	83,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at April 20, 2002 and November 3, 2001	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings (deficit)	(278)	6,209
Accumulated other comprehensive income	(3,022)	(3,301)

	33,441	39,649
Less treasury stock at cost, 1 shares at April 20, 2002 and 34 shares at November 3, 2001	2	157

Total stockholders' equity	33,439	39,492

	$110,725	$123,175

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 20, 2002	April 14, 2001	April 20, 2002	April 14, 2001
Sales of services	$109,608	$127,144	$216,516	$263,718
License fees	68	365	153	849

Total sales of services and license fees	109,676	127,509	216,669	264,567
Costs of services	89,049	101,446	176,039	211,084

Gross profit	20,627	26,063	40,630	53,483
Franchise agents' share of gross profit	3,339	3,534	6,468	7,220
Selling and administrative expenses	17,152	19,417	34,913	39,646
Depreciation and amortization	1,577	1,855	3,094	3,697
Restructuring charges	—	—	1,896	—

Operating income (loss) from continuing operations	(1,441)	1,257	(5,741)	2,920
Interest expense	368	614	835	1,397
Interest income	(104)	(215)	(216)	(309)

Income (loss) from continuing operations before income taxes	(1,705)	858	(6,360)	1,832
Provision for income taxes	32	343	30	733

Income (loss) from continuing operations	(1,737)	515	(6,390)	1,099
Loss on disposal of discontinued operations, net of income taxes	—	(1,794)	—	(1,794)

Net loss	$(1,737)	$(1,279)	$(6,390)	$(695)

Earnings (loss) per share:
Continuing operations:
Basic and diluted	$(0.11)	$0.03	$(0.40)	$0.07

Discontinued operations:
Basic and diluted	$—	$(0.11)	$—	$(0.11)

Net loss:
Basic and diluted	$(0.11)	$(0.08)	$(0.40)	$(0.04)

Weighted average shares outstanding—basic	15,945	15,864	15,929	15,842

Weigthed average shares outstanding—diluted	15,945	15,869	15,929	15,844

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	24 Weeks Ended
	April 20, 2002	April 14, 2001
Cash flows from operating activities
Net loss	$(6,390)	$(695)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations		1,794
Restructuring charges, net of payments	1,589
Depreciation	2,544	2,589
Amortization of intangible assets	550	1,108
Provision for losses on doubtful accounts	262	989
Gain from sale of licensed operations		(2,069)
Loss on sale or disposal of assets	131	26
Deferred income taxes		(334)
Changes in assets and liabilities:
Trade accounts receivable	12,649	21,927
Due from licensees	884	1,555
Other assets	(3,912)	3,190
Accounts payable and accrued expenses	(8,835)	(8,938)
Income taxes payable	(366)	(149)
Other liabilities	(34)	(150)

Net cash provided by (used in) continuing operations	(928)	20,843
Net cash provided by discontinued operations	37	1,235

Net cash provided by (used in) operating activities	(891)	22,078

Cash flows from investing activities
Capital expenditures	(1,582)	(1,947)
Proceeds from the sale of licensed operations	160
Payments for acquisition of licensed operations	(223)
Other, net	390	(225)

Net cash used in investing activities	(1,255)	(2,172)

Cash flows from financing activities
Net repayments under line of credit agreements		(10,000)
Principal payments on loans payable		(10,500)
Note payable to related party	2,000
Issuance of common stock	71	122
Repurchase of common stock	(13)

Net cash provided by (used in) financing activities	2,058	(20,378)

Effect of exchange rate on cash	(47)	75

Net change in cash and cash equivalents	(135)	(397)
Cash and cash equivalents at beginning of period	6,443	5,208

Cash and cash equivalents at end of period	$6,308	$4,811

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands except per share amounts)

1. Basis of Presentation

        The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 20, 2002 and April 14, 2001 are unaudited. Material intercompany accounts and transactions have been eliminated. No independent public accountant has reviewed the unaudited financial statements at and for the periods ended April 20, 2002 to determine whether the statements present fairly, in all material respects, the financial position, results of operations and cash flows for the Company in accordance with generally accepted accounting principles.

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

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 and 24 week periods ended April 20, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

        In November 2001, the Financial Accounting Standards Board issued a Staff Announcement regarding the income statement characterization of reimbursements received for "out-of-pocket" expenses in accordance with EITF Issue No. 00-10, "Reporting Revenue Gross as a Principal versus Net as an Agent", which requires that revenues and expenses be reported gross of such "out-of-pocket" expenses. Application is effective for financial reporting periods beginning after December 15, 2001 with prior periods reclassified to comply with the Announcement. Accordingly, sales of services and costs of services for the 12 and 24 weeks ended April 14, 2001 have been reclassified to conform with the presentation adopted for fiscal 2002.

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

        In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1,085 mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $425. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1,794, or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included approximately $904 for the arbitration loss and expenses, $640 for losses on settlements of outstanding Medicare cost reports and other settlements and $250 in valuation allowances for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next two fiscal years. Of the remaining $376 of net current liabilities at April 20, 2002, $365 are reserves for pending liability claims of former Western Medical franchise agents, licensees or employees.

        Summarized balance sheet data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:

	April 20, 2002	November 3, 2001
	(Unaudited)
Current assets (primarily receivables)	$147	$323
Current liabilities	(376)	(515)

Net liabilities of discontinued operations	$(229)	$(192)

3. Restructuring Charges

        In January 2002, the Company implemented a restructuring plan designed to improve the Company's profitability. The restructuring plan resulted in a first quarter fiscal 2002 pretax charge to operations of $1,896. Of this amount, $993 was the result of abandoning front and back office management information systems that were under development in conjunction with two software vendors. One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company. In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized awaiting the completion of the systems. An additional $629 resulted from severance and other employment termination costs due to the planned personnel reductions of 70 full time employees. Finally, as of the date the restructuring plan was finalized, the Company decided to close at least 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $274.

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	April 20, 2002	April 14, 2001	April 20, 2002	April 14, 2001
Income (loss) from continuing operations	$(1,737)	$515	$(6,390)	$1,099

Denominator for basic earnings per share—weighted average shares	15,945	15,864	15,929	15,842
Effect of dilutive securities:
Stock options	—	5	—	2

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,945	15,869	15,929	15,844

Basic earnings (loss) per share from continuing operations	$(0.11)	$0.03	$(0.40)	$0.07

Diluted earnings (loss) per share from continuing operations	$(0.11)	$0.03	$(0.40)	$0.07

Anti-dilutive weighted shares excluded from diluted earnings per share	578	306	425	330

        Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive. For fiscal 2002, dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of loss from continuing operations because the effect of such securities would be anti-dilutive.

5. Comprehensive Income

        Comprehensive income consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 20, 2002	April 14, 2001	April 20, 2002	April 14, 2001
Net loss	$(1,737)	$(1,279)	$(6,390)	$(695)
Currency translation adjustments	461	(765)	279	(149)

Comprehensive loss	$(1,276)	$(2,044)	$(6,111)	$(844)

6. Short-term Borrowings and Loans Payable

        As of March 4, 1998, the Company entered into an agreement with its existing syndicated bank group to provide senior secured credit facilities totaling $108,000. The facilities consisted of a $90,000 five-year revolving credit agreement and an $18,000 six-year term loan, which was repaid in full in fiscal 2001. Direct advances under the revolving credit agreement are limited by outstanding irrevocable letters of credit up to a maximum of $20,000 and are secured by substantially all of the Company's domestic assets. Total advances are also limited under formulas based on ratios of total debt to total capitalization and on earnings before interest, taxes, depreciation and amortization (EBITDA). At the Company's fiscal year ended November 3, 2001 the Company was out of compliance with certain covenants of this facility. The Company continues to be out of compliance with these covenants as of April 20, 2002. Although the Company had no working capital loans or term loans outstanding under the revolving credit facility as of April 20, 2002, it relies on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if needed. As of April 20, 2002, the Company had $11,842 in outstanding letters of credit and had no borrowings available to it under the existing credit facility. In connection with the annual renewal of its workers' compensation insurance coverage, the Company has posted $5,500 of cash with its insurance carrier in lieu of increasing letters of credit issued under the revolving credit facility. The syndicated bank group waived events of covenant default for fiscal year ended November 3, 2001 and subsequently executed a written agreement under which they agreed to forbear from exercising their rights and remedies available for defaults under the designated covenants through April 30, 2002.

        On May 20, 1998, the Company completed a private placement of 10-year senior secured notes totaling $30,000 payable in equal annual installments beginning in the third quarter of fiscal 2002. These notes are secured by substantially all of the Company's domestic assets. Proceeds from the notes were used to repay outstanding borrowings of $22,600 under the existing revolving credit agreement, with the remainder used for working capital and general corporate purposes. At the Company's fiscal year ended November 3, 2001, $30,000 in principal was outstanding under these notes and the Company was out of compliance with certain covenants of these notes. The Company continues to be out of compliance with these covenants as of April 20, 2002. The senior noteholders executed waivers of default with respect to the covenant violations for the Company's fiscal year ended November 3, 2001 and fiscal quarter ended January 26, 2002. The senior noteholders did not deliver a notice of default to the Company, as was their right due to the covenant violations existing at April 20, 2002; however, because these covenant violations were not cured as of the date of the balance sheet, the Company has classified the entire $30,000 of principal outstanding under the senior notes as a current liability.

        In addition to its outstanding senior notes and revolving credit facility, at April 20, 2002 the Company has an outstanding financial guarantee bond in the amount of $11,842 that secures a portion of its workers' compensation premium and deductible obligations. The bond is renewable annually on November 1st and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond on November 1, 2002.

        On April 17, 2002 the Company announced that it had received a Commitment Letter from GE Capital for a secured revolving credit and term loan facility for the Company's domestic and certain international subsidiaries. Subsequently, on May 17, 2002 the Company executed agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 US Revolving Loan Commitment, a $5,000 term loan (the Term Loan) and a £2,740 UK Revolving Loan Commitment (US dollar equivalent of $4,000). In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (US dollar equivalent of $6,000). Each Agreement includes a letter of credit sub-facility. The new credit facilities replace the credit facility existing as of April 20, 2002 which was to expire on March 31, 2003. Concurrent with the execution of these new credit facilities, the Company repaid all outstanding principal and interest under its 10-year senior secured notes totaling $30,999, and the notes have been extinguished. Additional borrowings under the new facilities provide for working capital needs, repayment of certain intercompany debt and for general corporate purposes of the Company and its consolidated subsidiaries.

        The US Revolving Loan Commitment provides for an aggregate $50,000 commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35,000. Interest on borrowings under the commitment is based either on an index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%, plus applicable margins ranging from 0.25% to 1.25%, or on LIBOR plus margins ranging from 2.50% to 3.50%. The interest rate in effect on the execution date was 5.50%.

        The Term Loan bears interest at a variable index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%. Applicable margins above the index rate vary from 5.5% to 6.5%. The interest rate in effect on the execution date was 10.75%. The Term Loan is payable in nineteen consecutive quarterly installments of $250 each, beginning July 1, 2002.

        The UK Revolving Loan Commitment provides for a maximum £2,740 (US dollar equivalent of $4,000) subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. Interest on outstanding borrowings is based on the British prime rate plus applicable margins ranging from 0.25% to 1.25%. The interest rate in effect on the execution date was 4.75%.

        The Multicurrency Credit Agreement calls for a commitment fee, payable monthly in arrears, of 0.50% based on the average daily unused balance of the combined US/UK revolving loan commitment. Additionally, a variable margin ranging from 1.5% to 2.5% of the total outstanding letters of credits is payable monthly in arrears and the agreement requires an annual fee of 0.50% of the face amount of each letter of credit which is issued, renewed or extended. The margin in effect on outstanding letters of credits on the execution date was 2.0%.

        The A$ Facility Agreement provides for a maximum revolving credit facility of A$12,000 (US dollar equivalent of $6,000) subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$500. Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%. The interest rate in effect on the execution date was 7.68%. The agreement calls for monthly fees, payable in arrears, of 0.50% of the average daily unused balance of the facility and from 1.5% to 2.5% of total outstanding letters of credit. The margin in effect on outstanding letters of credits on the execution date was 2.0%.

        Applicable margins under both the Multicurrency Credit Agreement and the A$ Facility Agreement are subject to quarterly adjustments, on a prospective basis beginning July 1, 2003, based on the respective borrowers' fixed charge coverage ratio. Letters of credit under the agreements expire up to one year from date of issuance but, with the consent of the applicable agent, may be automatically renewed for one additional year unless written notice is given to or from the holder.

        The credit facilities are secured by substantially all of the assets of the Company, including a deed of trust on the Company's corporate headquarters. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over the Company's primary U.S., United Kingdom and Australia cash receipt accounts. Cash receipts into these accounts are applied against the Company's respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into the Company's disbursement accounts.

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments.

        At May 17, 2002 the Company had outstanding $12,504 in direct advances under the US Revolving Loan Commitment, $5,000 under the Term Loan, £1,000 under the UK Revolving Loan Commitment, and A$4,500 under the A$ Facility Agreement. Letters of credit outstanding as of that date totaled $17,343. Of the outstanding letters of credit, $5,500 were issued to replace the $5,500 in cash that the Company had posted with its insurance carrier at April 20, 2002 in conjunction with the annual renewal of its workers' compensation insurance coverage. In consideration of the execution of the new credit facilities, the Company paid approximately $1,700 in fees and expenses.

7. Related Party Transactions

        On April 1, 2002 the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000. The initial term of the note was one year, with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002 the note was amended and restated to increase the maturity date to August 18, 2007. Additionally, the interest rate was amended to a rate equal to the US Index Rate as calculated under the Company's Multicurrency Credit Agreement (see Note 6) plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on May 17, 2002 was 11.75%. Payment of interest is contingent on the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the facilities.

        On May 17, 2002 the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer (CEO) in the amount of $1,000 with a maturity date of August 18, 2007. The note bears interest at a rate equal to the US Index Rate plus the applicable Term Loan index margin as calculated under the Company's Multicurrency Credit Agreement (see Note 6), payable 45 calendar days after the end of each of the Company's fiscal periods. The interest rate in effect on May 17, 2002 was 10.75%. Pursuant to a provision of the promissory note, the Company paid its President and CEO a note fee of $30. Payment of interest is contingent on the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the facilities.

8. Operating Segments

	Domestic	International	Consolidated
12 Weeks Ended April 20, 2002
Sales of services and license fees	$91,132	$18,544	$109,676
Operating loss from continuing operations	$(1,212)	$(229)	$(1,441)
12 Weeks Ended April 14, 2001
Sales of services and license fees	$108,816	$18,693	$127,509
Operating income from continuing operations	$1,116	$141	$1,257
24 Weeks Ended April 20, 2002
Sales of services and license fees	$179,142	$37,527	$216,669
Operating loss from continuing operations	$(5,095)	$(646)	$(5,741)
24 Weeks Ended April 14, 2001
Sales of services and license fees	$227,134	$37,433	$264,567
Operating income from continuing operations	$2,607	$313	$2,920

9. Commitments and Contingencies

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, property damage, errors and omissions, fiduciary liability and fidelity losses.

        On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California against the Company, all members of its then current Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individuals except one of the former directors. The hearing proceeded and closing arguments were made on December 10, 2001. On January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224 plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process, with one panel member dissenting. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $800 paid to the claimant in January 2000 under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1,424, with one panel member dissenting.

        The Company recorded an accrued liability and related pretax charge of $3,600 in the fourth quarter of fiscal 2001 for the estimated cost of the adverse arbitration award, as modified, plus other related expenses. The Company has paid the principal plus interest at the legal rate from January 9, 2002. The claimant's application for an award of reasonable attorneys' fees and reimbursement of litigation costs was filed on February 18, 2002. Respondents' filed their opposition on March 8, 2002 and a Final Award was issued on April 22, 2002. The Company paid the total sum of $567 on April 30, 2002 comprising attorneys' fees to claimant's counsel of $450, cost reimbursement of $93 and arbitration expense reimbursement of $24, thereby bringing the matter to conclusion. As a result of the Final Award and definition of the Company's related attorneys' fees, the accrued liability was reduced by $693 in the second fiscal quarter of 2002.

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

Westaff, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and Notes thereto included herein and with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

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

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: financing risks, a going concern opinion issued by the Company's former accountants, possible adverse effects of fluctuations in the general economy, reliance on executive management, uncertain ability to continue and manage growth, control by a significant shareholder, reliance on management information systems, risks related to international operations, variability of employee-related costs, risks related to customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, a highly competitive market, reliance on field management, employer liability risks, risks related to franchise agent and licensed operations, the risk of Nasdaq delisting and risks related to acquisitions. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

Overview

        The Company provides staffing services to, and employment opportunities at, competitive businesses in global markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of staffing solutions, including temporary, direct hire, replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 325 business services offices in 45 states, the District of Columbia and five foreign countries.

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

        The general level of economic activity and unemployment in the United States and the countries in which the Company operates significantly affects demand for the Company's staffing services. Companies generally use temporary staffing services to manage personnel costs and staffing needs. As economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. Consequently, the Company has experienced less demand for its services and more competitive pricing pressure during the recent economic recession. A continued economic downturn could continue to have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. When economic activity increases, temporary employees are often added before full-time employees are hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders in which case the Company's business, results of operations, cash flows or financial condition may be significantly harmed.

Recent Developments

        At the Company's fiscal year ended November 3, 2001, $30.0 million was outstanding under the Company's 10-year senior secured notes. The Company was out of compliance with certain covenants of these senior notes as well as with certain covenants of its revolving credit facility, and the Company continued to be out of compliance with these covenants as of April 20, 2002. Although the Company had no working capital loans or term loans outstanding under the revolving credit facility as of November 3, 2001 or April 20, 2002, it relied on the facility for purposes of meeting letter of credit requirements in connection with its workers' compensation program and for working capital, if required. As of April 20, 2002, the Company had $11.8 million in outstanding letters of credit under this facility.

        In addition, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. The bond is renewable annually on November lst and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond on November 1, 2002. At April 20, 2002 the Company had $5.5 million of cash, in lieu of letters of credit, posted with its insurance carrier in connection with the annual renewal of its workers' compensation insurance coverage.

        On April 17, 2002 the Company announced that it had received a Commitment Letter from GE Capital for a secured revolving credit and term loan facility for the Company's domestic and certain international subsidiaries. On May 17, 2002 the Company executed agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million. Proceeds from the new credit facilities were used to repay all outstanding principal and interest under the senior secured notes totaling $31.0 million. In addition, $17.3 million in letters of credit were issued under the new facility to replace the Company's existing $11.8 outstanding letters of credit and the $5.5 million of cash posted with its insurance carrier, with additional availability to replace the existing $11.8 million surety bond when it expires.

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

        In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1.1 million mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $0.4 million. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1.8 million, or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included approximately $0.9 million for the arbitration loss and expenses, $0.6 million for losses on settlements of outstanding Medicare cost reports and other settlements and $0.3 million in valuation allowances for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next two fiscal years.

        Recorded estimated losses on the disposal of the medical operations are based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances, and estimated costs to be incurred in filing and settling all remaining Medicare cost reports and other estimated legal and incidental costs. Currently, the Company believes it has adequately reserved for the reasonable outcome of future events, as evidenced by the net liability position existing at April 20, 2002. However, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended April 20, 2002 compared to Fiscal Quarter Ended April 14, 2001

        Sales of Services and License Fees.    Sales of services decreased $17.5 million, or 13.8%, for the fiscal quarter ended April 20, 2002 as compared to the fiscal quarter ended April 14, 2001. Average billing rates per hour increased 5.9% for the fiscal 2002 quarter as compared to the fiscal 2001 quarter, while billed hours declined 18.1%. Sales of services decreased 16.0% for domestic business services and 0.8% for international services. The domestic sales decline is primarily due to the recent recession which has decreased demand for staffing services across the majority of the Company's geographic regions. Contingent on the U.S. economy's recovery period and the extent of economic recovery attained, the Company currently estimates that period over period decreases in sales will continue through the third fiscal quarter of 2002.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees decreased $0.3 million or 81.4%, for the fiscal quarter ended April 20, 2002 as compared to the fiscal quarter ended April 14, 2001. In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations and license fee income from these operations ceased. In the fourth quarter of fiscal 2001 one of the remaining licensees converted to the Company's franchise agent program. Additionally, in the first quarter of fiscal 2002 the Company purchased the operations of one of its three remaining licensees and is no longer selling or granting additional licenses. Consequently, the Company expects license fee revenue in fiscal 2002 periods to be significantly lower than comparable fiscal 2001 periods.

        Costs of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $12.4 million, or 12.2%, for the fiscal quarter ended April 20, 2002 as compared to the fiscal quarter ended April 14, 2001. Gross margin decreased from 20.4% in the second quarter of fiscal 2001 to 18.8% in the second quarter of fiscal 2002 reflecting margin declines in both international and domestic business services. The decrease is primarily due to a growth in pay rates outpacing the Company's ability to increase bill rates, and increased costs of benefits for the temporary workforce. The Company strives to improve gross margin where feasible; however, with the recent U.S. recession and resulting competitive pressures on prices, current opportunities available to increase gross margin may be limited.

        Workers' compensation costs were 4.0% of direct labor for the second quarter of fiscal 2002 and 4.2% for the second quarter of fiscal 2001. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. Though the Company reviews interim actuarial estimates and monitors accrual rates to ensure that they remain appropriate in light of loss trends, businesses in the United States are experiencing an increase in the cost of workers' compensation insurance. There can be no assurance that the Company's programs to control workers' compensation costs will be effective or that rising insurance costs will not require additional increases in workers' compensation accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $0.2 million, or 5.5%, for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.8% during the fiscal 2001 quarter to 3.0% for the fiscal 2002 quarter, reflecting an increase in franchise sales of services as a percentage of total sales of services.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $2.5 million, or 12.0% for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. The fiscal 2001 quarter includes a $2.1 million one-time gain on the sale of the two licensed operations noted above in "Sales of Services and License Fees". Included in the fiscal 2002 quarter are a write-off of $0.9 million of deferred costs related to the Company's retired debt (see "Recent Developments" above), partially offset by the $0.7 million reduction in accruals for an adverse final arbitration award as noted in "Liquidity and Capital Resources" below. Absent the aggregate of these items, selling and administrative expenses decreased as a percentage of sales of services and license fees from 18.3% in the fiscal quarter ended April 14, 2001 to 16.9% for the fiscal quarter ended April 20, 2002, primarily due to the Company's concerted cost control efforts.

        Interest Expense.    Interest expense decreased $0.2 million, or 40.1%, for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. During fiscal 2001, the Company repaid all amounts outstanding on a term loan under the Company's senior secured credit facility.

        Provision for Income Taxes.    For the second quarter of fiscal 2002, the Company recorded an income tax provision of $32,000 on a pre-tax loss of $1.7 million. The provision primarily consists of foreign income taxes. The Company recognized a 100% valuation allowance against its second quarter income tax benefit resulting from its net loss. This is consistent with its fiscal year end 2001 treatment whereby substantially all of the Company's deferred tax assets were reserved. As a result, the effective income tax rate for the second quarter of fiscal 2002 was 1.8%, due primarily to foreign income taxes. The effective income tax rate on pre-tax income from continuing operations was 40.0% for the second quarter of fiscal 2001.

24 Weeks Ended April 20, 2002 compared to 24 Weeks Ended April 14, 2001

        Sales of Services and License Fees.    Sales of services decreased $47.2 million, or 17.9%, for the 24 week period ended April 20, 2002 as compared to the 24 week period ended April 14, 2001. Average billing rates per hour increased 6.3% for the fiscal 2002 period as compared to the fiscal 2001 period, while billed hours declined 22.2%. Sales of services decreased 20.9% for domestic business services while sales of the Company's international services were consistent with the prior year period. During the first quarter of fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability (see "Restructuring Charges" below). As a part of the restructuring plan, the Company closed 18 under-performing domestic offices and has continued to monitor and close, if warranted, additional under-performing offices. These closures are intended to improve the Company's future profitability, but may negatively affect reported sales through at least the first quarter of fiscal 2003.

        License fees decreased $0.7 million or 82.0%, for the fiscal period ended April 20, 2002 as compared to the fiscal period ended April 14, 2001 due to the significant decrease in the number of licensees as noted in the fiscal quarter discussion above.

        Costs of Services.    Costs of services decreased $35.0 million, or 16.6%, for the 24 weeks ended April 20, 2002 as compared to the 24 weeks ended April 14, 2001. Gross margin decreased from 20.2% in the fiscal 2001 period to 18.8% in fiscal 2002, primarily due to lower license fees, a growth in pay rates outpacing the Company's ability to increase bill rates and the increased cost of benefits for the temporary workforce. Workers' compensation costs were 3.8% of payroll for the 24 week period ended April 20, 2002 and 4.0% for the 24 week period ended April 14, 2001.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit decreased $0.8 million, or 10.4%, for the fiscal 2002 period as compared to the same period in fiscal 2001. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.7% during the fiscal 2001 period to 3.0% for fiscal 2002, due to an increase in the sales of services from franchise operations as a percentage of total sales.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $5.3 million, or 12.3% for the 24 weeks ended April 20, 2002 as compared to the 24 weeks ended April 14, 2001. As noted in the fiscal quarter discussion above, the fiscal 2001 period includes a $2.1 million one-time gain on the sale of two licensed operations and the fiscal 2002 period includes a write-off of $0.9 million of deferred costs related to the Company's retired debt, partially offset by a $0.7 million reduction in arbitration accruals. Absent these items, selling and administrative expenses decreased $7.6 million or 16.8% and selling and administrative expenses increased as a percentage of sales of services and license fees from 17.2% for the fiscal 2001 period to 17.4% for the fiscal 2002 period, primarily due to sales volume decreases outpacing cost reductions.

        The Company continues to seek viable ways to reduce costs where possible; however, there can be no assurance that material cost savings which have been, or will be, identified or implemented will be adequate to improve operating income levels in future periods.

        Restructuring Charges.    In January 2002, the Company implemented a restructuring plan designed to improve the Company's profitability. The restructuring plan resulted in a first quarter fiscal 2002 pretax charge to operations of $1.9 million. Of this amount, $1.0 million was the result of abandoning front and back office management information systems that were under development in conjunction with two software vendors. One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company. In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized awaiting the completion of the systems. An additional $0.6 million resulted from severance and other employment termination costs due to the planned personnel reductions of 70 full time employees. Finally, as of the date the restructuring plan was finalized, the Company decided to close at least 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $0.3 million.

        Interest Expense.    Interest expense decreased $0.6 million, or 40.2%, for the 24 week period of fiscal 2002 as compared to the same period of fiscal 2001, primarily due to a lower level of debt. As a result of the Company's new credit facility, interest expense levels for the remainder of fiscal 2002 are expected to be slightly higher than those of the first two fiscal 2002 quarters.

        Provision for Income Taxes.    For the 24 weeks ended April 20, 2002, the Company recorded income tax expense of $30,000 on a pre-tax loss of $6.4 million. This primarily consists of foreign income taxes. The Company recognized a 100% valuation allowance against the income tax benefit resulting from its net loss.

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

        Net cash used in operating activities was $0.9 million for the 24 weeks ended April 20, 2002. The decrease of $21.8 million from net cash provided by operating activities for the same period in fiscal 2001 is primarily the result of an increased net loss of $5.7 million, decreased accounts receivable collections due to the lower levels of sales and an increase in other assets as a result of a $5.5 million cash deposit with the Company's workers' compensation insurance carrier in lieu of increasing letters of credit issued under the then-existing revolving credit facility.

        Cash used for capital expenditures, which are primarily for management information systems initiatives and office furniture and equipment, totaled $1.6 million and $1.9 million for the 24 weeks ended April 20, 2002 and April 14, 2001, respectively. During the first fiscal quarter of 2002, the Company ceased further development on its integrated front-to-back office system as a part of the restructuring plan noted above in "Restructuring Charges." Currently, the Company anticipates that fiscal 2002 cash outflows for management information systems and other capital expenditures will be slightly lower than fiscal 2001 levels.

        In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. Of the $2.1 million pre-tax gain from the sale of these operations, the Company received $0.7 million in cash proceeds through fiscal year ended November 3, 2001 and additional cash proceeds of $0.2 million through April 20, 2002, with the balance represented by notes receivable due in installments through the first quarter of fiscal 2003.

        During the first quarter of fiscal 2002, the Company acquired the interests of one of its remaining three licensed operations for a net cash payment of $0.2 million. The Company intends to focus on internal operations and currently has no plans to make significant acquisitions at this time, but may continue to acquire certain of its franchise or licensed operations and convert these to company-owned. In the future, the Company may again pursue opportunities for growth through strategic external acquisitions.

        At November 3, 2001 and April 20, 2002, the Company had $30.0 million outstanding principal under its 10-year senior secured notes, payable in equal annual installments beginning in the third quarter of fiscal 2002. The Company was out of compliance with certain covenants of these senior notes at the end of fiscal 2001 and continued to be out of compliance with these covenants at April 20, 2002. The senior noteholders did not deliver a notice of default to the Company, as was their right due to the covenant violations; however, because these covenant violations were not cured as of November 3, 2001 and April 20, 2002 the Company has classified the entire $30.0 million of principal outstanding under the notes as a current liability.

        At April 20, 2002 the Company also maintained a five year revolving credit facility entered into on March 4, 1998. The maximum availability under this facility was $90.0 million, and it was utilized to meet letter of credit requirements in connection with the Company's workers' compensation program, as well as for working capital purposes. Since the second quarter of fiscal 2001, there have been no outstanding borrowings under the facility; however, at April 20, 2002 the Company had $11.8 million in outstanding letters of credit covered by the facility. The Company was out of compliance with certain covenants of the facility at the end of fiscal 2001 and continued to be out of compliance with these covenants at April 20, 2002.

        In addition, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. The bond is renewable annually on November lst and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond on November 1, 2002. At April 20, 2002 the Company had $5.5 million of cash, in lieu of letters of credit, posted with its insurance carrier in connection with the annual renewal of its workers' compensation insurance coverage.

        On April 17, 2002 the Company announced that it had received a Commitment Letter from GE Capital for a secured revolving credit and term loan facility for the Company's domestic and certain international subsidiaries. On May 17, 2002 the Company executed agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million. Proceeds from the new credit facilities were used to repay all outstanding principal and interest under the senior secured notes totaling $31.0 million. In addition, $17.3 million in letters of credit were issued under the new facility to replace the Company's existing $11.8 million of outstanding letters of credit and the $5.5 million of cash posted with its insurance carrier.

        The new facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a $5.0 million term loan (the Term Loan) and a £2.7 million (US dollar equivalent of $4.0 million)UK Revolving Loan Commitment. In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of $6.0 million). Each Agreement includes a letter of credit sub-facility. The new credit facilities replace the credit facility existing as of April 20, 2002 which was to expire on March 31, 2003. Concurrent with the execution of these new credit facilities, the Company repaid all outstanding principal and interest under its 10-year senior secured notes totaling $31.0 million, and the notes have been extinguished. Additional borrowings under the new facilities provide for working capital needs, repayment of certain intercompany debt and for general corporate purposes of the Company and its consolidated subsidiaries.

        The US Revolving Loan Commitment provides for an aggregate $50.0 million commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35.0 million. The Term Loan is payable in nineteen consecutive quarterly installments of $0.25 million each, beginning July 1, 2002. The UK Revolving Loan Commitment provides for a maximum £2.7 million (US dollar equivalent of $4.0 million) subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable.

        The Multicurrency Credit Agreement calls for a commitment fee, payable monthly in arrears, of 0.50% based on the average daily unused balance of the combined US/UK revolving loan commitment. Additionally, a variable margin ranging from 1.5% to 2.5% of the total outstanding letters of credits is payable monthly in arrears and the agreement requires an annual fee of 0.50% of the face amount of each letter of credit which is issued, renewed or extended.

        The A$ Facility Agreement provides for a maximum revolving credit facility of A$12.0 million (US dollar equivalent of $6.0 million) subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$0.5 million. The agreement calls for monthly fees, payable in arrears, of 0.50% of the average daily unused balance of the facility and from 1.5% to 2.5% of total outstanding letters of credit.

        Applicable margins under both the Multicurrency Credit Agreement and the A$ Facility Agreement are subject to quarterly adjustments, on a prospective basis beginning July 1, 2003, based on the respective borrowers' fixed charge coverage ratio. Letters of credit under the agreements expire up to one year from date of issuance but, with the consent of the applicable agent, may be automatically renewed for one additional year unless written notice is given to or from the holder.

        The credit facilities are secured by substantially all of the assets of the Company, including a deed of trust on the Company's corporate headquarters. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over the Company's primary U.S., United Kingdom and Australia cash receipt accounts. Cash receipts into these accounts are applied against the Company's respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into the Company's disbursement accounts.

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments.

        At May 17, 2002 the Company had outstanding $12.5 million in direct advances under the US Revolving Loan Commitment, $5.0 million under the Term Loan, £1.0 million under the UK Revolving Loan Commitment, and A$4.5 million under the A$ Facility Agreement. Letters of credit outstanding as of that date totaled $17.3 million. $5.5 million of these letters of credit were issued to replace the $5.5 million in cash that the Company had posted with its insurance carrier. The Company anticipates issuance of an additional $11.8 million in letters of credit to replace the currently outstanding financial guarantee bond when it expires on November 1, 2002. In connection with the execution of the new credit facilities, the Company paid approximately $1.7 million in fees and expenses.

        On May 17, 2002 the Company executed a $1.0 million unsecured subordinated promissory note payable to its President and Chief Executive Officer with a maturity date of August 18, 2007. Pursuant to a provision of the promissory note, the Company paid its President and CEO a note fee of $30,000. Payment of interest is contingent upon the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the facilities.

        On May 17, 2002, the Company amended and restated a one-year unsecured subordinated promissory note dated April 1, 2002 to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million. The amended note has a maturity date of August 18, 2007. Payment of interest is contingent upon the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the facilities.

        In July 1998, the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100,000 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. In January 2000, the Company paid the seller $0.8 million in lieu of issuing additional shares. In March 2000, the selling party, Synergy Staffing, Inc., filed a complaint in the Superior Court of the State of California against the Company, all members of its then current Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The plaintiff sought to have the court grant a jury trial, and award the plaintiff compensatory and punitive damages and attorneys' fees and other costs. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, discovery was completed, and on December 3, 2001 an arbitration hearing commenced. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individual defendants except one of the former directors. The hearing proceeded and closing arguments were made on December 10, 2001. On January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2.2 million, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process, with one panel member dissenting. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $0.8 million paid to the claimant in January 2000 under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1.4 million, with one panel member dissenting.

        The Company recorded an accrued liability and related pretax charge of $3.6 million in the fourth quarter of fiscal 2001 for the estimated cost of the adverse arbitration award, as modified, plus other related expenses. The Company has paid the principal plus interest at the legal rate from January 9, 2002. The claimant's application for an award of reasonable attorneys' fees and reimbursement of litigation costs was filed on February 18, 2002. Respondents' filed their opposition on March 8, 2002 and a Final Award was issued on April 22, 2002. The Company paid the total sum of $0.6 million on April 30, 2002 comprising attorneys' fees to claimant's counsel of $0.4 million, cost reimbursement of $93,000 and arbitration expense reimbursement of $24,000, thereby bringing the matter to conclusion. As a result of the Final Award and definition of the Company's related attorneys' fees, the accrued liability was reduced by $0.7 million in the second fiscal quarter of 2002.

        The Company believes that cash from operations and the Company's available borrowing capacity under the new credit facilities will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next twelve months.

Westaff, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the 24 weeks ended April 20, 2002 the Company's international operations comprised 17.3% of its sales of services and, as of the end of that period, 18.7% of its total assets. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries. This risk is partially mitigated by the new multicurrency credit facility which allows the Company's Australia and United Kingdom subsidiaries to borrow in local currencies, and in turn mitigates the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.

        The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. At May 17, 2002, the Company's outstanding debt under variable-rate interest was approximately $22.8 million. A change of 2% in the interest rates would cause a change in interest expense of approximately $0.5 million on an annual basis.

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
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5.	OTHER INFORMATION
Not applicable.
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
10.8.17	Forbearance and Waiver Agreement to Loan Documents dated as of March 27, 2002
10.8.18	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 26, 2002
10.8.19	Unsecured Subordinated Note dated April 1, 2002
10.8.20	Credit Agreement dated as of May 17, 2002
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002
10.8.22	Pledge Agreement dated as of May 17, 2002
10.8.23	Security Agreement dated as of May 17, 2002
10.8.24	Parent Guaranty dated as of May 17, 2002
10.8.25	Subsidiary Guaranty dated as of May 17, 2002
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002
10.8.27	Unsecured Subordinated Note dated May 17, 2002
(b) Reports on Form 8-K
Current Report on Form 8-K dated April 11, 2002 filed with the Securities and Exchange Commission on April 11, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
Date: June 4, 2002
/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.8.17	Forbearance and Waiver Agreement to Loan Documents dated as of March 27, 2002
10.8.18	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 26, 2002
10.8.19	Unsecured Subordinated Note dated April 1, 2002
10.8.20	Credit Agreement dated as of May 17, 2002
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002
10.8.22	Pledge Agreement dated as of May 17, 2002
10.8.23	Security Agreement dated as of May 17, 2002
10.8.24	Parent Guaranty dated as of May 17, 2002
10.8.25	Subsidiary Guaranty dated as of May 17, 2002
10.8.26	Amended and Restated Unsecured Subordinated Noted dated May 17, 2002
10.8.27	Unsecured Subordinated Noted dated May 17, 2002

QuickLinks

WESTAFF, INC. AND SUBSIDIARIES INDEX
  Part I. Financial Information
  Item 1. Financial Statements
  Condensed Consolidated Balance Sheets (Amounts in thousands except per share amounts)
  Condensed Consolidated Statements of Operations (Unaudited) (Amounts in thousands except per share amounts)
  Condensed Consolidated Statements of Cash Flows (Unaudited) (Amounts in thousands)
  Notes to Condensed Consolidated Financial Statements (Unaudited) (Amounts in thousands except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. Other Information
SIGNATURES
EXHIBIT INDEX