Form 10-Q/A
period 2002-04-20
WESTAFF INC
filed 2002-09-03
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

WESTAFF, INC. AND SUBSIDIARIES

INDEX

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended April 20, 2002 is being filed to amend Part I, Items 1 and 2 to read as follows. No other changes are being made to the Form 10-Q.

Part I. Financial Information

Item 1. Financial Statements

Amended Filing of Form 10-Q for the Second Fiscal Quarter Ended April 20, 2002 and Restatement of Financial Statements for this Period.

This amendment is being filed in order to restate reported financial results at April 20, 2002, and for the 12 and 24 week periods then ended, to reflect the recognition of an income tax benefit relating to changes in deferred tax asset valuations primarily attributable to legislative changes that occurred during the second quarter of the registrant's 2002 fiscal year.

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(Amounts in thousands except per share amounts)

	April 20, 2002	November 3, 2001
	(Restated, note 10)
ASSETS
Current assets:
Cash and cash equivalents	$6,308	$6,443
Trade accounts receivable, less allowance for doubtful accounts of $1,097 and $1,260	57,797	70,444
Due from licensees	639	1,615
Income taxes receivable	3,133
Deferred income taxes	1,350	1,350
Other current assets	11,999	8,206

Total current assets	81,226	88,058
Property, plant and equipment, net	18,158	20,259
Intangible assets, net	12,972	13,181
Other long-term assets	1,502	1,677

	$113,858	$123,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable	$30,000	$30,000
Note payable to related party	2,000
Accounts payable and accrued expenses	32,714	40,749
Income taxes payable	182	555
Net liabilities of discontinued operations	229	192

Total current liabilities	65,125	71,496
Other long-term liabilities	12,161	12,187

Total liabilities	77,286	83,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at April 20, 2002 and November 3, 2001	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings	2,855	6,209
Accumulated other comprehensive loss	(3,022)	(3,301)

	36,574	39,649
Less treasury stock at cost, 1 shares at April 20, 2002 and 34 shares at November 3, 2001	2	157

Total stockholders' equity	36,572	39,492

	$113,858	$123,175

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 20, 2002	April 14, 2001	April 20, 2002	April 14, 2001
	(Restated, note 10)		(Restated, note 10)

Sales of services	$109,608	$127,144	$216,516	$263,718
License fees	68	365	153	849

Total sales of services and license fees	109,676	127,509	216,669	264,567
Costs of services	89,049	101,446	176,039	211,084

Gross profit	20,627	26,063	40,630	53,483
Franchise agents' share of gross profit	3,339	3,534	6,468	7,220
Selling and administrative expenses	17,152	19,417	34,913	39,646
Depreciation and amortization	1,577	1,855	3,094	3,697
Restructuring charges	—	—	1,896	—

Operating income (loss) from continuing operations	(1,441)	1,257	(5,741)	2,920
Interest expense	368	614	835	1,397
Interest income	(104)	(215)	(216)	(309)

Income (loss) from continuing operations before income taxes	(1,705)	858	(6,360)	1,832
(Benefit) provision for income taxes	(3,101)	343	(3,103)	733

Income (loss) from continuing operations	1,396	515	(3,257)	1,099
Loss on disposal of discontinued operations, net of income taxes	—	(1,794)	—	(1,794)

Net income (loss)	$1,396	$(1,279)	$(3,257)	$(695)

Earnings (loss) per share:
Continuing operations:
Basic and diluted	$0.09	$0.03	$(0.20)	$0.07

Discontinued operations:
Basic and diluted	$—	$(0.11)	$—	$(0.11)

Net income (loss):
Basic and diluted	$0.09	$(0.08)	$(0.20)	$(0.04)

Weighted average shares outstanding—basic	15,945	15,864	15,929	15,842

Weigthed average shares outstanding—diluted	15,971	15,869	15,929	15,844

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)

	24 Weeks Ended
	April 20, 2002	April 14, 2001
	(Restated, note 10)
Cash flows from operating activities
Net loss	$(3,257)	$(695)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations		1,794
Restructuring charges, net of payments	1,589
Depreciation	2,544	2,589
Amortization of intangible assets	550	1,108
Provision for losses on doubtful accounts	262	989
Gain from sale of licensed operations		(2,069)
Loss on sale or disposal of assets	131	26
Deferred income taxes		(334)
Changes in assets and liabilities:
Trade accounts receivable	12,649	21,927
Due from licensees	884	1,555
Other assets	(7,045)	3,190
Accounts payable and accrued expenses	(8,835)	(8,938)
Income taxes payable	(366)	(149)
Other liabilities	(34)	(150)

Net cash provided by (used in) continuing operations	(928)	20,843
Net cash provided by discontinued operations	37	1,235

Net cash provided by (used in) operating activities	(891)	22,078

Cash flows from investing activities
Capital expenditures	(1,582)	(1,947)
Proceeds from the sale of licensed operations	160
Payments for acquisition of licensed operations	(223)
Other, net	390	(225)

Net cash used in investing activities	(1,255)	(2,172)

Cash flows from financing activities
Net repayments under line of credit agreements		(10,000)
Principal payments on loans payable		(10,500)
Note payable to related party	2,000
Issuance of common stock	71	122
Repurchase of common stock	(13)

Net cash provided by (used in) financing activities	2,058	(20,378)

Effect of exchange rate on cash	(47)	75

Net change in cash and cash equivalents	(135)	(397)
Cash and cash equivalents at beginning of period	6,443	5,208

Cash and cash equivalents at end of period	$6,308	$4,811

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

        In January 2001 the Financial Accounting Standards Board (FASB) issued EITF Issue No. 01-14 (formerly EITF Abstracts, Topic No. D-103), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which requires that revenues and expenses be reported gross of such "out-of-pocket" expenses. Application was effective for financial reporting periods beginning after December 15, 2001 with prior periods reclassified to comply with the guidance. Accordingly, sales of services and costs of services for the 12 and 24 weeks ended April 14, 2001 have been reclassified to conform with the presentation adopted for fiscal 2002.

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

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	April 20, 2002	April 14, 2001	April 20, 2002	April 14, 2001
Income (loss) from continuing operations	$1,396	$515	$(3,257)	$1,099

Denominator for basic earnings per share—weighted average shares	15,945	15,864	15,929	15,842
Effect of dilutive securities:
Stock options	26	5	—	2

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,971	15,869	15,929	15,844

Basic earnings (loss) per share from continuing operations	$0.09	$0.03	$(0.20)	$0.07

Diluted earnings (loss) per share from continuing operations	$0.09	$0.03	$(0.20)	$0.07

Anti-dilutive weighted shares excluded from diluted earnings per share	552	306	425	330

        Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive. For the 24 weeks ended April 20, 2002, dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share because the effect of such securities would be anti-dilutive as a result of the loss from continuing operations.

5. Comprehensive Income

        Comprehensive income (loss) consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 20, 2002	April 14, 2001	April 20, 2002	April 14, 2001
Net income (loss)	$1,396	$(1,279)	$(3,257)	$(695)
Currency translation adjustments	461	(765)	279	(149)

Comprehensive income (loss)	$1,857	$(2,044)	$(2,978)	$(844)

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

10. Restatement

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the 12 and 24 weeks ended April 20, 2002, the Company determined that income taxes were not properly recorded. New tax legislation, enacted during the 12 weeks ended April 20, 2002, increased the net operating loss carryback term from two to five years. Due to this new tax law, the Company should have recorded a net tax benefit during the second quarter of $3,101. As a result, income tax provision, net income, income taxes receivable, total current assets, total assets, retained earnings, total stockholders' equity, and total liabilities and stockholders' equity have been restated from amounts previously reported as follows:

	As Previously Reported	As Restated
	(In 000's)	(In 000's)
For the 12 weeks ended April 20, 2002:
Income tax provision (benefit)	$32	$(3,101)
Net income (loss)	(1,737)	1,396
Earnings (loss) per share:
Continuing operations—basic and diluted	(.11)	.09
Net income (loss)—basic and diluted	(.11)	.09
For the 24 weeks ended April 20, 2002:
Income tax provision (benefit)	$30	$(3,103)
Net loss	(6,390)	(3,257)
Loss per share:
Continuing operations—basic and diluted	$(.40)	$(.20)
Net loss—basic and diluted	(.40)	(.20)
At April 20, 2002:
Income taxes receivable	$0	$3,133
Total current assets	78,093	81,226
Total assets	110,725	113,858
Retained earnings (deficit)	(278)	2,855
Total stockholders' equity	33,439	36,572
Total liabilities and stockholders' equity	110,725	113,858

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

        Provision for Income Taxes.    For the second quarter of fiscal 2002, the Company recorded an income tax benefit of $3.1 million. The benefit is primarily attributable to a projected Federal tax loss carryback. During fiscal 2001, the Company established a deferred tax valuation allowance of $19.2 million as future income was not assured to recognize a tax benefit for all deferred tax assets existing at November 3, 2001 and the Company had recognized all available net operating loss carryback refunds. As a result of the extended net operating loss carryback provisions signed into law during the Company's second quarter, the Company will be able to realize a tax benefit for certain of these deferred tax assets and for the loss incurred during 2002.

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

        Provision for Income Taxes.    For the 24 weeks ended April 20, 2002, the Company recorded an income tax benefit of $3.1 million. The benefit is primarily attributable to a projected Federal tax loss carryback. During fiscal 2001, the Company established a deferred tax valuation allowance of $19.2 million as future income was not assured to recognize a tax benefit for all deferred tax assets existing at November 3, 2001 and the Company had recognized all available net operating loss carryback refunds. As a result of the extended net operating loss carryback provisions signed into law during the Company's second quarter, the Company will be able to realize a tax benefit for certain of these deferred tax assets and for the loss incurred during 2002.

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

        Net cash used in operating activities was $0.9 million for the 24 weeks ended April 20, 2002. The decrease of $21.8 million from net cash provided by operating activities for the same period in fiscal 2001 is primarily the result of an increased net loss of $2.6 million, decreased accounts receivable collections due to the lower levels of sales and an increase in other assets as a result of a $5.5 million cash deposit with the Company's workers' compensation insurance carrier in lieu of increasing letters of credit issued under the then-existing revolving credit facility.

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

Westaff, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the 24 weeks ended April 20, 2002 the Company's international operations comprised 17.3% of its sales of services and, as of the end of that period, 18.2% of its total assets. The Company is exposed to foreign currency risk primarily due to its net investment in foreign subsidiaries. This risk is partially mitigated by the new multicurrency credit facility which allows the Company's Australia and United Kingdom subsidiaries to borrow in local currencies, and in turn mitigates the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.

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
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5.	OTHER INFORMATION
Not applicable.
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
10.8.17	Forbearance and Waiver Agreement to Loan Documents dated as of March 27, 2002*
10.8.18	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 26, 2002*
10.8.19	Unsecured Subordinated Note dated April 1, 2002*
10.8.20	Credit Agreement dated as of May 17, 2002*
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002*
10.8.22	Pledge Agreement dated as of May 17, 2002*
10.8.23	Security Agreement dated as of May 17, 2002*
10.8.24	Parent Guaranty dated as of May 17, 2002*
10.8.25	Subsidiary Guaranty dated as of May 17, 2002*
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002*
10.8.27	Unsecured Subordinated Note dated May 17, 2002*
(b) Reports on Form 8-K
Current Report on Form 8-K dated April 11, 2002 filed with the Securities and Exchange Commission on April 11, 2002.
*

        Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 20, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
Date: September 3, 2002
/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

CERTIFICATION

        I, Dirk A. Sodestrom, Senior Vice President and Chief Financial Officer of Westaff, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q/A of Westaff, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Date: September 3, 2002

By:	/s/ DIRK A. SODESTROM
Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

CERTIFICATION

        I, Dwight S. Pedersen, President and Chief Executive Officer of Westaff, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q/A of Westaff, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        Date: September 3, 2002

By:	/s/ DWIGHT S. PEDERSEN
Dwight S. Pedersen President and Chief Executive Officer

QuickLinks

WESTAFF, INC. AND SUBSIDIARIES INDEX
EXPLANATORY NOTE
SIGNATURES
CERTIFICATION
CERTIFICATION