Form 10-Q
period 2002-07-13
WESTAFF INC
filed 2002-09-03
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 13, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at September 2, 2002
Common Stock, $.01 par value	15,972,498 shares

WESTAFF, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands except per share amounts)

	July 13, 2002	November 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,465	$6,443
Trade accounts receivable, less allowance for doubtful accounts of $992 and $1,260	63,847	70,444
Due from licensees	843	1,615
Income taxes receivable	2,715
Deferred income taxes	533	1,350
Other current assets	5,952	8,206

Total current assets	77,355	88,058
Property and equipment, net	17,189	20,259
Intangible assets, net	12,789	13,181
Other long-term assets	2,824	1,677

Total Assets	$110,157	$123,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$16,221	$—
Current portion of long-term debt	1,000	30,000
Accounts payable and accrued expenses	36,885	40,749
Income taxes payable	202	555
Net liabilities of discontinued operations	293	192

Total current liabilities	54,601	71,496
Notes payable to related parties	3,000
Long-term debt	3,750
Other long-term liabilities	12,234	12,187

Total liabilities	73,585	83,683

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,948 shares at July 13, 2002 and November 3, 2001	159	159
Additional paid-in-capital	36,582	36,582
Retained earnings	2,298	6,209
Accumulated other comprehensive loss	(2,465)	(3,301)

	36,574	39,649
Less treasury stock at cost, 1 shares at July 13, 2002 and 34 shares at November 3, 2001	2	157

Total stockholders' equity	36,572	39,492

Total Liabilities and Stockholders' Equity	$110,157	$123,175

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	12 Weeks Ended		36 Weeks Ended
	July 13, 2002	July 7, 2001	July 13, 2002	July 7, 2001
Sales of services	$119,008	$123,915	$335,524	$387,633
License fees	96	191	248	1,040

Total sales of services and license fees	119,104	124,106	335,772	388,673
Costs of services	97,064	98,779	273,103	309,863

Gross profit	22,040	25,327	62,669	78,810
Franchise agents' share of gross profit	3,432	3,975	9,900	11,195
Selling and administrative expenses	16,740	19,028	51,653	58,674
Depreciation and amortization	1,481	1,778	4,575	5,475
Restructuring charges	—	—	1,896	—

Operating income (loss) from continuing operations	387	546	(5,355)	3,466
Interest expense	525	470	1,360	1,867
Interest income	(79)	(230)	(295)	(539)

Income (loss) from continuing operations before income taxes	(59)	306	(6,420)	2,138
Provision (benefit) for income taxes	475	122	(2,629)	855

Income (loss) from continuing operations	(534)	184	(3,791)	1,283
Loss on disposal of discontinued operations, net of income taxes	—	—	—	(1,794)

Net income (loss)	$(534)	$184	$(3,791)	$(511)

Earnings (loss) per share:
Continuing operations:
Basic and diluted	$(0.03)	$0.01	$(0.24)	$0.08

Discontinued operations:
Basic and diluted	$—	$—	$—	$(0.11)

Net income (loss):
Basic and diluted	$(0.03)	$0.01	$(0.24)	$(0.03)

Weighted average shares outstanding—basic	15,947	15,871	15,935	15,852

Weighted average shares outstanding—diluted	15,947	16,043	15,935	15,895

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	36 Weeks Ended
	July 13, 2002	July 7, 2001
Cash flows from operating activities
Net loss	$(3,791)	$(511)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations		1,794
Restructuring charges, net of payments	1,589
Depreciation	3,753	3,847
Amortization of intangible assets	822	1,628
Provision for losses on doubtful accounts	792	1,156
Gain from sale of licensed operations		(2,069)
Loss on sale or disposal of assets	155	62
Deferred income taxes	819	(341)
Changes in assets and liabilities:
Trade accounts receivable	6,925	21,426
Due from licensees	681	2,658
Other assets	(309)	3,540
Accounts payable and accrued expenses	(5,244)	(8,791)
Income taxes payable	(357)	(92)
Other liabilities	5	(274)

Net cash provided by continuing operations	5,840	24,033
Net cash provided by discontinued operations	100	174

Net cash provided by operating activities	5,940	24,207

Cash flows from investing activities
Capital expenditures	(1,731)	(3,120)
Proceeds from the sale of licensed operations	735	292
Payments for acquisition of licensed operations	(223)
Other, net	206	(349)

Net cash used in investing activities	(1,013)	(3,177)

Cash flows from financing activities
Net borrowings (repayments) under line of credit agreements	16,126	(9,400)
Proceeds from issuance of long term debt	5,000
Principal payments on long term debt	(30,250)	(10,500)
Proceeds from issuance of notes payable to related parties	3,000
Payment of debt issuance costs	(1,962)
Issuance of common stock	71	122
Repurchase of common stock	(13)

Net cash used in financing activities	(8,028)	(19,778)

Effect of exchange rate changes on cash	123	6

Net change in cash and cash equivalents	(2,978)	1,258
Cash and cash equivalents at beginning of period	6,443	5,208

Cash and cash equivalents at end of period	$3,465	$6,466

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands except per share amounts)

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 13, 2002 and July 7, 2001 are unaudited. Material intercompany accounts and transactions have been eliminated.

        The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

        Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 and 36 week periods ended July 13, 2002 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

        In November 1998, the Company announced its plan to sell its medical business, primarily operating through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary. As a result of this decision, the medical operations are classified as discontinued operations and presented as such in these condensed consolidated financial statements and notes thereto.

        In January 2001 the Financial Accounting Standards Board (FASB) issued EITF Issue No. 01-14 (formerly EITF Abstracts, Topic No. D-103), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which requires that revenues and expenses be reported gross of such "out-of-pocket" expenses. Application was effective for financial reporting periods beginning after December 15, 2001 with prior periods reclassified to comply with the guidance. Accordingly, sales of services and costs of services for the 12 and 36 weeks ended July 7, 2001 have been reclassified to conform with the presentation adopted for fiscal 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new standard also supercedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective on a prospective basis for financial statements with fiscal years beginning after December 15, 2001. The Company currently does not anticipate that SFAS No. 144 will have a material impact on its financial statements in the year of adoption.

        In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liabiliity is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and currently does not anticipate that the provisions of the new statement will have a material impact on its financial statements in the year of adoption.

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

        In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1,085 mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $425. Primarily due to the unfavorable arbitration award, the Company recorded an after-tax loss from discontinued operations of $1,794, or $0.11 per share, in the second quarter of fiscal 2001. The after-tax loss included approximately $904 for the arbitration loss and expenses, $640 for losses on settlements of outstanding Medicare cost reports and other settlements and $250 in valuation allowances for medical operations' net operating loss carryforwards which the Company believes will expire unused over the next two fiscal years. Included in the current assets of discontinued operations at July 13, 2002 is a $631 receivable for recoveries on 1997 Medicare cost reports. The remaining $953 of net current liabilities at July 13, 2002 comprise estimated reserves for pending liability claims of former Western Medical franchise agents, licensees or employees.

        Summarized balance sheet data on the discontinued operations, which includes the trade and Medicare accounts receivable and due from licensee balances retained by the Company, is as follows:

	July 13, 2002	November 3, 2001
Current assets (primarily receivables)	$660	$942
Current liabilities	(953)	(1,134)

Net liabilities of discontinued operations	$(293)	$(192)

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

        The activity impacting the accrual for restructuring charges is summarized in the table below:

	Restructuring Charges to Operations	Charges Utilized	Remaining Liability at July 13, 2002
Abandonment of management information systems	$993	$(993)	$—
Employment severance and separation costs	629	(629)	—
Rent and lease obligations	274	(195)	79

	$1,896	$(1,817)	$79

4.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	July 13, 2002	July 7, 2001	July 13, 2002	July 7, 2001
Income (loss) from continuing operations	$(534)	$184	$(3,791)	$1,283

Denominator for basic earnings per share—weighted average shares	15,947	15,871	15,935	15,852
Effect of dilutive securities:
Stock options	—	172	—	43

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,947	16,043	15,935	15,895

Basic earnings (loss) per share from continuing operations	$(0.03)	$0.01	$(0.24)	$0.08

Diluted earnings (loss) per share from continuing operations	$(0.03)	$0.01	$(0.24)	$0.08

Anti-dilutive weighted shares excluded from diluted earnings per share	287	223	270	291

        Anti-dilutive weighted shares represent options to purchase shares of common stock which were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be anti-dilutive. For the 12 and 36 weeks ended July 13, 2002, dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share because the effect of such securities would be anti-dilutive as a result of the loss from continuing operations.

5.    Comprehensive Income (Loss)

        Comprehensive income (loss) consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 13, 2002	July 7, 2001	July 13, 2002	July, 7 2001
Net income (loss)	$(534)	$184	$(3,791)	$(511)
Currency translation adjustments	557	(159)	837	(308)

Comprehensive income (loss)	$23	$25	$(2,954)	$(819)

6.    Short-term Borrowings and Loans Payable

        On May 17, 2002 the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000. The new credit facilities replace a credit facility that was to expire on March 31, 2003. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 US Revolving Loan Commitment, a £2,740 UK Revolving Loan Commitment (US dollar equivalent of approximately $4,000 at the date of the agreement), and a $5,000 term loan (the Term Loan). In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (US dollar equivalent of approximately $6,000 at the date of the agreement). Each Agreement includes a letter of credit sub-facility. Concurrent with the execution of these new credit facilities, the Company repaid all outstanding principal and interest under its 10-year senior secured notes, which totaled $30,999. In addition, $17,343 in letters of credit were issued under the new facility to replace $11,843 in outstanding letters of credit and $5,500 of cash on deposit with the Company's workers' compensation insurance carrier.

        The US Revolving Loan Commitment provides for an aggregate $50,000 commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35,000. Interest on borrowings under the commitment is based either on an index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%, plus applicable margins ranging from 0.25% to 1.25%, or on LIBOR plus margins ranging from 2.50% to 3.50%. Borrowings outstanding under the US Revolving Loan Commitment at July 13, 2002 were $14,558 at a weighted average interest rate of 5.27%.

        The Term Loan bears interest at a variable index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%. Applicable margins above the index rate vary from 5.5% to 6.5%. The interest rate in effect at July 13, 2002 was 10.75%. The Term Loan is payable in nineteen consecutive quarterly installments of $250 each, beginning July 1, 2002. At July 13, 2002 borrowings of $4,750 were outstanding on the Term Loan.

        The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. Interest on outstanding borrowings is based on the British prime rate plus applicable margins ranging from 0.25% to 1.25%. At July 13, 2002, borrowings of approximately US$703 were outstanding under the UK Revolving Loan Commitment at an interest rate of 4.75%.

        The Multicurrency Credit Agreement calls for a commitment fee, payable monthly in arrears, of 0.50% based on the average daily unused balance of the combined US/UK revolving loan commitment. Additionally, a variable margin ranging from 1.5% to 2.5% of the total outstanding letters of credits is payable monthly in arrears and the agreement requires an annual fee of 0.50% of the face amount of each letter of credit which is issued, renewed or extended. The margin in effect on outstanding letters of credits is 2.0% through July 1, 2003.

        The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$500. Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%. At July 13, 2002, borrowings of approximately US$960 were outstanding under the A$ Facility Agreement at an interest rate of 8.17%. The agreement calls for monthly fees, payable in arrears, of 0.50% of the average daily unused balance of the facility and from 1.5% to 2.5% of total outstanding letters of credit. The margin in effect on outstanding letters of credits is 2.0% through July 1, 2003.

        Applicable margins under both the Multicurrency Credit Agreement and the A$ Facility Agreement are subject to quarterly adjustments, on a prospective basis beginning July 1, 2003, based on the respective borrowers' fixed charge coverage ratio. Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder. At July 13, 2002 the Company had approximately $13,079 available under the credit facilities, with $17,343 in letters of credit outstanding.

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

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. At July 13, 2002, the Company was in compliance with these covenants; however, based on current projections, the Company's management believes there is a possibility that the Company may not be in compliance with the credit facility's EBITDA covenant on a prospective basis. The Company has notified its lenders of this possibility and negotiations to revise the covenant are currently in process. There can be no assurance that such negotiations will be completed in a manner satisfactory to the Company.

        In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond in the amount of $11,842 that secures a portion of its workers' compensation premium and deductible obligations. The bond is renewable annually on November lst and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond on November 1, 2002. The Company anticipates issuance of additional letters of credit to replace the currently outstanding financial guarantee bond when it expires.

7.    Related Party Transactions

        On April 1, 2002 the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000. The initial term of the note was one year, with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002 the note was amended and restated to extend the maturity date to August 18, 2007. Additionally, the interest rate and payment schedule were amended to a rate equal to the US Index Rate as calculated under the Company's Multicurrency Credit Agreement (see Note 6) plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on July 13, 2002 was

11.75%. Payment of interest is contingent on the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the Multicurrency Credit Agreement or A$ Facility Agreement.

        On May 17, 2002 the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer (CEO) in the amount of $1,000 with a maturity date of August 18, 2007. The note bears interest at a rate equal to the US Index Rate plus the Applicable Term Loan Index Margin as calculated under the Company's Multicurrency Credit Agreement (see Note 6), payable 45 calendar days after the end of each of the Company's fiscal periods. The interest rate in effect on July 13, 2002 was 10.75%. Pursuant to a provision of the promissory note, the Company paid its President and CEO a note fee of $30. Payment of interest is contingent on the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the Multicurrency Credit Agreement or A$ Facility Agreement.

8.    Operating Segments

	Domestic	International	Adjustments(1)	Consolidated
12 Weeks Ended July 13, 2002
Sales of services and license fees	$98,757	$20,347		$119,104
Operating income from continuing operations	$355	$23	$9	$387
12 Weeks Ended July 7, 2001
Sales of services and license fees	$104,791	$19,315		$124,106
Operating income from continuing operations	$527	$19		$546
36 Weeks Ended July 13, 2002
Sales of services and license fees	$277,898	$57,874		$335,772
Operating loss from continuing operations	$(4,756)	$(624)	$25	$(5,355)
36 Weeks Ended July 7, 2001
Sales of services and license fees	$331,925	$56,748		$388,673
Operating income from continuing operations	$3,136	$330		$3,466

(1)
U.S. GAAP adjustments to international operations

9.    Commitments and Contingencies

        In the ordinary course of its business, the company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, property damage, errors and omissions, fiduciary liability and fidelity losses.

        In March 2000, Synergy Staffing, Inc. filed a complaint against the Company, all members of its then current Board of Directors and one of the executive officers alleging, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. under a July 1998 asset purchase agreement. Under arbitration proceedings, on January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $800 paid to the claimant in January 2000 under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1,424. In the fourth quarter of fiscal 2001, the Company recorded a pretax charge of $3,600 for the estimated cost of settling this case, which included interest and related fees.

        On April 22, 2002 a Final Award was issued under which the Company paid an additional $567 in fees and expenses. Primarily as a result of the Final Award, $693 of the remaining liability was recorded as a reduction to selling and administrative expense in the second fiscal quarter of 2002. Of the initial $3,600 pretax charge, approximately $817 of unpaid costs remain and are reflected in the balance sheet at July 13, 2002 as an accrued liability.

        On July 26, 2002 the claimant filed a motion in Los Angeles Superior Court to correct and confirm the interim award, seeking to have the arbitrators' factual findings affirmed, while having its damages, interest and attorneys' fees determinations contained in the findings set aside and increased in their favor. On August 21, 2002 the Superior Court denied the claimant's motion. The Company believes that any further claims or actions that may be brought by the claimant in this case are without merit and that the outcome of such would not have a material adverse effect on its financial statements.

        The Company is subject to claims and other actions arising in the ordinary course of business, some of which have resulted in lawsuits where the Company is a defendant, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees. Management currently believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

        In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding credit facilities and financing, sales, long-lived asset impairment, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, medical operations and acquisitions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: possible adverse effects of fluctuations in the general economy, reliance on executive management, uncertain ability to continue and manage growth, control by a significant shareholder, reliance on management information systems, risks related to international operations, variability of employee-related costs, risks related to customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, a highly competitive market, reliance on field management, employer liability risks, risks related to franchise agent and licensed operations, and risks related to acquisitions. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. Demand for temporary staffing is historically highest in the fourth fiscal quarter, due largely to the planning cycles of many of the Company's customers, and typically lower in the first fiscal quarter, due, in part, to national holidays as well as to plant shutdowns during and after the holiday season. These and other risks and uncertainties related to the Company's business are described in detail in the "Factors Affecting Future Operating Results" section of the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

Overview

        The Company provides staffing services to, and employment opportunities at, competitive businesses in global markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of staffing solutions, including temporary, direct hire, replacement, supplemental and on-site programs to businesses and government agencies. The Company has over 50 years of experience in the staffing industry and operates over 310 business services offices in 45 states, the District of Columbia and five foreign countries.

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

        The general level of economic activity and unemployment in the United States and the countries in which the Company operates significantly affects demand for the Company's staffing services. Companies generally use temporary staffing services to manage personnel costs and staffing needs. As economic activity slows, many companies reduce their utilization of temporary employees before releasing full-time employees. Consequently, the Company experienced less demand for its services and more competitive pricing pressure during the recent economic recession. A recurrence of a recessionary economy could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. When economic activity increases, temporary employees are often added before full-time employees are hired. During these periods of increased economic activity and generally higher levels of employment, the competition among temporary staffing firms for qualified temporary personnel is intense. There can be no assurance that during these periods the Company will be able to recruit the temporary personnel necessary to fill its customers' job orders in which case the Company's business, results of operations, cash flows or financial condition may be significantly harmed.

Recent Developments

        On May 17, 2002 the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, replacing the Company's credit facility that was to expire in March 2003. Proceeds from the new credit facilities were used to repay all outstanding principal and interest under the Company's senior secured notes, which totaled $31.0 million. In addition, $17.3 million in letters of credit were issued under the new facility to replace $11.8 million in outstanding letters of credit and $5.5 million of cash on deposit with the Company's insurance carrier. See "Liquidity and Capital Resources" for further information on these recent developments.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new standard also supercedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective on a prospective basis for financial statements with fiscal years beginning after December 15, 2001. The Company currently does not anticipate that SFAS No. 144 will have a material impact on its financial statements in the year of adoption.

        In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and currently does not anticipate that the provisions of the new statement will have a material impact on its financial statements in the year of adoption.

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

        During fiscal 2000, the Company recorded after-tax losses relating to discontinued operations of $0.8 million or $0.05 per share. This charge was primarily due to lower than expected settlements of Medicare cost reports. During fiscal 2002, the Company was notified that appeals on two of its 1997 Medicare cost reports were successful, with anticipated recovery of $0.6 million, net of costs. The result of appeal on a 1996 cost report is pending, and the Company hopes to recover additional funds; however, there can be no assurance that the Company will be successful in this appeal.

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

        Recorded estimated losses on the disposal of the medical operations are based on a number of assumptions. These include the estimated costs and write-offs required to collect the remaining Medicare accounts receivable and due from licensee balances, and estimated costs to be incurred in filing and settling all remaining Medicare cost reports and other estimated legal and incidental costs. Currently, the Company believes it has adequately reserved for the reasonable outcome of future events, as evidenced by the net liability position existing at July 13, 2002. However, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended July 13, 2002 compared to Fiscal Quarter Ended July 7, 2001

        Sales of Services and License Fees.    Sales of services decreased $4.9 million, or 4.0%, for the fiscal quarter ended July 13, 2002 as compared to the fiscal quarter ended July 7, 2001. Average billing rates per hour increased 4.6% while billed hours declined 7.8%. Sales for domestic business services decreased 5.7% for the current fiscal quarter when compared to the same fiscal quarter of 2001, as the U.S. economic recovery from the recent recession continues to lag. Sales for international operations increased 5.3% for the fiscal 2002 quarter as compared to the fiscal 2001 quarter, primarily due to favorable currency translation rates. Excluding the effect of these rate fluctuations, international sales of services declined 2.1% for the current fiscal quarter as compared to the fiscal 2001 quarter, primarily due to slowing worldwide economies.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees decreased $0.1 million or 49.7%, for the fiscal quarter ended July 13, 2002 as compared to the fiscal quarter ended July 7, 2001. In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations and license fee income from these operations ceased. In the fourth quarter of fiscal 2001 one of the remaining licensees converted to the Company's franchise agent program. Additionally, in the first quarter of fiscal 2002 the Company purchased the operations of one of its three remaining licensees and is no longer selling or granting additional licenses. Consequently, the Company expects license fee revenue in fiscal 2002 periods to be considerably lower than comparable fiscal 2001 periods.

        Costs of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $1.7 million, or 1.7%, for the fiscal quarter ended July 13, 2002 as compared to the fiscal quarter ended July 7, 2001. Gross margin decreased from 20.4% in the third quarter of fiscal 2001 to 18.5% in the third quarter of fiscal 2002 reflecting margin declines in both international and domestic operations. The decrease is primarily due to a growth in pay rates outpacing the Company's ability to increase bill rates, increased workers' compensation costs, a decrease in permanent placement fees and increased costs of benefits for the temporary workforce. The Company strives to improve gross margin where feasible; however, with the recent U.S. recession and resulting competitive pressures on prices, current opportunities available to increase gross margin may be limited.

        Workers' compensation costs were 4.1% of direct labor for the third quarter of fiscal 2002 and 3.7% for the third quarter of fiscal 2001. These costs tend to vary depending upon the mix of business between clerical staffing and light industrial staffing. Though the Company reviews interim actuarial estimates and monitors accrual rates to ensure that they remain appropriate in light of loss trends, businesses in the United States are generally experiencing an increase in the cost of workers' compensation insurance. The Company currently anticipates that workers' compensation costs will range from 4.3% to 4.6% of direct labor for the remainder of the fiscal year. There can be no assurance that the Company's programs to control workers' compensation costs will be effective or that rising insurance costs will not require additional increases in workers' compensation accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $0.5 million, or 13.7%, for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. As a percentage of sales of services and license fees, franchise agents' share of gross profit decreased from 3.2% during the fiscal 2001 quarter to 2.9% for the fiscal 2002 quarter, reflecting a decrease in franchise sales as a percentage of total sales of services.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $2.6 million, or 12.4% for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. As a percent of sales of services and license fees, selling and administrative expenses decreased from 16.8% in the third quarter of fiscal 2001 quarter to 15.3% in the third quarter of fiscal 2002, primarily due to cost savings realized from personnel reductions and office closures during the first half of fiscal 2002. The Company continues to closely monitor its variable costs and evaluate the performance of field offices. If warranted, additional under-performing offices may be closed or consolidated in future periods and additional cost saving measures may be implemented.

        Interest Expense.    Interest expense increased $0.1 million, or 11.7%, for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, despite slightly lower debt levels, due to an increase in the overall effective interest rate for the fiscal 2002 quarter.

        Provision for Income Taxes.    For the third quarter of fiscal 2002, the Company recorded an income tax provision of $0.5 million on a pre-tax loss of $59,000 due to a decrease in the estimated federal effective income tax rate for the year. At the end of the second quarter of fiscal 2002, the Company estimated its effective rate for the year to be 39%. However, at the end of the third fiscal quarter the Company estimates its federal rate for the year to be 34%. The effective income tax rate on pre-tax income from continuing operations was 40.0% for the third quarter of fiscal 2001.

36 Weeks Ended July 13, 2002 compared to 36 Weeks Ended July 7, 2001

        Sales of Services and License Fees.    Sales of services decreased $52.1 million, or 13.4%, for the 36 week period ended July 13, 2002 as compared to the 36 week period ended July 7, 2001. Average billing rates per hour increased 5.7% for the fiscal 2002 period as compared to the fiscal 2001 period, while billed hours declined 17.6%. Sales of services decreased 16.1% for domestic business services while reported sales of the Company's international services increased 2.0%. Absent the effect of currency translation fluctuations, international sales declined slightly by 0.1%. During the first quarter of fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability (see "Restructuring Charges" below). As a part of the restructuring plan, the Company closed 18 under-performing domestic offices and has continued to close additional under-performing offices through the third quarter of fiscal 2002. These closures are intended to improve the Company's future profitability, but may negatively affect reported sales through at least the first quarter of fiscal 2003.

        License fees decreased $0.8 million or 76.2%, for the fiscal period ended July 13, 2002 as compared to the fiscal period ended July 7, 2001 due to the significant decrease in the number of licensees as noted in the fiscal quarter discussion above.

        Costs of Services.    Costs of services decreased $36.8 million, or 11.9%, for the 36 weeks ended July 13, 2002 as compared to the 36 weeks ended July 7, 2001. Gross margin decreased from 20.3% in the fiscal 2001 period to 18.7% in fiscal 2002, primarily due to growth in pay rates outpacing the Company's ability to increase bill rates, the increased cost of benefits for the temporary workforce and lower license fees. Workers' compensation costs were 3.9% of payroll for the 36 week period ended July 13, 2002 and 4.0% for the 36 week period ended July 7, 2001.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit decreased $1.3 million, or 11.6%, for the fiscal 2002 period as compared to the same period in fiscal 2001. As a percentage of sales of services and license fees, franchise agents' share of gross profit was 2.9% for both fiscal periods.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $7.9 million, or 12.3% for the 36 weeks ended July 13, 2002 as compared to the 36 weeks ended July 7, 2001. As noted in the quarterly discussion above, two licensees purchased the Company's interest in their licensed operations in the second quarter of fiscal 2001. Included in the fiscal 2001 selling and administrative expenses is a $2.1 million one-time gain on the sale these operations. Absent this, selling and administrative expenses decreased $10.0 million, primarily due to cost savings realized from personnel reductions and office closures.

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

        Interest Expense.    Interest expense decreased $0.5 million, or 27.2%, for the 36 week period of fiscal 2002 as compared to the same period of fiscal 2001. During the second quarter of fiscal 2001 the Company repaid all amounts outstanding on a term loan under the Company's former credit facility.

        Provision for Income Taxes.    For the 36 weeks ended July 13, 2002, the Company recorded an income tax benefit of $2.6 million on a pre-tax loss of $6.4 million. The benefit is primarily attributable to a projected Federal tax loss carryback. During fiscal 2001, the Company established a deferred tax valuation allowance of $19.2 million as future income was not assured to recognize a tax benefit for all deferred tax assets existing at November 3, 2001 and the Company had recognized all available net operating loss carryback refunds. As a result of the extended net operating loss carryback provisions signed into law during the Company's second quarter, the Company will be able to realize a tax benefit for certain of these deferred tax assets and for the loss incurred during 2002. Excluding the effect of the change in the valuation allowance, the Company estimates its effective federal income tax rate for the year to be 34%. The Company has not recorded a benefit associated with state income taxes.

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

        Net cash provided by operating activities was $5.9 million for the 36 weeks ended July 13, 2002, a decrease of $18.3 million from net cash provided by operating activities for the same period in fiscal 2001. The decrease is primarily the result of changes in working capital items.

        Cash used for capital expenditures, which are primarily for management information systems initiatives and office furniture and equipment, totaled $1.7 million and $3.1 million for the 36 weeks ended July 13, 2002 and July 7, 2001, respectively. During the first fiscal quarter of 2002, the Company ceased further development on its integrated front-to-back office system as a part of the restructuring plan noted above in "Restructuring Charges." Currently, the Company anticipates that fiscal 2002 cash outflows for management information systems and other capital expenditures will be slightly lower than fiscal 2001 levels.

        In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. Of the $2.1 million pre-tax gain from the sale of these operations, the Company received $0.7 million in cash proceeds through fiscal year ended November 3, 2001 and additional cash proceeds of $0.7 million through July 13, 2002, with the balance represented by notes receivable due in installments through the first quarter of fiscal 2003.

        During the first quarter of fiscal 2002, the Company acquired the interests of one of its remaining three licensed operations for a net cash payment of $0.2 million. The Company intends to focus on internal operations and currently has no plans to make significant acquisitions at this time, but may continue to acquire certain of its franchise or licensed operations and convert these to company-owned offices. In the future, the Company may again pursue opportunities for growth through strategic external acquisitions.

        On May 17, 2002 the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, which replaced the Company's credit facility which was to expire in March 2003. The new facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement) and a $5.0 million term loan (the Term Loan). In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement). Each Agreement includes a letter of credit sub-facility. Proceeds from the new credit facilities were used to repay all outstanding principal and interest under the Company's senior secured notes, which totaled $31.0 million. In addition, $17.3 million in letters of credit were issued under the new facility to replace $11.8 million in outstanding letters of credit and $5.5 million of cash on deposit with the Company's insurance carrier. Additional borrowings under the new facilities provide for working capital needs, repayment of certain intercompany debt and general corporate purposes of the Company and its consolidated subsidiaries.

        The US Revolving Loan Commitment provides for an aggregate $50.0 million commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35.0 million. The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. The Term Loan is payable in nineteen consecutive quarterly installments of $0.25 million each, beginning July 1, 2002.

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

        The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$0.5 million. The agreement calls for monthly fees, payable in arrears, of 0.50% of the average daily unused balance of the facility and from 1.5% to 2.5% of total outstanding letters of credit.

        Applicable margins under both the Multicurrency Credit Agreement and the A$ Facility Agreement are subject to quarterly adjustments, on a prospective basis beginning July 1, 2003, based on the respective borrowers' fixed charge coverage ratio. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

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

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. At July 13, 2002, the Company was in compliance with these covenants; however, based on current projections, the Company's management believes there is a possibility that the Company may not be in compliance with the credit facility's EBITDA covenant on a prospective basis. The Company has notified its lenders of this possibility and negotiations to revise the covenant are currently in process. There can be no assurance that such negotiations will be completed in a manner satisfactory to the Company.

        At July 13, 2002 the Company had approximately $13.1 million available under the credit facility with $14.6 million in direct advances under the US Revolving Loan Commitment, $4.8 million under the Term Loan, approximately $0.7 million under the UK Revolving Loan Commitment and approximately $0.9 million under the A$ Facility Agreement. Letters of credit outstanding as of that date totaled $17.3 million. In connection with the execution of the new credit facilities, the Company has incurred approximately $1.9 million in fees and expenses.

        In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. The bond is renewable annually on November lst and 90-day advance written notice of non-renewal is required. The bondholder has expressed its intent to exit the surety bond market and, consequently, not renew the bond on November 1, 2002. The Company anticipates issuance of additional letters of credit to replace the currently outstanding financial guarantee bond when it expires.

        On May 17, 2002 the Company executed a $1.0 million unsecured subordinated promissory note payable to its President and Chief Executive Officer with a maturity date of August 18, 2007. Pursuant to a provision of the promissory note, the Company paid its President and CEO a note fee of $30,000. Payment of interest is contingent upon the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the Multicurrency Credit Agreement or A$ Facility Agreement.

        On May 17, 2002, the Company amended and restated a one-year unsecured subordinated promissory note dated April 1, 2002 to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million. The amended note has a maturity date of August 18, 2007. Payment of interest is contingent upon the Company meeting minimum availability requirements under the new credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the Multicurrency Credit Agreement or A$ Facility Agreement.

        In March 2000, Synergy Staffing, Inc. filed a complaint against the Company, all members of its then current Board of Directors and one of the executive officers alleging, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. under a July 1998 asset purchase agreement. Under arbitration proceedings, on January 9, 2002 the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2.2 million, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding, subject to an application process. On February 11, 2002, an Order Modifying Interim Award was issued crediting the Company $0.8 million paid to the claimant in January 2000 under a price protection clause in the asset purchase agreement, thereby reducing the award for compensatory damages to $1.4 million. In the fourth quarter of fiscal 2001, the Company recorded a pretax charge of $3.6 million for the estimated cost of settling this case.

        On April 22, 2002 a Final Award was issued under which the Company paid an additional $0.6 million in fees and expenses. Primarily as a result of the Final Award $0.7 million of the remaining liability was recorded as a reduction to selling and administrative expenses in the second fiscal quarter of 2002.

        On July 26, 2002 the claimant filed a motion in Los Angeles Superior Court to correct and confirm the interim award, seeking to have the arbitrators' factual findings affirmed, while having its damages, interest and attorneys' fees determinations contained in the findings set aside and increased in their favor. On August 21, 2002 the Superior Court denied the claimant's motion. The Company believes that any further claims or actions that may be brought by the claimant in this case are without merit and that the outcome of such would not have a material adverse effect on its financial statements.

        The Company believes that cash from operations and the Company's available borrowing capacity under the new credit facilities will be sufficient to meet anticipated needs for working capital and capital expenditures through at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the 36 weeks ended July 13, 2002 the Company's international operations comprised 17.3% of its sales of services and, as of the end of that period, 18.6% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company's new multicurrency credit facility, which allows the Company's Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.

        The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company has not entered into derivative financial instruments for trading purposes. The Company's primary market risk exposure relates to interest rate risk. At July 13, 2002, the Company's outstanding debt under variable-rate interest borrowings was approximately $24.0 million. A change of 2% in the interest rates would cause a change in interest expense of approximately $0.5 million on an annual basis.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  At the annual Meeting of Stockholders on May 22, 2002 (the "2002 Annual Meeting"), W. Robert Stover was elected as Class III Director to serve for a three-year term and until his successor is elected. The voting was as follows:

Votes for:	14,012,500
Votes withheld:	1,797,667
Votes abstaining:	0
Broker non-votes:	0

  The terms of Dwight S. Pedersen and Walter W. Macauley as Class II directors will continue until the Company's 2004 annual meeting, and the terms of Jack D. Samuelson and Ronald D. Stevens as Class I directors will continue until the Company's 2003 annual meeting.

  (b)
  At the 2002 Annual Meeting, the stockholder proposal to amend the Company's Certificate of Incorporation and Bylaws to provide that stockholder approval of all matters requires the affirmative vote of at least 51% of the shares of capital stock issued and outstanding and entitled to vote at any regular or special meeting of stockholders, unless otherwise required by statue was voted upon and passed as follows:

Votes for:	13,656,490
Votes against:	1,034,648
Votes abstaining:	7,834
Broker non-votes:	0

Item 5. OTHER INFORMATION

        Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

      3.1.2    Fourth Amended and Restated Certificate of Incorporation
      3.2.4    Amended and Restated Bylaws, effective May 22, 2002

  (b)
  Reports on Form 8-K

      Current Report on Form 8-K dated June 6, 2002 filed with the Securities and Exchange Commission on June 6, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
September 3, 2002 Date	/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

CERTIFICATION

        I, Dirk A. Sodestrom, Senior Vice President and Chief Financial Officer of Westaff, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Westaff, Inc.;

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

  1.
  I have reviewed this quarterly report on Form 10-Q of Westaff, Inc.;

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

        Date: September 3, 2002

By:	/s/ DWIGHT S. PEDERSEN
Dwight S. Pedersen President and Chief Executive Officer

Exhibit Index

Exhibit Number	Exhibit Description
3.1.2	Fourth Amended and Restated Certificate of Incorporation
3.2.4	Amended and Restated Bylaws, effective May 22, 2002

24

QuickLinks

WESTAFF, INC. AND SUBSIDIARIES INDEX
  Part I. Financial Information
  Item 1. Financial Statements
  Westaff, Inc. Condensed Consolidated Balance Sheets (Unaudited) (In thousands except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index