Form 10-K
period 2002-11-02
WESTAFF INC
filed 2003-01-31
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 2, 2002

Commission File Number 000-27130

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation and organization)	94-1266151 (I.R.S. Employer Identification No.)

298 NORTH WIGET LANE, WALNUT CREEK, CA 94598-2453
(Address of principal executive offices, including zip code)

(925) 930-5300
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
 None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,414,665 as of December 31, 2002, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 31, 2002, the Registrant had outstanding 15,972,498 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated herein by reference:

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated herein by reference to this Form 10-K Report.

INDEX

WESTAFF, INC.

PART I

ITEM 1. BUSINESS.

        The following Business Section contains forward-looking statements that involve risks and uncertainties regarding Westaff, Inc. (the "Company"). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under "Factors Affecting Future Operating Results" beginning on page 10 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. This Form 10-K for the fiscal year ended November 2, 2002 contains service marks of the Company.

General

        The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of certain major urban centers ("primary markets") in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company's primary focus is on recruiting and placing temporary light industrial and clerical/administrative personnel. The Company has over 50 years of experience in the staffing industry and, as of November 2, 2002, operated through 299 offices in 45 states and five foreign countries. As of November 2, 2002, 72.6% of these offices were owned by the Company, 25.7% were operated by franchise agents and 1.7% were operated by licensees.

        The Company was founded in 1948 and incorporated in California in 1954. In October 1995, the Company reincorporated in Delaware. The Company's corporate name was changed to Westaff, Inc. in September 1998. The Company's executive offices are located at 298 North Wiget Lane, Walnut Creek, California 94598-2453, and its telephone number is (925) 930-5300. The Company transacts business through its subsidiaries, the largest of which is Westaff (USA), Inc., a California corporation, which is the primary operating entity.

        During fiscal 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc., a wholly-owned subsidiary of the Company. As a result, the Company has classified its medical operations as discontinued operations in the Company's Consolidated Financial Statements and provides a separate discussion of the medical operations in this Business Section.

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

Services

        The Company's service offerings are focused primarily on placing temporary light industrial and clerical/administrative staffing personnel.

        Light Industrial Services.    Light industrial services personnel are placed for a variety of assignments including general factory and manufacturing work (including production, assembly and support workers, merchandise packers and machine operators), warehouse work (such as general laborers, stock clerks, material handlers, order pickers, forklift operators and shipping/receiving clerks), technical work (such as lab technicians, inspectors, quality control technicians and drafters) and general services (such as maintenance and repair personnel, janitors and food service workers).

        Clerical/Administrative Services.    Clerical/administrative services personnel are placed for a broad range of general business positions including receptionists, administrative assistants, data entry operators, word processors, customer service representatives, telemarketers and various other general office, accounting, bookkeeping and clerical staff. Clerical/administrative positions also include call center agents, such as customer service, help desk and technical support staff.

        The Company believes that temporary light industrial and clerical/administrative staffing services are the foundation of the staffing industry and will remain a significant market for the foreseeable future. The Company also believes that employees performing temporary light industrial and clerical/administrative staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies around the world.

        The Company also provides other services within the light industrial and clerical/administrative staffing market such as direct placement and temp-to-hire services, payrolling, on-site and on-location services, and other professional services including skills and behavioral assessments and coordination of drug testing and background checking:

  •
  Direct placement services are fee-based services to recruit and fill regular staff positions for customers.

  •
  Temp-to-hire services represent the placement of temporary staff with a customer with the option to convert the temporary staff to a regular customer employee at a later date.

  •
  Payrolling typically involves the transfer of a customer's short-term seasonal or special use employees to the Company's payroll for a designated period.

  •
  On-site programs provide administrative services for the Company's customers such as coordinating all temporary staffing services throughout a customer's location, including skills assessment and training.

  •
  On-location programs provide for an independent branch office located at the customer's facility. They are intended for large non-seasonal accounts with more than $500,000 in annual revenue. The branch office is staffed by at least one manager level employee.

        Both on-site and on-location relationships provide customers with dedicated account management which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have comparatively lower operating expenses and relatively longer customer relationships.

        In addition to these services, during fiscal 2002, the Company introduced two enhancements to its professional services programs. These service enhancements focus on increasing the pool of qualified candidates using advanced selection procedures for potential candidates (Talent TrakSM) as well as technology based management services that allow clients to maximize workforce productivity (Time TrakSM). The Company believes that these programs enhance its competitive edge and position it to more effectively pursue high growth market niches such as financial services, customer interaction centers and high end administrative placement.

        To ensure high quality placements for customers and employees, Westaff introduced Talent TrakSM to strengthen the quality of its selection process. This comprehensive selection process includes flexible recruiting methods, interviewing and reference checking. Westaff conducts advanced skills and behavioral assessments using Talent TrakSM, and also provides the option for both background and drug testing that can be customized to meet a customer's specific needs.

        Time TrakSM was introduced to provide customers with a web-based management program system to assist in maximizing workforce productivity. Time TrakSM is a flexible system allowing customers access to information to track a variety of performance measurements such as workforce hours, labor costs, attendance and staff performance. Time TrakSM also includes features to automate time card and payroll processing.

Markets

        The Company provides temporary staffing services primarily in "secondary markets", as well as in the downtown areas of certain "primary markets" in the United States and selected international markets.

        The Company's strategy is to capitalize on its presence in secondary markets and to build market share by targeting small to medium-sized customers, including divisions of Fortune 500 companies. The Company believes that in many cases, such markets are less competitive and less costly to operate than in the more central areas of primary markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, the Company believes that secondary markets are more likely to provide the opportunity to sell retail and recurring business that is characterized by relatively higher gross margins.

        The Company augments this concentration on secondary markets by also focusing on national contracts with customers having a large presence in these marketplaces. Such accounts include large clients in multiple locations supported by a dedicated corporate-level business relationship manager. The Company currently has existing national accounts across many different business sectors such as manufacturing, government, financial services, technology and communications. During fiscal 2001, the Company established a professional sales team that services and leverages existing relationships to retain and grow these accounts. In addition, the Company is developing aggressive marketing programs to target and acquire additional clients that fit the Westaff branch system footprint. The Company believes that its geographic alignment allows it to effectively compete for some of these national contracts.

        The Company markets its temporary staffing and related services to local and regional customers through a network of Company-owned, franchise agent and licensed offices, as well as through its on-site and on-location service locations. The Company coordinates significant amounts of its sales and marketing efforts through its corporate headquarters in cooperation with branch and regional offices. New customers are obtained through consultative sales presentations, telemarketing, e-mail marketing, referrals from other customers and advertising in a variety of regional and local media.

Recruiting

        The Company believes that a key component of its success is the ability to recruit and maintain a pool of qualified light industrial and clerical/administrative staffing personnel and regularly place them into desirable positions. The Company uses comprehensive methods to assess, select and, when appropriate, train its temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. The Company believes one of its key competitive advantages in attracting and retaining temporary light industrial and clerical/administrative staffing personnel is its payroll system, which provides it with the ability to print payroll checks at most of its branch offices within 24 hours after receipt of a time card. The Company also offers its temporary employees comprehensive benefit, retention and recognition packages, including a service bonus, holiday pay and opportunities to participate in the Company's contributory 401(k) plan and discounted employee stock purchase plan.

Operations

        The Company operates each Company-owned office as a separate profit center and provides certain managers considerable operational autonomy and financial incentives and operates franchise agent offices in appropriate markets. Managers focus on business opportunities within markets and are provided centralized support to achieve success in those markets. The Company believes that this structure allows it to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

        As of November 2, 2002, the Company operated through a network of 299 offices in 45 states and five foreign countries. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with market, district, regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, determining business mix and advertising.

        The following table sets forth information as to the number of offices in operation as of the dates indicated.

	Oct. 31, 1998	Oct. 30, 1999	Oct. 28, 2000	Nov. 3, 2001	Nov. 2, 2002
Number of Offices by Ownership(1):
Company-owned	267	264	257	254	217
Franchise agent	82	75	81	85	77
Licensed	25	24	16	10	5

Total	374	363	354	349	299

Number of Offices by Location(1):
Domestic	315	308	299	291	246
International	59	55	55	58	53

Total	374	363	354	349	299

(1)
Excludes Company-owned recruiting offices.

        Company-Owned Offices.    Employees of each Company-owned office report to a branch or market manager who is responsible for day-to-day operations and the profitability of a market that consists of one to several offices. Branch or market managers generally report to district or regional managers. As of December 31, 2002, there were four zone managers, six regional managers and 12 district managers for the domestic Company-owned offices. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as market, district, regional and zone managers. These plans are designed to motivate employees to maximize the growth and profitability of their offices. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in a creative and committed team.

        Franchise Agent Offices.    The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified geographic territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of November 2, 2002, the Company's 38 franchise agents operated 77 franchise agent offices. Sales generated by franchise agent operations and related costs are included in the Company's consolidated sales of services and cost of services, respectively, and during fiscal 2000, 2001 and 2002 franchise agents sales represented 19.6%, 22.3% and 24.1% respectively, of the Company's sales of services.

        The franchise agent, as an independent contractor, is responsible for establishing and maintaining an office and paying related administrative and operating expenses, such as rent, utilities and salaries of its branch office staff. Each franchise agent functions as a limited agent of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting and cooperating with collection matters upon request, but otherwise functions as an independent contractor. As franchisor, the Company is the employer of the temporary employees and the owner of the customer accounts receivable and is responsible for paying the wages of the temporary employees and all related payroll taxes and insurance. As a result, the Company provides a substantial portion of the working capital needed for the franchise agent operations.

        Franchise agents are required to follow the Company's operating procedures and standards in recruiting, screening, classifying and retaining temporary personnel.

        Licensed Offices.    As of November 2, 2002, the Company's two licensees operated five licensed offices. During fiscal 2002, one licensee converted to the Company's franchise agent program and the Company purchased the operations of one of its licensees. The Company is no longer offering the license program other than to the two remaining licensees.

        The licensee is the employer of the temporary employees and the owner of the customer accounts receivable. The Company finances the licensees' temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees' accounts receivable, tangible and intangible assets, and the license agreements. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of Bank of America, N.A. plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits.

        Licensees are required to operate within the framework of the Company's policies and standards, but must obtain their own workers' compensation, liability, fidelity bonding and state unemployment insurance coverage, which determine their payroll costs.

        The Company's franchise agent and license agreements have an initial term of five years and are renewable for multiple five-year terms. The agreements generally contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent and license agreements. In the past five fiscal years, the Company has commenced two actions to enforce the non-competition covenants. Both of those actions were resolved in the Company's favor.

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

Seasonality

        The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company's services, the level of competition within its markets, the Company's ability to increase the productivity of its existing offices, control costs and expand operations and the availability of qualified temporary personnel. In addition, the Company's results of operations could be, and have in the past been, adversely affected by severe weather conditions. The Company's fourth fiscal quarter consists of 16 or 17 weeks, while its first, second and third fiscal quarters consist of 12 weeks each. Moreover, the Company's results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company's fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector.

Customers

        As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2002, no single customer of the Company accounted for more than 10.0% of the Company's sales of services. The Company's 10 highest volume customers in fiscal 2002, accounted for an aggregate of approximately 16.6% of the Company's sales of services and license fees.

Competition

        The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc. (U.S. commercial staffing and international segments), Manpower Inc., RemedyTemp, Inc. (clerical and light industrial services) and Personnel Group of America, Inc. (commercial staffing services division). Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

        The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing qualified temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules. The Company believes that within its primary light industrial and clerical/administrative markets, timeliness of pay is also a key competitive factor.

Management Information Systems

        The Company's management information systems provide functionality to both our branch office locations and to the corporate back-office in support of the Company's operations. Branch office functionality includes a full-featured branch office tool, designed to assist in candidate search and recruiting, and order, customer service and sales management that also allows for the sharing of information between offices. In addition, branch offices use a billing and payroll application, which is designed to provide timely and accurate payment for temporary employees and billing to the Company's customers. Under this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically transferred daily to centralized servers, where payroll, billing and financial information is processed overnight. These systems provide the Company with the ability to print checks at its branch offices within 24 hours after receipt of the time card. Invoices are also processed daily and distributed from the Company's centralized corporate offices. These systems also support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability.

Risk Management Programs

        The Company is responsible for all employee-related expenses for the temporary staff employees of its Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.

        The Company provides workers' compensation insurance covering its regular and temporary employees, with a deductible of $500,000 per occurrence, through a long-term relationship with Travelers Indemnity Company ("Travelers"). The Company is formally self-insured with a retention of $500,000 in the states of Ohio and Washington, and purchases fully insured workers' compensation coverage based upon actual payroll classifications in the monopolistic states of Wyoming, North Dakota and West Virginia.

        The Company is contractually required to collateralize its recorded obligations under these workers' compensation insurance contracts with Travelers through irrevocable letters of credit and surety bonds. As of November 2, 2002, the aggregate collateral requirements have been satisfied through $17.3 million of letters of credit and $11.8 million of surety bonds.

        The Company's nationwide risk management program is managed by the Risk Management Department consisting of risk management and workers' compensation professionals and administrators who monitor the disposition of all claims and oversee, through an on-line system, all workers' compensation claim activity. The department utilizes a variety of creative and aggressive workers' compensation loss prevention and loss control strategies. The risk management program includes claim strategy reviews with the carrier and third party administrator, post-accident drug testing, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees

        As of November 2, 2002, the Company had approximately 29,000 temporary employees on assignment and employed 923 regular staff. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

Service Marks

        The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including its primary Westaff® service marks. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company also has registered the service mark Westaff Wave® and has filed applications to register the service marks Learning TrakSM, Talent TrakSM and Time TrakSM, all of which we believe are important to our current business strategy.

        The Company also owns other service marks, including Accountants USA®, College Greens®, The Essential Support Services Leader®, E Team®, Job Squad®, and On Location & Essential®, has pending applications for AUSASM and Staff for Business Jobs for PeopleSM and has service marks related to its former name "Western," including Western Staff Services®, Western Temporary Services®, Western Staff Services Office and Light Industrial Division®, Western Accounting Services®, Western Legal Services®, Western Marketing Services®, Western Permanent Services Agency® and Western Photo Service®.

        The Company is no longer pursuing the marks, It's About Respect and Westaff People Matter and is not maintaining Westemp®, Western Information Network (WIN)® and 1-800-BE A TEMP®.

Medical Services

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

        In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1.1 million, mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $0.4 million. Primarily due to the unfavorable arbitration award and related legal costs, the Company recorded an after-tax loss from discontinued operations of $1.8 million or $0.11 per share, in fiscal 2001.

        As of November 2, 2002, the remaining net current liabilities of the discontinued operations of $0.6 million are primarily for pending legal and malpractice/liability claims. The Company believes it has adequately reserved for the reasonable outcome of future events; however, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Availability of Reports

        Westaff makes its financial reports on Form 10-K, 10-Q or 8-K available free of charge on its web site at www.westaff.com as soon as practicable after filing. Furthermore, Westaff will provide electronic or paper copies of filings free of charge upon request to the Company's Chief Financial Officer or Investor Relations representative.

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

        Westaff operates in highly competitive markets with low barriers to entry, potentially limiting its ability to maintain or increase its market share or margins.

        The temporary staffing industry is highly competitive with limited barriers to entry and in recent years has been undergoing significant consolidation. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but may enjoy an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors have greater marketing, financial and other resources than the Company, which among other things could enable them to attempt to maintain or increase their market share by reducing prices. Price competition in the staffing industry is intense and pricing pressures from both competitors and customers are increasing. Furthermore, there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for Westaff to obtain or retain business. The Company expects the level of competition to remain high in the future, and continued or increasing competitive pricing pressures may have an adverse effect on the Company's market share and operating margins.

        Any significant recurrent economic downturn could result in our customers using fewer temporary employees, which could materially adversely affect the Company.

        Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Frequently, customers use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many customers reduce their utilization of temporary employees before releasing full-time employees. Typically, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. The recent domestic economic recession and continuing economic uncertainty has had a material adverse effect on the Company's business, results of operations, cash flows and financial condition. A recurrent recession or a significant lag in economic recovery would likely have a further material adverse effect on the Company's business, results of operations, cash flows or financial position.

        Westaff's borrowing availability under its debt facilities is dependent on an adequate level of receivables and on compliance with affirmative and negative covenants and is also subject to interest rate fluctuations.

        The amount Westaff is entitled to borrow under its working capital facility is dependent on the receivables generated from future operations, which are affected by financial, business, economic and other factors. If receivables drop significantly, additional borrowings may not be allowed under the facility and the Company would have to seek other sources of cash to fund its operations. In addition, the Company may be required to repay the loan in part or in full. The Company's receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and the Company would be less able to react to changes in the market or industry conditions. Failure to comply with the covenants under the facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. If we are forced to refinance borrowings under the current facility, and such refinancing is available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

        All of the debt outstanding under the Company's revolving credit facility is subject to variable interest rates, which makes Westaff vulnerable to future increases in interest rates and which could materially adversely affect the Company's results of operations.

        The cost of unemployment insurance premiums and workers' compensation costs for Westaff's temporary employees may rise and reduce Westaff's margins.

        Westaff is responsible for and pays unemployment insurance premiums and workers' compensation costs for its temporary employees. Recently, these costs have risen as a result of increased claims, general economic conditions and governmental regulation. There can be no assurance that Westaff will be able to increase the fees charged to its customers in the future to keep pace with increased costs. As noted previously, price competition in the staffing industry is intense. There can be no assurance that Westaff will be able to maintain or improve its margins, and if it does not, its results of operations, financial condition and liquidity could be adversely affected.

        Westaff retains a portion of the risk under its workers' compensation program (see "Business—Risk Management Programs"). The estimated remaining deductible liability for all existing and incurred but not reported claims is accrued based upon actuarial methods using current claims information, as well as prior experience, and may be subsequently revised each quarter based on new developments related to such claims. Changes in the estimates underlying the claims reserve are charged or credited to earnings in the period determined, and therefore large fluctuations in any given quarter could materially adversely affect earnings in that period.

        The Company is contractually required to collateralize its recorded obligations under these workers' compensation insurance contracts through irrevocable letters of credit and surety bonds. As of November 2, 2002, the Company's aggregate collateral requirements have been satisfied through $17.3 million of letters of credit and $11.8 million of surety bonds. For the fiscal 2003 workers' compensation policy year, Westaff changed its funding program such that Westaff will fully fund the 2003 policy year through monthly cash installments totaling $16.0 million for the year. Accordingly, during fiscal 2003, Westaff will not only fund the full 2003 policy year but will also make ongoing cash payments associated with claims paid for all prior policy years. This will increase the Company's cash flow requirements. This should also result in reduced collateral requirements in the future and the Company's insurance carrier has agreed to review and possibly reduce the collateral requirements after the end of the second quarter of fiscal 2003. In the event that cash flow and borrowing capacity under the existing credit facilities are insufficient to meet these cash and collateral obligations, the Company will be required to seek additional sources of funding to satisfy its liquidity needs which could have a material adverse effect on the Company's business.

        Westaff's success depends upon its ability to attract and retain qualified temporary personnel.

        Westaff depends upon its ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. Westaff must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing client needs and emerging technologies. Furthermore, a substantial number of the Company's temporary employees during any given year will terminate their employment with the Company and accept regular staff employment with customers of the Company. Competition for individuals with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to Westaff in sufficient numbers and on terms of employment acceptable to the Company. The failure to recruit, train and retain qualified temporary employees could materially adversely affect the Company's business.

        Westaff may be exposed to employment-related claims and costs that could materially adversely affect its business.

        Westaff is in the business of employing people and placing them in the workplace of other businesses. Attendant risks of these activities include:

  •
  possible claims by customers of employee misconduct or negligence,

  •
  claims by employees of discrimination or harassment (including claims relating to actions of Westaff's customers),

  •
  fines and costs related to the inadvertent employment of illegal aliens,

  •
  payment of workers' compensation claims and other similar claims,

  •
  violations of wage and hour requirements,

  •
  errors and omissions of our temporary employees, and

  •
  claims by our customers relating to our employees' misuse of customer propriety information, misappropriation of funds, other criminal activity or torts or similar claims.

        In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team as well as costly and therefore could have a negative effect on our business. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. Westaff has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. However, there can be no assurance that our insurance will be sufficient in amount or scope to cover these types of risks in the future. Furthermore, there can be no assurance that Westaff will not experience these problems in the future or that Westaff will not incur fines or other losses or negative publicity with respect to these problems that could have a material adverse effect on Westaff's business.

        Westaff's Founder and Chairman controls more than 50% of the Company's outstanding stock thus allowing him to exert significant influence on the Company's management and affairs.

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

  Westaff's business may suffer if it loses its key personnel.

        Westaff's operations are dependent on the continued efforts of its executive officers and senior management. Additionally, Westaff is dependent on the performance and productivity of its local managers and field personnel. Westaff's ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key executive officers and senior management who have acquired experience in operating a staffing service company may cause a significant disruption to Westaff's business. Moreover, the loss of Westaff's key local managers and field personnel may jeopardize existing customer relationships with businesses that continue to use Westaff's staffing services based upon past direct relationships with these local managers and field personnel. Either of these types of losses could adversely affect Westaff's operations, including Westaff's ability to establish and maintain customer relationships.

        The Company experienced turnover in the position of Chief Executive Officer in fiscal 2000, 2001 and 2002 during which time four individuals served as Chief Executive Officer. Dwight S. Pedersen has now served as President and Chief Executive Officer since January 14, 2002, and has been a member of the Board of Directors since May 1, 2001.

        Westaff derives a significant portion of its sales of services and license fees from affiliate (franchise agent and licensed) operations.

        Affiliate operations comprise a significant portion of the Company's sales of services and license fees. For fiscal 2002, 24.2% of the Company's total sales of services and license fees were derived from affiliate operations. In addition, the Company's ten largest franchise agents for fiscal 2002 (based on sales volume) accounted for 13.5% of the Company's sales of services. The loss of one or more of the Company's franchise agents and any associated loss of customers and sales, could have a material adverse effect on the Company's results of operations.

  Westaff is subject to business risks associated with international operations.

        The Company presently has operations in the United Kingdom, Australia, New Zealand, Norway and Denmark, which comprised 16.9% of the Company's sales of services and license fees during fiscal 2002. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties, compliance issues associated with accounting and reporting requirements and changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company's sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company's profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

        Westaff is a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

        Westaff is regularly involved in a variety of litigation arising out of our business. We do not have insurance for some of these claims and there can be no assurance that the insurance coverage we have will cover all claims that may be asserted against us. Should the ultimate judgments or settlements not be covered by insurance or exceed our insurance coverage, they could have a material adverse effect on our results of operations, financial position and cash flows. There can also be no assurance that we will be able to obtain appropriate and sufficient types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

ITEM 2. PROPERTIES.

        The Company currently owns one building located in Walnut Creek, California, consisting of approximately 16,000 square feet, where the executive offices are presently located. This building is subject to a trust deed held by its lenders. On December 12, 2002, the Company sold the three buildings located in Walnut Creek, California, which house its administrative offices, to 1705 Sabre Associates, a California Limited Partnership, which then assigned the lease to Wiget Properties, LLC, a Delaware Limited Liability Company. The Company has leased back all three of these buildings, consisting of approximately 50,000 square feet, for a term of 7 years commencing on December 12, 2002, with an additional 5-year option to renew. The Company is planning to relocate its executive offices to these buildings at the end of January or beginning of February 2003.

        In addition, the Company may lease space for its Company-owed offices in the United States and abroad. The majority of the leases are for fixed terms of one to five years and contain customary terms and conditions. The Company believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS.

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

        On March 9, 2000, Synergy Staffing, Inc. filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case were Westaff, Inc. and several corporate officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The Company's petition for an order compelling arbitration was granted, the Superior Court lawsuit was stayed, and a demand for arbitration was made that asserted the legal theories of interference with prospective economic advantage and fraud. The Company's earlier motion for partial summary judgment was granted at the outset of the hearing, resulting in the dismissal of all the individual defendants except Paul Norberg. The majority of the arbitrators on the panel rendered an interim award on January 9, 2002, in favor of the claimant and against the Company and Mr. Norberg on the fraud theory. The interim award was for the principal amount of $2,224,327 plus interest. The Company moved to modify the principal amount of the award. The panel granted the Company's motion and issued an Order Modifying Interim Award on February 11, 2002, crediting the respondents for $800,000 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424,327. The Company has paid the principal plus interest as well as the claimant's attorney fees and reimbursement of litigation costs. The claimant thereafter asked the Los Angeles Superior Court to correct and confirm the interim award. On September 25, 2002, the Court denied the plaintiff's motion. The claimant has since filed an appeal of the denial with the Court of Appeal, Second Appellate District. The parties have yet to submit briefs.

        Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees. Management believes the resolution of these matters will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.

        The executive officers of the Company and their respective ages as of January 30, 2003 are set forth below.

Name	Age	Position(s) Held
Dwight S. Pedersen	57	President and Chief Executive Officer
Dirk A. Sodestrom	45	Senior Vice President and Chief Financial Officer
William M. Herbster	50	Senior Vice President, Product Development
Christa C. Leonard	45	Vice President and Treasurer
John P. Sanders	38	Vice President and Controller
Richard G. Gross	47	Senior Vice President, Strategic Business Solutions
Joseph R. Coute	55	Vice President and Director of Human Resources
David P. Wilson	40	Vice President, Information Services

*
Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

        Dwight S. Pedersen.    Mr. Pedersen was appointed as President and Chief Executive Officer of the Company effective January 14, 2002. He has been a director of the Company since May 1, 2001. He served on the Audit Committee of the Board of Directors from and after that date until he resigned from that committee upon becoming an employee of the Company. Prior to joining the Company, he was the Executive Vice President of Pinkertons, Inc., where he was employed since January 1, 2000 following the acquisition of American Protective Services, Inc. He was employed by American Protective Services, Inc. for twenty-six years, having started as its first Controller in 1974. After a series of promotions, including service as Vice President-Finance, Senior Vice President and Executive Vice President of that company, he was named President and a director in 1988 and he became its Chief Executive Officer in 1992. His previous work history includes approximately four years with Wolf & Co., an accounting firm. He is a certified public accountant on inactive status.

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

        William M. Herbster.    Mr. Herbster was hired in December 2001, as Senior Vice President, Product Development. He has an extensive background in the temporary staffing industry, most recently in 2001 as Executive Vice President of Select Personnel Services. From 1994 to 2001, he was employed by RemedyTemp, Inc. as Vice President, Sales and Marketing. From 1984 to 1994, he was employed by Manpower Inc. where his most recent title was U.S. Field Marketing Director. His other work experience includes approximately three years as Field Consultant with Runzheimer and Company, two years as Territory Manager with Economic Laboratory, and approximately three years as Zone Sales Manager with Motorola Communications and Electronics Division.

        Christa C. Leonard.    Ms. Leonard was hired as Vice President and Treasurer of the Company in November 2000. Ms. Leonard was previously employed by USI Insurance Services Corp. as Vice President, Treasury and Tax, from 1996 to 2000. She has approximately nine years' prior work experience in the public accounting field, most recently from 1995 to 1996 with Roberts Schultz & Co., and also with Wallace Meyer & Co. from 1992 to 1994 and KPMG Peat Marwick & Co. from 1987 to 1992. She is a certified public accountant on inactive status.

        John P. Sanders.    Mr. Sanders was hired in February 2001, as Vice President and Controller. He was previously employed by Planetweb, Inc. as Controller from 1999 to 2001. Mr. Sanders began his career in 1986 with Deloitte & Touche LLP where he was employed as Manager until 1993. His other previous work experience in financial management comes from working from 1997 to 1999 with Scan Health Plan as Director of Finance, from 1995 to 1997 with Affiliated Computer Services, Inc. as Vice President, and from 1993 to 1995 with Price Waterhouse LLP as Senior Manager. He is a certified public accountant on inactive status.

        Richard G. Gross.    Mr. Gross was hired on October 7, 2002, as Senior Vice President, Director of Strategic Business Solutions. He was previously employed by Spherion as Group Vice President from 2000 to 2002. From 1997 to 2000, he was employed by Tandem Staffing for Industry as District Sales Manager and then promoted to Director of Sales Operations and Personnel. From 1996 to 1997, he was employed by Professional Detailing Network as District Sales Manager. From 1994 to 1996, he was employed by The Advantage Medical Group, Inc. as Chief Operating Officer. From 1991 to 1994, he was self-employed as a sales and marketing consultant. He was employed from 1978 to 1991 by Allergan Pharmaceuticals and most recently was its Senior Product Manager.

        Joseph R. Coute.    Mr. Coute has been employed by the Company since January 1997, as Vice President and Director of Human Resources. His previous employer was Bank of America for approximately 26 years, including 16 years in human resources and ten years in branch operations.

        David P. Wilson.    Mr. Wilson was hired in December 1997, as Field Automation Manager, focusing on the field automation process. In June 1998, he was assigned the additional task of managing the customer service and help desk functions of the Company's Information Services Department. Mr. Wilson was promoted to Vice President, Information Services in January 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock has been included for quotation in the Nasdaq National Market ("Nasdaq") under the symbol "WSTF" since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on Nasdaq.

	High	Low
Fiscal 2001:
First Quarter ended January 20, 2001	$3.25	$1.50
Second Quarter ended April 14, 2001	3.03	2.31
Third Quarter ended July 7, 2001	3.35	2.05
Fourth Quarter ended November 3, 2001	2.80	1.35
Fiscal 2002:
First Quarter ended January 26, 2002	2.50	1.75
Second Quarter ended April 20, 2002	2.60	1.90
Third Quarter ended July 13, 2002	3.20	2.26
Fourth Quarter ended November 2, 2002	3.60	1.90
Fiscal 2003:
First Quarter ended January 25, 2003	2.50	1.95

        On December 31, 2002, the last reported sales price on Nasdaq for the Common Stock was $2.50 per share. As of December 31, 2002, there were approximately 993 beneficial owners of the Common Stock.

        There were no equity securities of the Company issued during the fourth fiscal quarter that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

        The Company did not declare or pay dividends during fiscal 2001 and fiscal 2002. Further, the Company's current credit facilities prohibit payment of dividends so the Company is not currently contemplating a dividend declaration.

        The following table sets forth securities authorized for issuance under equity compensation plans as of November 2, 2002. All applicable equity compensation plans were previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,419,000	$3.10	1,005,000

ITEM 6.    SELECTED FINANCIAL DATA.

	Fiscal Year
	2002	2001	2000	1999	1998
	(Amounts in Thousands Except Per Share Amounts and Number of Offices)
Sales of services and license fees	$515,253	$572,592	$669,205	$655,375	$603,583
Operating income (loss)	(3,545)	(18,679)	14,793	25,350	24,020
Income (loss) from continuing operations	(1,431)	(32,101)	7,235	14,007	13,748

Diluted earnings (loss) per share—continuing operations	$(0.09)	$(2.02)	$0.46	$0.88	$0.87

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital	$34,072	$16,562	$61,767	$59,853	$57,702
Total assets	121,955	123,175	183,072	190,830	197,145
Short-term debt	15,167	30,000	13,250	14,100	20,423
Long-term debt (excluding current portion)	12,000	—	37,250	41,608	44,708
Stockholders' equity	38,950	39,492	73,166	74,941	67,483
OTHER OPERATING DATA:
Number of offices (at end of period)
Company-owned	217	254	257	264	267
Franchise agent	77	85	81	75	82
Licensed	5	10	16	24	25

Total	299	349	354	363	374

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

        In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding credit facilities, liquidity and financing, sales, long-lived asset impairment, gross margin, workers' compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, medical operations and acquisitions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties appear in Item 1, "Factors Affecting Future Operating Results." Due to those factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations.

Recent Developments

        On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, replacing the Company's credit facility that was to expire in March 2003. Proceeds from the new credit facilities were used to repay all outstanding principal and interest under the Company's senior secured notes, which totaled $31.0 million. In addition, $17.3 million in letters of credit were issued under the new facility to replace $11.8 million in outstanding letters of credit and $5.5 million of cash on deposit with the Company's insurance carrier.

        At November 2, 2002, the Company had $24.2 million of outstanding borrowings under these credit facilities and maintained the $17.3 million of letters of credit. Subsequent to the fiscal year end, the Company completed a sale and leaseback of the buildings which house its administrative offices, which provided $6.9 million of cash. All of these proceeds were used to repay outstanding borrowings. See "Liquidity and Capital Resources" for further information on these recent developments.

Discontinued Operations

        During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999 the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. (Intrepid) under an asset purchase agreement. Under the terms of the sale, the Company retained the trade and Medicare accounts receivable balances as well as the due from licensee balances. In fiscal 1999, the Company recorded after-tax losses relating to discontinued operations of $6.6 million or $0.42 per share. During fiscal 2000, the Company recorded additional after-tax losses relating to discontinued operations of $0.8 million or $0.05 per share, primarily resulting from lower than expected settlements of Medicare cost reports. During fiscal 2001, the Company recorded additional after-tax losses relating to discontinued operations of $1.8 million or $0.11 per share, primarily due to an unfavorable arbitration award between the Company and Intrepid. Currently, the Company believes it has adequate reserves for estimated liabilities related to the medical business, which primarily relate to pending legal or malpractice liability claims. However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Critical Accounting Policies

        The preparation of the Company's Consolidated Financial Statements and Notes thereto requires management to make estimates and assumptions affecting the amounts and disclosures reported within the Financial Statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers' compensation costs, recoverability of intangible assets, income taxes and contingencies and litigation. Management's estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the Financial Statements.

        The Company believes the following critical accounting policies are important to the understanding of its business operations and results from operations.

        Revenue Recognition.    The Company accounts for revenues and the related direct costs in accordance with Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross versus Net as an

Agent." Revenues generated by franchise agents and related costs of services are included as part of the Company's consolidated sales of services and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Franchise agents' sales represented 19.6%, 22.3% and 24.1% of the Company's sales of services for fiscal 2000, 2001 and 2002, respectively. The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. As at November 2, 2002, only two licensees were in operation and the Company is not currently considering granting any future licenses.

        Collectibility of Accounts Receivable.    The Company maintains an allowance for doubtful accounts on its accounts receivable balances for estimated losses projected to result from customers' inability to make required payments. These allowances, which are $1.3 million at November 2, 2002 and November 3, 2001, are largely determined based on customers' financial conditions, the Company's historical experiences, interactions with customers and industry trends. If the financial condition of these customers were to deteriorate to the point it would impair their ability to make the required payments, additional allowances may be required, which could materially adversely affect the financial condition of the Company.

        Workers' Compensation Costs.    The Company self-insures the deductible amount related to workers' compensation claims, which is $0.5 million per claim, and maintains reserves for these obligations. These reserves amounted to $18.8 million and $18.9 million at November 2, 2002, and November 3, 2001, respectively. The Company accrues the estimated costs of these claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. Annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. The resulting calculation is partially based on the Company's historical loss development trends as well as overall industry trends. This annual evaluation is updated twice during the subsequent fiscal year, at times resulting in revisions to recorded liabilities due to developments relating to estimates and assumptions made in the annual evaluation. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual loss rates may exceed projected loss rates, which could materially adversely affect the financial condition of the Company.

        Recoverability of Intangible Assets.    Management of the Company assesses the recoverability of its long-lived assets, including goodwill and other intangible assets, by determining whether the amortization of the asset's carrying value over its remaining life can be recovered through projected undiscounted future cash flows from the asset's operations. This analysis is performed at least annually, or when there is evidence that recent events have made a recovery of an asset's carrying value unlikely. When such estimate of the future undiscounted cash flows is less than the carrying amount of the asset, an impairment exists and an impairment loss is recorded in the financial statements. The Company recognized impairment losses of $0.1 million and $19.1 million in the fiscal years ended November 2, 2002, and November 3, 2001, respectively.

        The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of the fiscal year 2003. With the adoption of SFAS No. 142, individual goodwill and intangible assets that have indefinite useful lives will no longer be amortized but instead will be evaluated for impairment by applying a fair-value-based test upon initial adoption of the Statement with impaired assets written down to fair value. Fair-value based tests will then be conducted at least annually thereafter. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company is currently in the process of completing the initial valuation required within the first six months of SFAS No. 142's adoption and is not currently able to estimate if adoption will have a material effect on its financial position or results of operations. It is possible that an additional impairment charge could be recorded based on the results of the fair-value approach under the new standard.

        Income Taxes.    The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future on an entity by entity tax basis. At November 3, 2001, substantially all of the Company's net deferred tax assets were offset with a valuation allowance which amounted to $19.2 million. The allowance was recorded against net operating loss carryforwards on federal, state and foreign taxes because the Company assessed it was unlikely that these net operating losses would be realized in future years. A valuation allowance equivalent to 100% of the Company's deferred tax assets was maintained at November 2, 2002.

        Contingencies and Litigation.    In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits, claims and pending actions. The principal risks that the Company insures against are workers' compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

Results of Continuing Operations

        The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of sales of services and license fees.

	Fiscal Year
	2002	2001	2000
Sales of services	99.9%	99.8%	99.5%
License fees	0.1%	0.2%	0.5%

Total sales of services and license fees	100.0%	100.0%	100.0%
Costs of services	81.5%	79.9%	79.6%

Gross profit	18.5%	20.1%	20.4%
Franchise agents' share of gross profit	3.0%	3.0%	2.7%
Selling and administrative expenses	14.7%	15.5%	14.2%
Depreciation and amortization	1.3%	1.3%	1.3%
Income from sales of affiliate operations	*	(0.4)%	—
Impairment of intangible assets	*	3.3%	—
Arbitration award	(0.1)%	0.6%	—
Restructuring charges	0.4%	—	—

Operating income (loss) from continuing operations	(0.7)%	(3.3)%	2.2%
Interest expense	0.5%	0.4%	0.5%
Interest income	(0.1)%	(0.1)%	(0.1)%

Income (loss) from continuing operations before income taxes	(1.1)%	(3.6)%	1.8%
Income tax provision (benefit)	(0.8)%	2.0%	0.7%

Income (loss) from continuing operations	(0.3)%	(5.6)%	1.1%

*
less than 0.1%

Fiscal 2002 compared to Fiscal 2001

        Sales of Services and License Fees.    Total sales of services decreased $56.4 million, or 9.9% for fiscal 2002 as compared to fiscal 2001. Average bill rates increased 5.4% in fiscal 2002, primarily due to minor inflationary effects in the geographical areas the Company operates, but billed hours declined 14.5%. Fiscal 2002 contained fifty-two weeks while fiscal 2001 contained fifty-three; after eliminating the effect of this extra week, billed hours declined 12.8% as compared to fiscal 2001. Sales of services declined 11.9% domestically, increased 0.3% in the United Kingdom and increased 2.3% in the Company's other international operations. The domestic decline in sales is largely attributable to the United States' recent economic recession, which resulted in decreased demand for staffing services across the majority of the Company's domestic locations. Domestic pricing pressures which commenced in the latter portion of fiscal 2001 continued throughout fiscal 2002, negatively affecting domestic sales of services. Through the first two periods of fiscal 2003, the Company has noted an increase in billable hours and an increase in year-over-year domestic sales of services. However, no assurances can be made that such continued growth in sales of services will be maintained throughout the remainder of fiscal 2003 and beyond.

        Sales of services in the United Kingdom increased primarily due to favorable exchange rates and an increase in average bill rates of 7.1%, which was largely offset by a decrease in billable hours of 9.1%. Similarly, other international sales of services increased due to changes in exchange rates and an increase in average bill rates of 3.2%, offset by a decrease in billable hours of 4.9%.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees decreased $0.9 million or 71.1%, for fiscal 2002 as compared to fiscal 2001, primarily due to a decrease in the number of licensees. In the fourth quarter of fiscal 2001, one of the remaining licensees converted to the Company's franchise agent program. Additionally, in the first quarter of fiscal 2002, the Company purchased the operations of one of its three remaining licensees. Prospectively, the Company currently expects license fee revenue in fiscal 2003 to be lower than the amounts recognized in fiscal 2002, due to the decreased number of licensees and the fact the Company is not seeking to enter into any new license arrangements.

        Cost of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $37.3 million, or 8.2%, in fiscal 2002 as compared to fiscal 2001. Gross margin declined from 20.1% in fiscal 2001 to 18.5% in fiscal 2002. The decrease in gross margin for fiscal 2002 is primarily due to the overall effects of the recent domestic recession, which caused significant pricing pressures throughout fiscal 2002. Additionally, a decrease in direct placement revenues of $1.1 million and a decrease in license fees of $0.9 million caused a $2.0 million decrease in gross profit. The Company strives to improve gross margin where feasible; however, with the lag in the domestic recession recovery and continued competitive pressures on prices, the opportunities available to increase gross margin are limited. The Company currently estimates that year over year decreases in gross margin will continue through at least the first quarter of fiscal 2003, and possibly beyond.

        Workers' compensation costs were $14.7 million, or 4.1% of direct labor for fiscal 2002 and $15.6 million, or 4.0% of direct labor fiscal 2001. Recent upward trends in the Company's actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company's workers' compensation accruals for these estimated costs. These costs tend to vary depending upon the mix of business between clerical/administrative staffing and light industrial staffing. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 4.4% to 4.8% of direct labor for fiscal 2003, as a result of increased workers' compensation costs across the industry. The Company reviews interim actuarial estimates and monitors accrual rates to ensure that they remain appropriate in light of loss trends; however, there can be no assurance that the Company's programs to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $1.7 million, or 10.0%, for fiscal 2002 as compared to fiscal 2001. As a percentage of total sales of services and license fees, franchise agents' share of gross profit was 3.0% for both fiscal 2002 and 2001. All of the Company's franchise operations are located within the United States and the gross profit generated from these operations experienced a similar decline as the overall decline in the Company's gross profit during fiscal 2002. This decline in gross profit from franchise agents caused the franchise's agents share of gross profit to decline accordingly.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $13.9 million, or 14.5% for fiscal 2002 as compared to fiscal 2001. As a percent of sales of services and license fees, selling and administrative expenses, exclusive of depreciation and amortization, decreased from 15.5% in fiscal 2001 to 14.7% fiscal 2002. These decreases are primarily due to cost savings realized from personnel reductions and office closures implemented early in fiscal 2002. The Company continues to closely monitor its variable costs and evaluate the performance of field offices. If warranted, additional under-performing offices may be closed or consolidated in future periods and additional cost saving measures may be implemented.

However, there can be no assurance that the cost savings implemented from such actions, if enacted, would be sufficient to offset the declining margins.

        Sales of Affiliate Operations.    The income on sale of affiliate operations decreased $1.9 million, or 90.5% in fiscal 2002 as compared to fiscal 2001. During fiscal 2002, the Company sold its interest in one domestic operation to a franchisor. This operation had been previously developed and operated as a Company-owned location. In fiscal 2001, the Company sold its interests in two larger affiliate operations to the respective licensors, generating much larger comparative income. Currently, no dispositions of affiliate operations are contemplated. However, there can be no assurance that none will occur during fiscal 2003 and, if they do, that there will be income from such a disposition.

        Arbitration Award.    During fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3.6 million for the estimated cost of an unfavorable arbitration award, plus other related expenses. This estimate was based on management's assumptions as to the ultimate outcome of certain future events surrounding the arbitration. During fiscal 2002, a favorable ruling reduced the arbitration award by $0.7 million. Currently, the Company does not anticipate future, material gains or losses from the ultimate resolution of this arbitration.

        Restructuring Charges.    During the first quarter of fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability. This restructuring plan resulted in a fiscal 2002 first quarter pre-tax charge of $1.9 million. The plan included costs associated with the abandonment of certain management information systems which were under development of $1.0 million, severance and other termination costs of $0.6 million and lease termination costs of $0.3 million, related to the Company's announced layoffs and office closures. Although the Company does continually monitor its financial performance and future cost savings measures may be implemented, it is not currently considering a similar restructuring plan for fiscal 2003.

        Interest.    Interest expense decreased $0.2 million, or 7.4%, for fiscal 2002 as compared to fiscal 2001 primarily due to lower debt levels. Interest income decreased $0.4 million or 49.4% during the same period as a result of reduced cash levels.

        Provision (Benefit) for Income Taxes.    The Company recorded an income tax benefit of $4.1 million on a pre-tax loss of $5.5 million during fiscal 2002. This income tax benefit was primarily the result of the reversal of $2.4 million of the deferred tax valuation allowance. The valuation allowance was reversed because of a change in the tax law that extended the net operating loss carryback period from to two to five years. This change allowed the Company to carry losses back to earlier tax years resulting in additional tax refunds. Additionally, a tax benefit on the current year pre-tax loss was recognized due to the ability to carry this loss back, at the federal statutory rate of 35%, resulting in a tax benefit of $1.9 million. Partially offsetting these two benefits were certain state and international income tax provisions amounting to $0.2 million. At November 2, 2002, the Company has maintained valuation allowances equivalent to 100% of its outstanding net deferred tax assets, which amount to $18.1 million. Whereas it is possible that these deferred tax assets may be realized in the future, there is currently insufficient evidence to support reversing all or a portion of the valuation allowance.

Fiscal 2001 compared to Fiscal 2000

        Sales of Services and License Fees.    Sales of services decreased $94.8 million, or 14.2%, for fiscal 2001 as compared to fiscal 2000. While average bill rates increased 4.2% in fiscal 2001 as compared to fiscal 2000, billed hours declined 17.7%. Fiscal 2001 included fifty-three weeks while fiscal 2000 included fifty-two weeks. After eliminating the effect of the extra week in fiscal 2001, billed hours declined 19.2%. Sales of services decreased 14.6% for domestic business services and 12.0% for international business services. The decline in domestic business services reflected the economic slowdown during the year and the resulting recession, which decreased demand for staffing services across the majority of the Company's geographic regions. In the latter portion of fiscal 2001, the economic environment placed strong competitive pressures on pricing which negatively affected sales of services. Global economic conditions and declines in foreign currency exchange rates negatively impacted the international results. Excluding the effect of rate fluctuations, fiscal 2001 international sales of services decreased 1.8% as compared to fiscal 2000.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees decreased $1.8 million or 57.7%, for fiscal 2001 as compared to fiscal 2000, primarily due to a decrease in licensees. During the fourth quarter of fiscal 2000, the Company purchased the operations of one of its licensees, two licensees converted to the Company's franchise agent program, and two licensees closed operations. In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations.

        Cost of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $75.5 million, or 14.2%, for fiscal 2001 as compared to fiscal 2000. Gross margin declined from 20.4% in fiscal 2000 to 20.1% in fiscal 2001; however, during the fourth quarter of fiscal 2000, the Company recorded an additional charge for workers' compensation costs of $2.1 million. The effective decrease in gross margin for fiscal 2001 is primarily due to lower license fees and the overall effects of the domestic recession.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit decreased $0.8 million, or 4.4%, for fiscal 2001 as compared to fiscal 2000. As a percentage of sales of services and license fees, franchise agents' share of gross profit increased from 2.7% during fiscal 2000 to 3.0% for fiscal 2001, reflecting a change in the relative mix of sales of services from Company-owned, franchise agent and international business services.

        Selling and Administrative Expenses (Including Depreciation and Amortization).    Selling and administrative expenses decreased $7.5 million, or 7.2%, for fiscal 2001 as compared to fiscal 2000. As a percentage of sales of services and license fees, selling and administrative expenses increased from 15.5% for fiscal 2000 to 16.8% for fiscal 2001. Fiscal 2000 includes $1.9 million in pre-tax charges as a result of the Company's terminated recapitalization. The fiscal 2001 increase is primarily the result of declining sales outpacing the extent of reductions in selling and administrative expenditures.

        Sales of Affiliate Operations.    The Company recognized $2.1 million of income on the sale of two licensed operations during fiscal 2001. No similar sales occurred during fiscal 2000.

        Loss on Impairment of Intangible Assets.    Management assessed the recoverability of its long-lived assets, including goodwill and other intangible assets, by determining whether the amortization of the asset's carrying value over its remaining life could be recovered through projected undiscounted future cash flows from operations. During fiscal 2001, a number of businesses the Company acquired over the past several years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry specific multiples, it was determined that the carrying amount of goodwill and other intangibles related to specific acquisitions had been permanently impaired in the fourth quarter of fiscal 2001. As a result, the Company recorded a pre-tax charge of $19.1 million to write down these assets to estimated current net realizable values. No similar impairment existed during fiscal 2000.

        Arbitration Award.    During fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3.6 million for the estimated cost of an unfavorable arbitration award, plus other related expenses. This estimate was based on management's assumptions as to the ultimate outcome of certain future events surrounding the arbitration.

        Interest.    Interest expense decreased $0.6 million, or 20.1%, for fiscal 2001 as compared to fiscal 2000 due to lower debt levels under the Company's senior secured credit facilities. Interest income increased $0.4 million or 129.7% during the same period as a result of the short-term investment of excess cash from operations.

        Provision for Income Taxes.    For fiscal 2001, the Company had an income tax provision from continuing operations of approximately $11.7 million on a pre-tax loss of $20.4 million. The income tax provision was primarily caused by recognition of $19.2 million of deferred tax asset valuation allowances. These allowances were recorded against the tax assets arising from future deduction of federal, state and foreign taxable income because the Company reassessed the potential for their realization in future years and concluded it was unlikely they would be realized. The Company retained net deferred tax assets of $0.6 million from the net operating loss for fiscal 2001 because it could realize those by carrying them back to taxes paid in fiscal 1999. Additionally, the Company retained a deferred tax asset of $0.8 million for fiscal 2000 taxable income, because it believed it would realize this as a result of future results of operations.

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

Liquidity and Capital Resources

        Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing. The Company's principal use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

        Net cash provided by operating activities was $4.5 million, $25.6 million and $16.7 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. During fiscal 2002, the Company generated cash from operations in spite of a net loss primarily because a number of expenses were non-cash charges, including depreciation, amortization and the provisions for doubtful accounts. Cash generated from operations decreased $21.1 million as compared fiscal 2001 primarily because fiscal 2001 included an overall decrease in accounts receivable of $21.6 million. During fiscal 2001, collection of outstanding receivables outpaced the growth of receivables generated by declining sales levels, which is largely attributable to the domestic recession.

        Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $2.1 million, $4.6 million and $4.4 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The decrease in fiscal 2002 is primarily due to the Company's cessation of further development on an integrated front-to-back office system, which occurred in the first quarter. Currently, the Company anticipates that fiscal 2003 cash outflows for management information systems and other capital expenditures will be above fiscal 2002 levels, with the bulk of the expenditures related to improvements on its existing management information systems.

        In the second quarter of fiscal 2001, two licensees purchased the Company's interest in their licensed operations. Of the $2.1 million pre-tax income from the sale of these operations, the Company received $1.2 million and $0.7 million in cash proceeds during fiscal 2002 and fiscal 2001, respectively.

        The Company used $4.8 million of cash for financing activities during fiscal 2002. On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million. The new credit facilities replace a credit facility that was to expire on March 31, 2003. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan (the Term Loan). In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement). Each agreement includes a letter of credit sub-facility. Concurrent with the execution of these new credit facilities, the Company repaid all outstanding principal and interest under its 10-year senior secured notes, which totaled $31.0 million. In addition, $17.3 million in letters of credit were issued under the new facility to replace $11.8 million in outstanding letters of credit and $5.5 million of cash on deposit with the Company's workers' compensation insurance carrier.

        The US Revolving Loan Commitment provides for an aggregate $50.0 million commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35.0 million. The Term Loan is payable in nineteen consecutive quarterly installments of $0.25 million each, beginning July 1, 2002, with voluntary prepayment without penalty. The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$0.5 million. Overall, the Multicurrency Credit Agreement calls for a commitment fee, payable monthly in arrears, of 0.50% based on the average daily unused balance of the combined US/UK revolving loan commitment. Additionally, a variable margin ranging from 1.5% to 2.5% of the total outstanding letters of credit is payable monthly in arrears and the agreement requires an annual fee of 0.50% of the face amount of each letter of credit which is issued, renewed or extended.

        The credit facilities are secured by substantially all of the assets of the Company, including a deed of trust on the Company's corporate headquarters. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over the Company's primary US, UK and Australia cash receipt accounts. Cash receipts into these accounts are applied against the Company's respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into the Company's disbursement accounts. Additionally, the credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to payment of dividends, capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. On October 31, 2002, the First Amendment to the Multicurrency Credit Agreement was executed, which revised the minimum EBITDA covenants, among other things.

        In addition to the credit facilities, the Company executed two unsecured promissory notes to related parties during fiscal 2002. A $2.0 million note was issued to the Company's principal stockholder and Chairman of the Board of Directors, with a maturity date of August 18, 2007, and bearing interest at the US Index Rate calculated under the credit facilities, plus seven percent. Payment of interest is contingent on the Company meeting minimum availability requirements under the credit facilities. Additionally, a $1.0 million note was issued to the Company's President and Chief Executive

Officer, with a maturity date of August 18, 2007. Payment of interest is contingent on the Company meeting minimum availability requirements under the credit facilities. Payment of principal prior to maturity is required upon the sale of the Company's administrative offices.

        The Company also has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers' compensation premium and deductible obligations. The bond was renewed for one additional year on November 1, 2002, and a 90-day advance written notice of non-renewal is required. The Company is required to fund the entire estimated costs of policy year 2003 by November 1, 2003. Of this, $3.0 million was paid during fiscal 2002 with the remaining $13.0 million scheduled for payment during fiscal 2003. Due to this change in premium funding, the Company does not currently anticipate renewal of the bond at its expiration.

        During fiscal 2002, the Company executed net borrowings of $24.6 million under the credit facilities, with $5.0 million of these borrowings having been made under the Term Loan. At November 2, 2002, the Company had approximately $11.9 million available under the credit facilities, with $17.3 million in letters of credit outstanding. Additionally, $3.0 million was provided upon the execution of the two related-party unsecured promissory notes. On December 12, 2002, the Company completed a sale leaseback of its administrative offices, which generated $6.9 million in cash. Accordingly, the prepayment option on the Term Loan was exercised and the outstanding balance was paid in its entirety. Further, the unsecured $1 million promissory note held by the Company's President and Chief Executive Officer was also paid in its entirety. The remainder was utilized to pay down outstanding borrowings under the US Revolving Loan Commitment.

        During fiscal 2000, the Company's Board of Directors declared a special cash dividend of $0.30 per share or a total of $4.7 million that was paid in July 2000. The Company currently does not anticipate declaring or paying any cash dividends on its common stock in the foreseeable future.

        The Company believes that cash reserves, cash generated from operations and the Company's current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

        The following summarizes the Company's contractual cash obligations in future fiscal years (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less than one fiscal year		1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years
Credit facilities	$24.2	$4.5	*		$19.7
Promissory notes	3.0	1.0	*		2.0
Operating leases	15.0	4.7		$5.8	2.3	$2.1
Workers' compensation policy year 2003	13.0	13.0
Capital lease	1.5	0.4		1.0	0.1

Total Contractual Cash Obligations	$56.7	$23.6		$6.8	$24.1	$2.1

*
Paid in December 2002 following the sale-leaseback of the Company's administrative offices located in Walnut Creek, CA. Operating lease obligations include the lease payment obligations related to the sale-leaseback.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet. Further, the Company currently has no plans to include derivative financial instruments in its investment portfolio. The Company implemented new credit facilities and two unsecured promissory notes during fiscal 2002, which are described in Item 7, "Liquidity and Capital Resources." The Company's outstanding liabilities under these debt instruments is $27.2 million at November 2, 2002. Interest rates on borrowings under these facilities are based on varying items dependent on the specific debt instrument, which include the Federal Funds Rate, the bank's prime rate, LIBOR, the British prime rate and the Australian 90-day Bank Bill Swap Rate and are variable contingent on changes in these. Based on the outstanding debt at November 2, 2002, a change of 1% in the interest rate would cause a change in interest expense of approximately $0.3 million on an annual basis.

        For the fiscal year ended November 2, 2002, the Company's international operations comprised 16.9% of its sales of services and, as of the end of that period, 17.7% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company's new multicurrency credit facility, which allows the Company's Australia and UK subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the US dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable. For the Company's fiscal years ended November 3, 2001, and November 2, 2002, there were no disagreements with its accountants on accounting and financial disclosure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information included in the Company's Proxy Statement under the caption "Business Experience of Directors" is incorporated herein by reference. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

        Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires the Company's directors and certain of its officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Such persons are further required to furnish the Company with copies of all such forms they file. Based solely on the Company's review of the copies of such forms it has received, the Company believes all Section 16(a) filing requirements were satisfied by the Company's directors and executive officers for the fiscal year ended November 2, 2002.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information included in the Company's Proxy Statement under the captions "Directors' Compensation", "Executive Compensation Report" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information included in the Company's Proxy Statement under the captions "Ownership of Securities" and "Executive Compensation" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See Note 7 of "Notes to Consolidated Financial Statements" under Item 15 of this Form 10-K. In addition, the information included in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

        Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  The following documents have been filed as a part of this Annual Report on Form 10-K.

  1.
  Financial Statements

  2.
  Financial Statement Schedules. The following Financial Statement Schedule of the Registrant is filed as part of this report:

    Schedule II: Valuation and Qualifying Accounts and Reserves (included at page IV-1)

    All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

  3.
  Exhibits. The following exhibits are incorporated by reference into this report:

Exhibit Number	Description
3.1.2	Fourth Amended and Restated Certificate of Incorporation. (7)
3.2.4	Amended and Restated Bylaws, effective May 22, 2002. (7)
4.1.1	Form of Specimen Certificate for the Company's Common Stock. (2)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company. (1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company. (1)
10.3.4	Employment Agreement with W. Robert Stover. (2)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom. (3)
10.3.8	Employment Agreement between the Company and Dwight S. Pedersen. (5)
10.3.8.1	Notice of Grant to Dwight S. Pedersen of Stock Option (Incentive) with Exhibit A, Stock Option Agreement. (5)
10.3.8.2	Notice of Grant to Dwight S. Pedersen of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement. (5)
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated. (4)
10.8.20	Credit Agreement dated as of May 17, 2002. (6)
10.8.20.1	First Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002. (6)
10.8.22	Pledge Agreement dated as of May 17, 2002. (6)
10.8.23	Security Agreement dated as of May 17, 2002. (6)

10.8.24	Parent Guaranty dated as of May 17, 2002. (6)
10.8.25	Subsidiary Guaranty dated as of May 17, 2002. (6)
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002. (6)
10.11	Westaff, Inc. Employee Stock Purchase Plan. (4)
10.11.3	International Employee Stock Purchase Plan. (4)
10.13	Form of Employment Contract with certain Named Executive Officers. (4)
21.1	Subsidiaries of the Company.
23.1	Consent of Deloitte & Touche LLP, independent auditors.
24.1	Power of Attorney (see page IV-3).

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

(5)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

(6)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 20, 2002.

(7)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 13, 2002.

(b)
Reports on Form 8-K

        Current Report on Form 8-K was filed with the Securities and Exchange Commission on September 3, 2002.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westaff, Inc.

        We have audited the accompanying consolidated balance sheet of Westaff, Inc. and subsidiaries (the Company) as of November 2, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Westaff, Inc. and subsidiaries as of November 3, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 19, 2001 (February 11, 2002 with respect to a subsequent event), which report included an explanatory paragraph regarding the Company's ability to continue as a going concern.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westaff, Inc. and subsidiaries as of November 2, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Oakland, California
January 10, 2003

        This is a copy of a report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

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

Westaff, Inc.

Consolidated Balance Sheets

(Amounts in thousands except per share amounts)

	November 2, 2002	November 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,484	$6,443
Trade accounts receivable, less allowance for doubtful accounts of $1,316 and $1,260	70,861	70,444
Due from licensees	814	1,615
Income taxes receivable	5,227
Deferred income taxes		1,350
Prepaid expenses	5,373	4,508
Other current assets	3,686	3,698

Total current assets	91,445	88,058
Property, plant and equipment, net	15,778	20,259
Goodwill, net of accumulated amortization of $8,093 and $7,344	12,034	12,651
Other long-term assets	2,698	2,207

	$121,955	$123,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,667
Current portion of loans payable	4,500	$30,000
Note payable to related party	1,000
Accounts payable	2,657	3,588
Accrued expenses	38,165	37,161
Net liabilities of discontinued operations	605	192
Income taxes payable	779	555

Total current liabilities	57,373	71,496
Long-term debt	10,000
Note payable to related party	2,000
Other long-term liabilities	13,632	12,187

Total liabilities	83,005	83,683

Commitments and contingencies (Notes 2, 14, 16 and 17)
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares Common stock, $.01 par value; authorized: 25,000 shares; issued: 15,972 shares at November 2, 2002 and 15,948 shares at November 3, 2001	160	159
Additional paid-in capital	36,627	36,582
Retained earnings	4,680	6,209
Accumulated other comprehensive loss	(2,517)	(3,301)

	38,950	39,649
Less treasury stock at cost, no shares at November 2, 2002 and 34 shares at November 3, 2001		157

Total stockholders' equity	38,950	39,492

	$121,955	$123,175

See accompanying notes to consolidated financial statements

Westaff, Inc.

Consolidated Statements of Operations

(Amounts in thousands except per share amounts)

	Fiscal year ended
	November 2, 2002	November 3, 2001	October 28, 2000
Sales of services	$514,876	$571,289	$666,121
License fees	377	1,303	3,084

Total sales of services and license fees	515,253	572,592	669,205
Costs of services	419,932	457,249	532,742

Gross profit	95,321	115,343	136,463
Franchise agents' share of gross profit	15,409	17,112	17,901
Selling and administrative expenses	75,734	88,613	95,152
Depreciation and amortization	6,601	7,645	8,617
Income from sales of affiliate operations	(197)	(2,069)
Impairment of intangible assets	116	19,121
Arbitration award (Note 16)	(693)	3,600
Restructuring charges (Note 4)	1,896

Operating income (loss)	(3,545)	(18,679)	14,793
Interest expense	2,343	2,529	3,164
Interest income	(387)	(765)	(333)

Income (loss) before income taxes	(5,501)	(20,443)	11,962
Income tax provision (benefit)	(4,070)	11,658	4,727

Income (loss) from continuing operations	(1,431)	(32,101)	7,235
Loss on disposal of discontinued operations, net of income taxes		(1,794)	(784)

Net income (loss)	$(1,431)	$(33,895)	$6,451

Basic and diluted earnings (loss) per share:
Continuing operations:	$(0.09)	$(2.02)	$0.46

Discontinued operations:		$(0.11)	$(0.05)

Net income (loss):	$(0.09)	$(2.14)	$0.41

Weighted average shares outstanding—basic	15,945	15,869	15,854

Weighted average shares outstanding—diluted	15,945	15,869	15,856

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Stockholders' Equity

(Amounts in thousands)

	Common stock				Accumulated other comprehensive loss	Treasury stock
			Additional paid-in capital	Retained earnings
	Shares	Amount				Shares	Amount	Total
Balance at October 30, 1999	15,948	$159	$37,382	$38,795	$(900)	72	$(495)	$74,941
Comprehensive income:
Net income				6,451
Currency translation adjustments					(2,406)
Total comprehensive income								4,045
Cash dividends				(4,732)				(4,732)
Payment for stock acquisition contingency			(800)					(800)
Purchase of treasury stock						150	(712)	(712)
Stock issued under employees' stock purchase plans				(171)		(93)	595	424

Balance at October 28, 2000	15,948	159	36,582	40,343	(3,306)	129	(612)	73,166
Comprehensive loss:
Net loss				(33,895)
Currency translation adjustments					5
Total comprehensive loss								(33,890)
Stock issued under employees' stock purchase plans				(239)		(95)	455	216

Balance at November 3, 2001	15,948	159	36,582	6,209	(3,301)	34	(157)	39,492
Comprehensive loss:
Net loss				(1,431)
Currency translation adjustments					784
Total comprehensive loss								(647)
Purchase of treasury stock						5	(13)	(13)
Stock issued under employees' stock purchase plans	24	1	45	(98)		(39)	170	118

Balance at November 2, 2002	15,972	$160	$36,627	$4,680	$(2,517)	—	$—	$38,950

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal year ended
	November 2, 2002	November 3, 2001	October 28, 2000
Cash flows from operating activities
Net income (loss)	$(1,431)	$(33,895)	$6,451
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss from discontinued operations		1,794	784
Depreciation and amortization	6,601	7,645	8,617
Loss on impairment of intangible assets	116	19,121
Arbitration award, net of payments	(3,154)	3,600
Restructuring charges, net of payments	60
Provision for losses on doubtful accounts	1,703	1,520	4,000
Deferred income taxes	1,350	10,199	2,679
Income from sales of affiliate operations	(197)	(2,069)
Loss (gain) on disposal of assets	193	121	(211)
Changes in assets and liabilities:
Trade accounts receivable	(737)	21,565	(7,054)
Due from licensees	710	2,772	606
Other assets	(5,969)	2,165	(584)
Accounts payable and accrued expenses	3,204	(9,687)	(1,181)
Income taxes payable	201	161	132
Other long-term liabilities	1,455	(120)	1,346

Net cash provided by continuing operations	4,105	24,892	15,585
Net cash provided by discontinued operations	413	702	1,115

Net cash provided by operating activities	4,518	25,594	16,700

Cash flows from investing activities
Capital expenditures	(2,089)	(4,637)	(4,370)
Net (increase) decrease in notes receivable	241	(275)	140
Payments for intangibles	(223)		(136)
Investing activities of discontinued operations			31
Proceeds from sales of affiliate operations	1,258	690
Proceeds from sales of assets	21		1,057

Net cash used in investing activities	(792)	(4,222)	(3,278)

Cash flows from financing activities
Net borrowings (repayments) under line of credit agreements	19,551	(10,000)	(1,000)
Proceeds from issuance of notes payable to related parties	3,000
Proceeds from issuance of long-term debt	5,000
Principal payments on long-term debt	(30,500)	(10,500)	(4,208)
Payment of debt issuance costs	(1,987)
Proceeds from sales of common stock	118	216	424
Purchase of common stock	(13)		(712)
Payment for stock acquisition contingency			(800)
Dividends paid			(4,732)

Net cash used in financing activities	(4,831)	(20,284)	(11,028)

Effect of exchange rate changes on cash	146	147	(234)

Net change in cash and cash equivalents	(959)	1,235	2,160
Cash and cash equivalents at beginning of year	6,443	5,208	3,048

Cash and cash equivalents at end of year	$5,484	$6,443	$5,208

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,101	$2,592	$3,135
Net income taxes paid (refunded)	(1,949)	(1,496)	2,057
Supplemental schedule of noncash investing and financing activities:
Notes receivable from sales of affiliate operations	$115	$1,379

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands except per share amounts)

1.    Basis of Presentation

  Basis of presentation

        Westaff, Inc. (the Parent), a Delaware corporation, and its domestic and foreign subsidiaries (together, the Company), provide temporary staffing services in the United States, the United Kingdom, Denmark, Australia, New Zealand, Norway and, during fiscal 2001 and the first two quarters of fiscal 2002, in Mexico. The consolidated financial statements include the accounts of the Parent and its domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

  Discontinued operations

        During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary of the Company (see Note 3). As a result, the Company has classified its medical operations as discontinued operations and, accordingly, has segregated the net liabilities of the discontinued operations in the Consolidated Financial Statements and notes thereto.

2.    Summary of Significant Accounting Policies

  Fiscal year

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal years 2002 and 2000 each include 52 weeks and fiscal year 2001 includes 53 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

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

  Fair value of financial instruments

        The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at November 2, 2002 and November 3, 2001 because of the short maturity of these items. The fair value of the Company's debt instruments approximates the carrying value as of November 2, 2002 and November 3, 2001 based on current rates available to the Company for debt with similar terms.

  Cash and cash equivalents

        The Company considers all investments with maturities at purchase of three months or less to be cash equivalents.

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

        Revenues generated by franchise agents and related costs of services are included as part of the Company's consolidated sales of services and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. The net distribution paid to the franchise agent for services rendered is based either on a percentage of sales or of the gross profit generated by the franchise agent's operation and is reflected as franchise agents' share of gross profit in the Consolidated Statements of Operations.

        The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to licensees for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees. Due from licensees represents advances made under these financing agreements. These advances are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and its licensees, the advances are reduced as remittances are received related to licensees' trade accounts receivable. Licensees have pledged trade receivables of $880 and $1,511 at November 2, 2002 and November 3, 2001, respectively, as collateral for such advances. Sales generated by license offices (and excluded from the Company's sales of services) were $6,102, $18,019 and $42,024 for fiscal 2002, 2001 and 2000, respectively. During fiscal 2001, two licensees purchased the Company's interest in their operations. The Company recorded pre-tax income of $2,069 from the sale of these operations in fiscal 2001. The Company continues to support its two remaining licensees, but is currently no longer offering license agreements to new prospects.

        Although the Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training, the Company has not charged or collected such fees during the fiscal years ended 2002, 2001 and 2000, respectively, therefore there is no recorded fee income of this type included in the Statements of Operations for those years.

  Property, plant and equipment

        Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are twenty-five to thirty-one years for buildings and three to ten years for furniture and equipment. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases, generally three to five years. The Company capitalizes internal and external costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

  Goodwill

        Goodwill is amortized on a straight-line basis over 20 to 40 years. Pursuant to the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (see Recent accounting pronouncements below), beginning November 3, 2002 goodwill will no longer be amortized.

  Impairment of long-lived assets

        Management of the Company assesses the recoverability of its long-lived assets, including goodwill, by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows of the underlying operations. When such estimate of the future undiscounted cash flows is less than the carrying amount of the asset, a potential impairment exists. During fiscal 2001, a number of businesses the Company acquired over the past years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry multiples, it was determined that a portion of the carrying amount of goodwill and covenants not to compete related to certain acquisitions had been permanently impaired in the fourth quarter of fiscal 2001. As a result, the Company recorded a pre-tax charge of $19,121 ($19,099 related to goodwill and $22 related to covenants not to compete) to write down these assets to estimated current net realizable values. During fiscal 2002, an additional pre-tax goodwill impairment of $116 was charged to operations.

  Workers' compensation

        The Company self-insures the deductible amount related to workers' compensation claims. The deductible amount was $500 per claim for policy years 2002, 2001 and 2000. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims incurred and reported and claims incurred but not reported. The Company has included $13,000 and $11,600 in other long-term liabilities at November 2, 2002 and November 3, 2001, respectively, for workers' compensation obligations which are not expected to be paid in the following fiscal year.

        On November 1, 2002, the Company executed an agreement with its workers' compensation/general liability insurance carrier for the fiscal 2003 policy year. Under the terms of the new agreement, the Company will pre-pay the carrier for the estimated ultimate cost of the policy year's claims and related expenses over the fiscal 2003 year. Total contractual payments for premiums as well as pre-paid claims costs will amount to $16,035, of which $3,000 was paid in fiscal 2002 and is reflected in prepaid expenses on the Company's November 2, 2002 balance sheet.

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

  Accounting for stock-based compensation

        The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25).

  Translation of foreign currencies

        The functional currency for each of the Company's foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at year-end exchange rates and all revenue and expense accounts are translated using weighted average exchange rates. Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders' equity. Aggregate transaction gains (losses) included in determining income (loss) from continuing operations were $251, $(12) and $(527) for fiscal years 2002, 2001 and 2000, respectively.

  Recent accounting pronouncements

        In January 2001, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which requires that revenues and expenses be reported gross of such "out-of-pocket" expenses. Application was effective for financial reporting periods beginning after December 15, 2001 with prior periods reclassified to comply with the guidance. Accordingly, sales of services and costs of services for fiscal years 2001 and 2000 have been reclassified to conform with the presentation adopted for fiscal 2002. The effect of adoption was not significant to any period presented.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" effective at the beginning of Company's fiscal year 2003. With the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but instead will be evaluated for impairment by applying a fair-value-based test upon initial adoption of the Statement, and at least annually thereafter, with impaired assets written down to fair value. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company is currently evaluating the impact of adopting SFAS No. 142 on its financial position and results of operations. It is possible that an additional impairment charge could be recorded based on the results of the fair-value approach under the new standard.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new standard also supercedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are effective on a prospective basis at the beginning of the Company's fiscal year 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liabiliity is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. The Company is required to adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

  Reclassifications

        The Company has reclassified certain amounts in the fiscal 2000 and fiscal 2001 financial statements in order to conform to the presentation adopted for fiscal 2002. The effect of adoption was not significant to any period presented.

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

        In August 2000, Intrepid filed a demand for arbitration seeking compensatory and punitive damages alleging, among other things, that the Company made misrepresentations and otherwise breached the asset purchase agreement. In fiscal 2001, the arbitrator awarded Intrepid $1,085 mainly for breaches of certain representations, warranties and covenants in the asset purchase agreement, plus arbitration expenses and legal and accounting fees of approximately $425. Primarily due to the unfavorable arbitration award and related legal costs, the Company recorded an after-tax loss from discontinued operations of $1,794, or $0.11 per share, in fiscal 2001.

        As of November 2, 2002, the remaining current liabilities of the discontinued medical operations are for pending legal claims of $360, malpractice/liability claims of $365 and other costs of $10. Included in current assets is $100 due Western Medical in settlement of an indemnity claim. Management believes the resolution of these matters will not have a material adverse effect on the Company's financial statements.

        Summarized financial data on the discontinued operations is as follows:

	Fiscal Year Ended
	November 2, 2002	November 3, 2001	October 28, 2000
Income statement data:
Estimated loss on disposal		$(2,573)	$(1,300)
Income tax benefit		779	516

Loss on disposal of discontinued operations, net of income taxes		$(1,794)	$(784)

Balance sheet data:
Current assets (primarily receivables)	$130	$942
Current liabilities	(735)	(1,134)

Net liabilities of discontinued operations	$(605)	$(192)

4.    Restructuring Charges

        During fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability. The restructuring plan resulted in a fiscal 2002 pre-tax charge to operations of $1,896. Of this amount, $993 was the result of abandoning front and back office management information systems that were under development with two software vendors. One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company. In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized. An additional $629 resulted from severance and other employment termination costs due to planned personnel reductions. Finally, as of the date the restructuring plan was finalized, the Company decided to close 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $274. At November 2, 2002, only rent and lease obligations of $60 remain unpaid.

5.    Termination of Recapitalization Agreement

        On May 3, 2000, the Company announced that a recapitalization agreement signed on March 7, 2000, between members of the Company's management team and an investor group led by Cornerstone Equity Investors IV, L.P. and Centre Partners Management LLC to acquire all the outstanding shares of the Company's common stock, was terminated by mutual consent of all parties. As a result of the agreement termination, the Company incurred $1,904 in pre-tax charges during fiscal 2000, primarily for fees and legal costs that had been previously capitalized by the Company. These charges are included in selling and administrative expenses in the fiscal 2000 Statement of Operations.

6.    Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	November 2, 2002	November 3, 2001	October 28, 2000
Income (loss) from continuing operations	$(1,431)	$(32,101)	$7,235

Denominator for basic earnings per share—weighted average shares	15,945	15,869	15,854
Effect of dilutive securities:
Stock options			2

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,945	15,869	15,856

Basic earnings (loss) per share	$(0.09)	$(2.02)	$0.46

Diluted earnings (loss) per share	$(0.09)	$(2.02)	$0.46

Antidilutive weighted shares excluded from diluted earnings per share	366	340	641

7.    Transactions with Related Parties

        On April 1, 2002, the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000. The initial term of the note was one year, with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002, the note was amended and restated to extend the maturity date to August 18, 2007. Additionally, the interest rate and payment schedule were amended to a rate equal to the US Index Rate as calculated under the Company's Multicurrency Credit Agreement (see Note 9) plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on November 2, 2002 was 11.75%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Interest paid during fiscal 2002 was $68.

        On May 17, 2002, the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer (CEO) in the amount of $1,000 with a maturity date of August 18, 2007 and provisions for accelerated maturity under certain circumstances. The note bears interest at a rate equal to the US Index Rate plus the Applicable Term Loan Index Margin as calculated under the Company's Multicurrency Credit Agreement (see Note 9), payable 45 calendar days after the end of each of the Company's fiscal periods. The interest rate in effect on November 2, 2002 was 10.75%. Pursuant to a provision of the promissory note, the Company paid its President and CEO a note fee of $30. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Interest paid during fiscal 2002 was $42. On December 13, 2002, the outstanding principal and interest balance on the note was paid in its entirety (see Note 17).

8.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	November 2, 2002	November 3, 2001
Land	$1,183	$1,183
Buildings	6,706	6,705
Computer hardware and software	25,851	26,642
Equipment, furniture and fixtures	20,134	21,060

	53,874	55,590
Less accumulated depreciation and amortization	(38,096)	(35,331)

	$15,778	$20,259

        Depreciation expense was $5,388, $5,392 and $6,201 for fiscal years 2002, 2001 and 2000, respectively.

9.    Short-term Borrowings and Loans Payable

        On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000. The new credit facilities replace a credit facility that was to expire on March 31, 2003. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 US Revolving Loan Commitment, a £2,740 UK Revolving Loan Commitment (US dollar equivalent of approximately $4,000 at the date of the agreement), and a $5,000 term loan (the Term Loan). In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (US dollar equivalent of approximately $6,000 at the date of the agreement). Each agreement includes a letter of credit sub-facility. Concurrent with the execution of these new credit facilities, the Company repaid all outstanding principal and interest under its 10-year senior secured notes, which totaled $30,999. In addition, $17,343 in letters of credit were issued under the new facility to replace $11,843 in outstanding letters of credit and $5,500 of cash on deposit with the Company's workers' compensation insurance carrier.

        The US Revolving Loan Commitment provides for an aggregate $50,000 commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35,000. Interest on borrowings under the commitment is based either on an index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%, plus applicable margins ranging from 0.25% to 1.25%, or on LIBOR plus margins ranging from 2.50% to 3.50%. Borrowings outstanding under the US Revolving Loan Commitment at November 2, 2002 were $16,908 at a weighted average interest rate of 5.13%.

        The Term Loan bears interest at a variable index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%. Applicable margins above the index rate vary from 5.5% to 6.5%. The interest rate in effect at November 2, 2002 was 10.75%. The Term Loan is payable in nineteen consecutive quarterly installments of $250 each, beginning July 1, 2002 with voluntary prepayment without penalty. On December 12, 2002, the prepayment option was exercised and the outstanding balance on the Term Loan was paid in its entirety (see Note 17).

        The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. Interest on outstanding borrowings is based on the British prime rate plus applicable margins ranging from 0.25% to 1.25%. At November 2, 2002, borrowings of US$442 were outstanding under the UK Revolving Loan Commitment at an interest rate of 4.75%.

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

        The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$500. Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%. At November 2, 2002, borrowings of US$2,317 were outstanding under the A$ Facility Agreement at an interest rate of 7.93%. The agreement calls for monthly fees, payable in arrears, of 0.50% of the average daily unused balance of the facility and from 1.5% to 2.5% of total outstanding letters of credit. The margin in effect on outstanding letters of credits is 2.0% through July 1, 2003.

        Applicable margins under both the Multicurrency Credit Agreement and the A$ Facility Agreement are subject to quarterly adjustments, on a prospective basis beginning July 1, 2003, based on the respective borrowers' fixed charge coverage ratio. Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder. At November 2, 2002, the Company had $11,870 available under the credit facilities, with $17,343 in letters of credit outstanding.

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

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to payment of dividends, capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. On October 31, 2002, the first amendment to the Multicurrency Credit Agreement was executed, which revised the minimum EBITDA covenants, among other things.

        In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond in the amount of $11,843 that secures a portion of its workers' compensation premium and deductible obligations. The bond was renewed for one additional year on November 1, 2002. Ninety day advance written notice of non-renewal is required.

        At November 3, 2001, the Company had $30,000 outstanding principal due under 10-year senior secured notes payable. As a result of a covenant violation, the entire principal balance was reclassified to a current liability on the Company's Balance Sheet at November 3, 2001. As noted above, concurrent with the Company's refinancing under a new credit facility, all outstanding principal and interest due on these notes was repaid.

        Loans payable and short-term borrowings consist of the following:

	November 2, 2002	November 3, 2001
Variable rate term loan issued under a senior secured credit facility, collateralized by the assets of the Company, interest rate of 10.75% at November 2, 2002	$4,500
Revolving credit facility	19,667
Senior secured notes payable, collateralized by the assets of the Company with semi-annual interest payments at 6.8% per annum
		$30,000

Total debt	24,167	30,000
Less short-term borrowings—revolving credit facility	(9,667)
Less current portion—term loan/senior notes	(4,500)	(30,000)

Long-term debt	$10,000	$—

        The Company has classified a portion of its borrowings under the revolving credit facility as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year. The credit facilities expire in May 2007.

10.    Accrued Expenses

        Accrued expenses consist of the following:

	November 2, 2002	November 3, 2001
Accrued payroll and payroll taxes	$14,385	$12,324
Accrued insurance/workers' compensation	8,816	11,000
Arbitration award and related fees	446	3,600
Taxes other than income taxes	2,844	3,642
Checks outstanding in excess of bank balances	6,183	1,685
Other	5,491	4,910

	$38,165	$37,161

11.    Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal year ended
	November 2, 2002	November 3, 2001	October 28, 2000
Current:
Federal	$(5,842)	$1,350	$3,628
State and local	104	79	1,033
Foreign	317	331	599

	(5,421)	1,760	5,260

Deferred:
Federal	1,345	7,510	329
State and local		1,662	(662)
Foreign	6	726	(200)

	1,351	9,898	(533)

Total provision (benefit) for income taxes from continuing operations:	$(4,070)	$11,658	$4,727

        A reconciliation of income taxes provided at the statutory federal rate (35%) and income taxes reported in the Consolidated Statements of Operations is as follows:

	Fiscal year ended
	November 2, 2002	November 3, 2001	October 28, 2000
Income tax provision (benefit) computed at federal statutory rate	$(1,926)	$(7,155)	$4,187
State taxes (net of federal benefit)	67	(1,045)	241
Valuation allowance	(2,377)	19,249
Permanent differences	63	183	82
Other	103	426	217

Income tax provision (benefit)	$(4,070)	$11,658	$4,727

        At November 2, 2002, all of the Company's net deferred tax assets were offset with a valuation allowance. The allowance was recorded against $18,073 of the Company's deferred tax assets as it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future on a tax entity by entity basis. The decrease in the valuation allowance in the current year is the result of a reduction in the net deferred tax assets due to temporary differences that reversed and increased the tax refund from net operating loss carrybacks.

        The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows (includes the tax effect of temporary differences from discontinued operations):

	Fiscal year ended
	November 2, 2002	November 3, 2001
Workers' compensation	$8,111	$9,590
Accruals relating to discontinued operations	277	253
Other liabilities and accruals	1,149	2,298
State and foreign net operating loss carryforwards	3,158	2,182
Depreciation and amortization	5,378	6,276

Gross deferred tax assets	18,073	20,599
Valuation allowance	(18,073)	(19,249)

Net deferred tax asset	$—	$1,350

        The Company's deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $30 expiring during fiscal 2003, $27 expiring during fiscal 2004 and $3,101 expiring through fiscal 2022.

        The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal year ended
	November 2, 2002	November 3, 2001	October 28, 2000
Domestic	$(4,734)	$(20,008)	$10,985
Foreign	(767)	(435)	977

Income (loss) from continuing operations before income taxes	$(5,501)	$(20,443)	$11,962

        At November 2, 2002, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3,415. Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

12.  Savings Plans

        The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible employees. Under both the deferred and 401(k) savings plans for fiscal year 2002, employees may elect to contribute up to 60% of their eligible annual compensation, with the Company matching 10% of participant contributions up to the first 10%. The Company's contribution for fiscal 2002 was $145. For fiscal years 2001 and 2000, eligible contributions were up to 15% with Company matching of 25% of participant contributions up to the first 10%. The Company's contributions for fiscal 2001 and 2000 were $432 and $333, respectively.

13.  Stockholders' Equity

        On June 20, 2000, the Company's Board of Directors declared a special cash dividend of $0.30 per share. The distribution, totaling $4,732 was paid in July 2000.

        In July 1998, the Company acquired substantially all of the assets of The Personnel Connection, Inc. Consideration for the acquisition consisted of cash and common stock, with a contingent obligation to issue up to an additional 100 shares of common stock dependent on the fair market value of the Company's stock subsequent to the acquisition. On January 27, 2000, the Company paid the selling parties $800 in lieu of issuing additional shares, with an offsetting reduction to additional paid-in-capital.

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

  Employee stock purchase plan

        Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company's common stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company's common stock. As of November 2, 2002, shares issued under the plan totaled 519.

  Stock option plan

        The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company's common stock at the date of grant. Nonqualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date of grant. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. No option may have a term in excess of 10 years. At November 2, 2002, there were 2,424 shares reserved for issuance under the plan. The maximum number of shares with respect to which stock options, stock appreciation rights and direct stock issuances may be granted to an individual in any calendar year are 1,000 shares. No stock appreciation rights have been granted under the plan.

        The Company applies APB No. 25 and related interpretations using the intrinsic value method in accounting for its stock plan. Accordingly, compensation cost is not recognized for options granted at fair market value. The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had compensation cost been determined using the fair value method:

	Fiscal year ended
	November 2, 2002	November 3, 2001	October 28, 2000
Net income (loss) as reported	$(1,431)	$(33,895)	$6,451
Pro forma net income (loss)	$(1,908)	$(34,190)	$6,281
Earnings (loss) per share as reported	$(0.09)	$(2.14)	$0.41
Pro forma earnings (loss) per share	$(0.12)	$(2.16)	$0.40

        Because stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.

        The fair value of each option included in the following table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 2002, 2001 and 2000, respectively: zero dividend yield, expected volatility of 156%, 165%, and 76%, expected lives of 6 years; and risk-free interest rates of 4.1%, 5.1% and 6.1%.

        The following summarizes the stock option transactions under the plan:

	November 2, 2002		November 3, 2001		October 28, 2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year	1,251	$3.13	367	$8.74	746	$9.93
Granted at market value	384	3.12	1,039	2.06	29	3.87
Granted in excess of market value	550	2.35			106	9.01
Cancelled	(766)	2.63	(155)	9.21	(514)	10.25

Options outstanding, end of year	1,419	$3.10	1,251	$3.13	367	$8.74

Options exercisable, end of year	705	$3.41	468	$4.48	290	$9.25

Options available for grant, end of year	1,005		1,173		1,066

Weighted average fair value of options granted during the year:
At market value		$2.97		$1.99		$2.73

In excess of market value		$2.15				$5.70

        The following table summarizes information about stock options outstanding at November 2, 2002:

		Options outstanding		Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
$ 1.63- 2.56	895	8.93	$2.24	566	$2.19
$ 3.15- 4.00	408	9.61	3.21	23	3.79
$ 6.00- 6.33	17	5.21	6.17	17	6.17
$ 9.33- 9.58	93	3.82	9.39	93	9.39
$16.17-16.17	6	5.40	16.17	6	16.17

$ 1.63-16.17	1,419	8.47	$3.10	705	$3.41

14.  Leases

        The Company leases real and personal property under long-term operating leases. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense from continuing operations amounted to $6,279 in fiscal 2002, $6,595 in fiscal 2001 and $6,451 in fiscal 2000. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

        Future minimum lease payments for all non-cancelable leases at November 2, 2002 are as follows:

Fiscal year
2003	$3,980
2004	2,691
2005	1,475
2006	447
2007	180
Thereafter	235

Total minimum lease payments	$9,008

15.  Operating Segments

        The Company has three reportable segments: domestic business services, the United Kingdom operations and other international business services. Domestic business services provides temporary staffing services in clerical and light industrial positions through a network of Company-owned, franchise agent and licensed offices. The segment consists of 21 geographically diverse Company regions or districts under the direction of regional/district managers and one combined franchise region, each identified as an operating segment. Revenues from domestic business services are derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for reporting purposes. International business services comprise Company-owned offices providing clerical and light industrial temporary staffing services in Australia, the United Kingdom, Norway, Denmark, New Zealand and, during fiscal 2001 and the first two quarters of fiscal 2002, in Mexico. The Company employs several managing directors who oversee all operations in one or more countries. Revenues are attributed to each country based on the location of the respective country's principal offices. Where appropriate, two or more international operations have been combined into one reportable segment as they share a majority of the aggregation criteria and are not individually reportable.

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

        The following summarizes reporting segment data for fiscal years 2002, 2001 and 2000:

	Fiscal Year Ended November 2, 2002
	Domestic Business Svcs	United Kingdom Operations	Other International	Adjustments(1)	Consolidated
Total sales of services and license fees	$428,187	$27,686	$59,380		$515,253

Operating income (loss) from continuing operations	$(2,925)	$760	$(1,380)		$(3,545)

Depreciation and amortization	$5,725	$284	$592		$6,601

Expenditures for purchases of fixed assets	$1,639	$213	$237		$2,089
Payments for intangibles	223	—	—		223

Total expenditures for long-lived assets	$1,862	$213	$237		$2,312

Total long-lived assets	$24,902	$664	$2,465		$28,031

Total assets	$105,539	$7,184	$14,427	$(5,195)	$121,955

	Fiscal Year Ended November 3, 2001
	Domestic Business Svcs	United Kingdom Operations	Other International	Adjustments(1)	Consolidated
Total sales of services and license fees	$486,935	$27,613	$58,044		$572,592

Operating income (loss) from continuing operations	$(18,485)	$993	$(1,187)		$(18,679)

Depreciation and amortization	$6,741	$288	$616		$7,645

Expenditures for purchases of fixed assets	$3,802	$187	$648		$4,637
Payments for intangibles	—	—	—		—

Total expenditures for long-lived assets	$3,802	$187	$648		$4,637

Total long-lived assets	$29,974	$726	$2,740		$33,440

Total assets	$103,779	$9,197	$15,108	$(4,909)	$123,175

lcv12]

	Fiscal Year Ended October 28, 2000
	Domestic Business Svcs	United Kingdom Operations	Other International	Consolidated
Total sales of services and license fees	$571,830	$29,885	$67,490	$669,205

Operating income (loss) from continuing operations	$13,305	$1,208	$280	$14,793

Depreciation and amortization	$7,712	$294	$611	$8,617

Expenditures for purchases of fixed assets	$3,137	$566	$667	$4,370
Payments for intangibles	136	—	—	136

Total expenditures for long-lived assets	$3,273	$566	$667	$4,506

(1)
Adjustments reflect assets related to discontinued operations and elimination of domestic investments in international subsidiaries.

16.  Commitments and Contingencies

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

        On March 9, 2000, Synergy Staffing, Inc. (Synergy) filed a complaint against the Company alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc. During the Company's fiscal year 2002, an arbitration panel awarded Synergy $1,424 for compensatory damages, attorneys' fees and other related costs. During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated cost of the arbitration award, attorney's fees and related expenses. The estimate was based on management's assumptions as to the ultimate outcome of future events surrounding the arbitration. In connection with the final outcome of the arbitration award in fiscal 2002, some of these events were resolved in the Company's favor and $693 of the estimated liabilities were no longer required. The reduction is reflected in the fiscal 2002 Statement of Operations.

        From time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees. The Company does not believe the outcome of any proceedings on these actions would have a material adverse effect on its financial position, results of operations or cash flows. The Company is not currently a party to any material litigation, except as disclosed above.

17.  Subsequent Events

        On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back the majority of its corporate headquarters' land and buildings. The result of the sale was a net pre-tax gain of approximately $5,500 which the Company will defer and amortize to rent expense over the seven year lease term. Net proceeds from the sale of $6,866 were used to pay the outstanding principal and interest on the Term Loan of $4,515, with the remainder used to pay down outstanding borrowings under the US Revolving Loan Commitment. Concurrent with the sale-leaseback transaction, the Company prepaid the outstanding principal and interest of $1,020 under the provisions of a promissory note payable to the Company's President and CEO (see Note 7).

        The lease, which will be accounted for as an operating lease, has a term of seven years with an option to renew the lease for an additional five years. In connection with the lease agreement, the Company issued a $700 irrevocable standby letter of credit as a security deposit. The minimum lease payments required by the lease over the next seven years are as follows: fiscal 2003—$691; fiscal 2004—$799; fiscal 2005—$825; fiscal 2006—$852; fiscal 2007—$879; fiscal 2008—$908; fiscal 2009—$938 and fiscal 2010—$103.

18.  Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 2, 2002 and November 3, 2001. The fourth quarter of fiscal years 2002 and 2001 consist of 16 and 17 weeks, respectively, while all other quarters consist of 12 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended November 2, 2002
Sales of services and license fees	$106,993	$109,676	$119,104	$179,480
Gross profit	$20,003	$20,627	$22,040	$32,651
Net income (loss)	$(4,653)	$1,396	$(534)	$2,360

Basic and diluted earnings (loss) per share	$(0.29)	$0.09	$(0.03)	$0.15

Fiscal year ended November 3, 2001
Sales of services and license fees	$137,058	$127,509	$124,106	$183,919
Gross profit	$27,420	$26,063	$25,327	$36,533
Income (loss) from continuing operations	$584	$515	$184	$(33,384)
Loss from discontinued operations		(1,794)

Net income (loss)	$584	$(1,279)	$184	$(33,384)

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$0.04	$0.03	$0.01	$(2.11)

Loss from discontinued operations	$—	$(0.11)	$—	$—

Net income (loss)	$0.04	$(0.08)	$0.01	$(2.11)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Fiscal Year Ended October 28, 2000
Allowance for doubtful accounts	$1,654	$4,264	$—		$4,284	$1,634
Reserve on notes receivable	174	150	—		—	324
Allowance for doubtful accounts—discontinued operations	7,601	1,043	—		8,537	107
Disposal of discontinued operations	877	257	—		663	471
Fiscal Year Ended November 3, 2001
Allowance for doubtful accounts	$1,634	$1,418	$—		$1,792	$1,260
Reserve on notes receivable	324	100	100		—	524
Allowance for doubtful accounts—discontinued operations	107	—	—		107	—
Disposal of discontinued operations	471	2,466	—		2,652	285
Valuation allowance on deferred tax assets	—	19,249	—		—	19,249
Fiscal Year Ended November 2, 2002
Allowance for doubtful accounts	$1,260	$1,510	$—		$1,454	$1,316
Reserve on notes receivable	524	193	—		158	559
Disposal of discontinued operations	285	—	350		—	635
Valuation allowance on deferred tax assets	19,249	—	1,201	(a)	2,377	18,073

(a)
Decrease in valuation allowance resulting from corresponding adjustment to related deferred tax asset.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ DWIGHT S. PEDERSEN Dwight S. Pedersen President and Chief Executive Officer
Date: January 31, 2003

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

Signature	Title	Date

/s/ W. ROBERT STOVER W. Robert Stover	Chairman of the Board	January 31, 2003
/s/ DWIGHT S. PEDERSEN Dwight S. Pedersen	President and Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2003
/s/ DIRK A. SODESTROM Dirk A. Sodestrom	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	January 31, 2003
/s/ JOHN P. SANDERS John P. Sanders	Vice President and Controller (Principal Accounting Officer)	January 31, 2003
/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	January 31, 2003
/s/ RONALD D. STEVENS Ronald D. Stevens	Director	January 31, 2003
/s/ WALTER W. MACAULEY Walter W. Macauley	Director	January 31, 2003

/s/ JANET M. BRADY Janet M. Brady	Director	January 31, 2003
*By:	/s/ DIRK A. SODESTROM Dirk A. Sodestrom, Attorney-in-Fact

CERTIFICATIONS

I, Dwight S. Pedersen, certify that:

1.
I have reviewed this annual report on Form 10-K of Westaff, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003

/s/ DWIGHT S. PEDERSEN Dwight S. Pedersen President and Chief Executive Officer Westaff, Inc. (Principal Executive Officer)

I, Dirk A. Sodestrom, certify that:

1.
I have reviewed this annual report on Form 10-K of Westaff, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003

/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer Westaff, Inc. (Principal Financial Officer)

QuickLinks

INDEX WESTAFF, INC.
PART I
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
INDEPENDENT AUDITORS' REPORT
Westaff, Inc. Consolidated Balance Sheets (Amounts in thousands except per share amounts)
Westaff, Inc. Consolidated Statements of Operations (Amounts in thousands except per share amounts)
Westaff, Inc. Consolidated Statements of Stockholders' Equity (Amounts in thousands)
Westaff, Inc. Consolidated Statements of Cash Flows (Amounts in thousands)
Westaff, Inc. Notes to Consolidated Financial Statements (Amounts in thousands except per share amounts)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS