Form 10-Q
period 2003-01-25
WESTAFF INC
filed 2003-03-11
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 25, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1266151
(State or other jurisdiction of incorporation or organization)	(I.R.S.employer identification number)

298 North Wiget Lane

Walnut Creek, California 94598-2453
(Address of registrant’s principal executive offices)

(925) 930-5300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 11, 2003

Common Stock, $.01 par value	15,995,375 shares

WESTAFF, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	January 25, 2003	November 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,401	$5,484
Trade accounts receivable, less allowance for doubtful accounts of $1,242 and $1,316	61,876	70,861
Income taxes receivable	5,227	5,227
Prepaid expenses	5,452	5,373
Other current assets	4,068	4,500
Total current assets	81,024	91,445

Property and equipment, net	14,731	15,778
Goodwill, net	12,131	12,034
Other long-term assets	2,717	2,698
Total Assets	$110,603	$121,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,593	$9,667
Current portion of long-term debt and capital lease obligations	402	4,500
Note payable to related party		1,000
Accounts payable	1,412	2,657
Accrued expenses	32,810	38,165
Income taxes payable	526	779
Net liabilities of discontinued operations	763	605
Total current liabilities	40,506	57,373

Note payable to related party	2,000	2,000
Long-term debt and capital lease obligations	10,841	10,000
Other long-term liabilities	18,145	13,632
Total liabilities	71,492	83,005

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 15,972 shares at January 25, 2003 and November 2, 2002	160	160
Additional paid-in capital	36,627	36,627
Retained earnings	4,332	4,680
Accumulated other comprehensive loss	(2,008)	(2,517)
Total stockholders’ equity	39,111	38,950
Total Liabilities and Stockholders’ Equity	$110,603	$121,955

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended
	January 25, 2003	January 26, 2002

Revenues	$117,834	$106,993

Costs of services	97,463	86,990

Gross profit	20,371	20,003

Franchise agents’ share of gross profit	3,412	3,130
Selling and administrative expenses	15,888	17,761
Depreciation and amortization	1,281	1,516
Restructuring charges		1,896

Operating loss from continuing operations	(210)	(4,300)

Interest expense	465	467
Interest income	(52)	(112)

Loss from continuing operations before income taxes	(623)	(4,655)
Provision (benefit) for income taxes	41	(2)

Loss from continuing operations	(664)	(4,653)

Income from discontinued operations	316

Net loss	$(348)	$(4,653)

Basic and diluted earnings (loss) per share:

Continuing operations:	$(0.04)	$(0.29)

Discontinued operations:	$0.02	$—

Net loss	$(0.02)	$(0.29)

Weighted average shares outstanding - basic and diluted	15,972	15,913

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	12 Weeks Ended
	January 25, 2003	January 26, 2002
Cash flows from operating activities
Net loss	$(348)	$(4,653)
Adjustments to reconcile net loss to net cash from operating activities:
Income from discontinued operations	(316)
Restructuring charges, net of payments		1,589
Depreciation and amortization	1,281	1,516
Provision for losses on doubtful accounts	(75)	241
(Gain) loss on sale or disposal of assets	(4)	45
Other	(97)
Changes in assets and liabilities:
Trade accounts receivable	10,335	13,344
Other assets	(79)	981
Accounts payable and accrued expenses	(8,283)	(8,662)
Income taxes payable	(261)	(291)
Other liabilities	7	6

Net cash provided by continuing operations	2,160	4,116
Net cash provided by discontinued operations	475	76

Net cash provided by operating activities	2,635	4,192

Cash flows from investing activities
Capital expenditures	(625)	(1,211)
Proceeds from sales of affiliate operations	170	160
Proceeds from sales of assets	7,386
Payments for intangibles		(223)
Other, net	(14)	39

Net cash provided by (used in) investing activities	6,917	(1,235)

Cash flows from financing activities
Net repayments under line of credit agreements	(5,211)
Principal payments on long-term debt	(4,500)
Payment of note payable to related party	(1,000)
Repurchase of common stock		(7)

Net cash used in financing activities	(10,711)	(7)

Effect of exchange rate changes on cash	76	(136)

Net change in cash and cash equivalents	(1,083)	2,814
Cash and cash equivalents at beginning of period	5,484	6,443
Cash and cash equivalents at end of period	$4,401	$9,257

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.                    Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 week periods ended January 25, 2003 and January 26, 2002 are unaudited. Intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet at November 2, 2002, presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

Certain financial information which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 week period ended January 25, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary of the Company (see Note 3).  As a result, the Company has classified its medical operations as discontinued in these condensed consolidated financial statements and notes thereto.

The Company has reclassified certain amounts in the January 26, 2002 financial statements in order to conform to the presentation adopted for the period ended January 25, 2003.

2.                    Goodwill

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists.  This step must be measured as of the beginning of the fiscal year in which the statement is adopted; however, the Company has six months from that date to complete this first step.  The second step of the goodwill impairment test measures the amount of the impairment loss, if any.  This step must be completed as soon as possible, but no later than the end of the Company’s fiscal year 2003.  Any impairment loss identified in the year of adoption is to be recognized in the first interim period of the year as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.

The Company is currently evaluating, but has not yet determined, if potential impairment exists at November 3, 2002. It is possible that impairment could be recorded based on the Company’s adoption of the fair-value approach under the new standard.

The following table presents pro-forma reconciliations of loss per share as if the provisions of SFAS No. 142 had been applied to all periods presented:

	12 Weeks Ended
	January 25, 2003	January 26, 2002

Reported net loss	$(348)	$(4,653)
Goodwill amortization		173
Adjusted net loss	$(348)	$(4,480)

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.29)
Goodwill amortization		0.01
Adjusted loss per share from continuing operations	$(0.04)	$(0.28)

3.                    Discontinued Operations

During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. (Intrepid) under an asset purchase agreement. Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.

Prior to fiscal 2003,  the Company appealed Western Medical’s 1996 Medicare cost reports settlements.  During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements.  As a result of the favorable appeal settlement, the Company has recognized $316 of income from discontinued operations in the fiscal quarter ended January 25, 2003.

As of January 25, 2003, the remaining current liabilities of the discontinued medical operations are for pending legal claims of $350, malpractice/liability claims of  $373, consultant’s fees of $86 and other costs of $2.

	January 25, 2003	November 2, 2002

Current assets (primarily receivables)	$48	$130
Current liabilities	(811)	(735)
Net liabilities of discontinued operations	$(763)	$(605)

4.                    Restructuring Charges

During fiscal 2002, the Company implemented a restructuring plan designed to improve the Company’s profitability.  The restructuring plan resulted in a fiscal 2002 pre-tax charge to operations of $1,896. Of this amount, $993 was the result of abandoning front and back office management information systems that were under development with two software vendors.  One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company.  In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized. An additional $629 resulted from severance and other employment termination costs due to planned personnel reductions.  Finally, as of the date the restructuring plan was finalized, the Company decided to close 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $274.  At January 25, 2003, only lease obligations of $26 remain unpaid.

5.                    Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	12 Weeks Ended
	January 25, 2003	January 26, 2002

Loss from continuing operations	$(664)	$(4,653)

Denominator for basic earnings per share - weighted average shares	15,972	15,913

Effect of dilutive securities:
Stock options	—	—
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	15,972	15,913

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.29)

Anti-dilutive weighted shares excluded from diluted loss per share	1,100	253

6.                    Comprehensive Income

Comprehensive income (loss) consists of the following:

	12 Weeks Ended
	January 25, 2003	January 26, 2002

Net loss	$(348)	$(4,653)
Currency translation adjustments	509	(182)
Comprehensive income (loss)	$161	$(4,835)

7.                    Lease Transactions

On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices’ land and buildings.  The result of the sale was a net pre-tax gain of approximately $5,500 which the Company deferred and is amortizing as an offset to rent expense over the seven year lease term.  A portion of the net proceeds from the sale of $6,866 were used to repay the outstanding principal and interest under a term loan of $4,515.  Additionally, the Company paid the outstanding principal and interest of $1,020 under the provisions of a promissory note payable to the Company’s President and CEO (see Note 8).  The remainder of the net proceeds were used to repay outstanding borrowings under the Company’s revolving credit facilities.

The lease, which is being accounted for as an operating lease, has a term of seven years with an option to renew the lease for an additional five years.  In connection with the lease agreement, the Company issued a $700 irrevocable standby letter of credit as a security deposit.  The minimum lease payments required by the lease over the next seven years are as follows:  fiscal 2003 - $691; fiscal 2004 - $799; fiscal 2005 - $825; fiscal 2006 - $852; fiscal 2007 - $879; fiscal 2008 - $908; fiscal 2009 - $938 and fiscal 2010 - $103.

In December 2002, the Company entered into a lease transaction for certain information technology equipment.  This lease, which has a term of 37 months, is being accounted for as a capital lease. As a part of this lease transaction, the Company sold equipment which was then leased back.  Net proceeds of $413 on the sale were used to pay down additional outstanding borrowings under the Company’s domestic revolving credit facility. The capital asset and related lease obligation included in property and equipment and capital lease obligations are as follows:

January 25, 2003

Capital lease equipment	$1,243
Less accumulated amortization	(27)
Net capital lease equipment	$1,216
Minimum lease payments:
Fiscal 2003	$455
Fiscal 2004	455
Fiscal 2005	496
Fiscal 2006	124
Total minimum lease payments	1,530
Less executory costs	(133)
Net minimum capital lease payments	1,397
Less amount representing interest	(154)
Present value of net minimum lease payments	1,243
Less current portion of capital lease obligation	(402)
Long-term capital lease obligation	$841

Capital lease amortization expense of $27 is included in depreciation and amortization in the January 25, 2003 Statement of Operations.

8.                    Related Party Transactions

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000 with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on January 25, 2003 was 11.75%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Interest paid on this note was $73 during the first quarter of fiscal 2003.

In May 2002, the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer in the amount of $1,000 with a maturity date of August 18, 2007 and provisions for accelerated maturity under certain circumstances.  The accelerated maturity provisions were met in conjunction with the Company’s December 12, 2002 sale-leaseback transaction (see Note 7) and on December 13, 2002 the outstanding principal and interest balance on the note of $1,020 was paid in its entirety.

9.                    Operating Segments

The following table summarizes reporting segment data :

	Domestic Business Svcs	United Kingdom Operations	Other International	Continuing Operations

12 Weeks Ended January 25, 2003

Revenues	$96,495	$6,480	$14,859	$117,834
Operating income (loss) from continuing operations	$(98)	$104	$(216)	$(210)

12 Weeks Ended January 26, 2002

Revenues	$88,011	$5,660	$13,322	$106,993
Operating loss from continuing operations	$(3,882)	$(131)	$(287)	$(4,300)

10.             Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits.  The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

On March 9, 2000, Synergy Staffing, Inc. (Synergy) filed a complaint against the Company alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc.  During the Company’s fiscal year 2002, an arbitration panel awarded Synergy $1,424 for compensatory damages, attorneys’ fees and other related costs.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated cost of the arbitration award, attorney’s fees and related expenses.  The estimate was based on management’s assumptions as to the ultimate outcome of future events surrounding the arbitration.  In connection with the final outcome of the arbitration award in fiscal 2002, some of these events were resolved in the Company’s favor and $693 of the estimated liabilities were no longer required.  This reduction was included in the second quarter of fiscal 2002 Statement of Operations.

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

11.             Recent Accounting Pronouncements

Effective November 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The new standard supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The new standard also supercedes the provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.  Adoption of the new standard did not have a material impact on the Company’s financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan which was a requirement under EITF Issue No. 94-3.  Adoption of the new standard did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment to FASB Statement No. 123”.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions.  As permitted by SFAS No. 148 and SFAS No. 123, the Company continues to account for stock-based employee compensation under the intrinsic value based method and will adopt the disclosure requirements of SFAS No. 148 in its interim report for the second fiscal quarter of 2003.

12.             Subsequent Event

In February 2003 the Company received approximately $4,715 in federal income tax refunds arising from a net operating loss carryback in a prior year.  These refunds will reduce the income taxes receivable of  $5,227 shown on the Company’s January 25, 2003 balance sheet and were used to pay down outstanding borrowings under the Company’s revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and Notes thereto included herein, and with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

In addition to historical information, this discussion and analysis includes certain forward–looking statements regarding events and financial trends that may affect the Company’s future operating results and financial position. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding credit facilities, liquidity and financing, sales, long-lived asset impairment, gross margin, workers’ compensation costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, medical operations and acquisitions. Readers are cautioned not to place undue reliance on these forward–looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward–looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those anticipated in the forward–looking statements. Such risks and uncertainties include, but are not limited to: compliance with debt covenants, liquidity, possible adverse effects of fluctuations in the general economy, reliance on executive management, uncertain ability to continue and manage growth, control by a significant shareholder, reliance on management information systems, risk related to international operations, variability of employee-related costs including workers’ compensation liabilities, risks related to customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, a highly competitive market, reliance on field management, employer liability risks and risks related to franchise agent and licensed operations.  Due to the foregoing factors, it is possible that in some future period the Company’s results of operations may be below the expectations of public market analysts and investors.  In addition, the Company’s results of operations have historically been subject to quarterly and seasonal fluctuations.  These and other risks and uncertainties related to the Company’s business are described in detail in  Item 1, “Factors Affecting Future Operating Results.” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

Recent Developments

In December 2002 the Company completed a sale and leaseback of the buildings which house its administrative offices, which provided $6.9 million of cash.  All of these proceeds were used to repay outstanding borrowings.

On November 1, 2002, the Company executed an agreement with its workers’ compensation/general liability insurance carrier for the fiscal 2003 policy year.  Under the terms of the new agreement, over the fiscal 2003 year the Company will pay $16.0 million to the carrier for the current estimated ultimate cost of the policy year’s claims and related expenses.

 See “Liquidity and Capital Resources” for further information on these recent developments.

Goodwill

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinites lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists.  This step must be measured as of the beginning of the fiscal year in which the statement is adopted; however, the Company has six months from that date to complete this first step.  The second step of the goodwill impairment test measures the amount of the impairment loss, if any.  This step must be completed as soon as possible, but no later than the end of the Company’s fiscal year 2003.  Any impairment loss identified in the year of adoption is to be recognized in the first interim period of the year as a cumulative effect of a change in accounting principle.  Any impairment loss incurred  subsequent to the initial adoption of SFAS No. 142 is recorded as a charge to current period earnings.

The Company is currently evaluating, but has not yet determined, if potential impairment exists at November 3, 2002. It is possible that impairment could be recorded based on the Company’s adoption of the fair-value approach under the new standard.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements.  These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers’ compensation costs, recoverability of intangible assets, income taxes and contingencies and litigation.  Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances.  However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 2, 2002.  Excluding the adoption of SFAS No. 142 noted above, the Company did not make any changes to these policies during the fiscal quarter ended January 25, 2003.

Discontinued Operations

During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999 the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. under an asset purchase agreement. Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.

Prior to fiscal 2003,  the Company appealed Western Medical’s 1996 Medicare cost reports settlements.  During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements.  As a result of the favorable appeal settlement, the Company has recorded $0.3 million in income from discontinued operations in the fiscal quarter ended January 25, 2003.

Currently, the Company believes it has adequate reserves for estimated liabilities related to the medical business, which primarily relate to pending legal or malpractice liability claims. However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended January 25, 2003 compared to Fiscal Quarter Ended January 26, 2002

Revenues. Total revenues increased $10.8 million, or 10.1% for the fiscal 2003 quarter as compared to the fiscal 2002 quarter.  Billed hours increased 5.4% reflecting an improvement in the domestic economy.  However, average bill rates increased only slightly by 1.6% over the fiscal 2002 quarter due primarily to considerable pricing competition in the light industrial and clerical/administrative sectors of the staffing industry.

Overall, domestic revenues increased 9.6%.  Domestic same branch revenues showed marked improvements with a 16.3% increase over the prior year fiscal quarter, reflecting the successful results of certain sales initiatives implemented during fiscal 2002 and continuing in fiscal 2003 and an improvement in the domestic economy.  International revenues  increased 12.4% almost entirely due to changes in exchange rates.  Absent the exchange rate effect, international revenues decreased 1.0%, as the result of the closure of the Company’s Mexico operations in the second quarter of fiscal 2002.  International same branch revenues increased 0.6% in the first quarter of fiscal 2003 as compared to the comparable period in fiscal 2002.

Costs of Services. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee–related costs. Costs of services increased $10.5 million, or 12.0%, in the 2003 fiscal quarter as compared to 2002. Gross margin declined from 18.7% in the first quarter of fiscal 2002 to 17.3% in the first quarter of fiscal 2003. The decrease in gross margin for the fiscal 2003 quarter is primarily due to considerable domestic pricing competition.  Additionally, the Company has experienced increases in domestic state unemployment rates and overall workers’ compensation costs, both of which negatively affect margins.  The Company strives to improve gross margin where feasible; however, with continued competitive pressures on domestic prices and increasing costs, the opportunities available to increase gross margin may be limited, and there can be no assurance that gross margin will not decrease in future periods.

Domestic workers’ compensation costs were 4.5% of direct labor for the first quarter of fiscal 2003 compared to 4.1% for the fiscal 2002 quarter. Recent upward trends in the Company’s actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company’s workers’ compensation accruals for these estimated costs. These costs tend to vary depending upon the mix of business between clerical/administrative staffing and light industrial staffing. The Company reviews interim actuarial estimates and monitors accrual rates to ensure that they remain appropriate in light of loss trends; however, there can be no assurance that the Company’s programs to control workers’ compensation costs will be effective or that loss development trends will not require additional increases in workers’ compensation accruals in future periods.

Franchise Agents’ Share of Gross Profit.  Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents’ operation. Franchise agents’ share of gross profit increased $0.3 million, or 9.0%, for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, primarily due to the increase in revenues. As a percentage of revenues, franchise agents’ share of gross profit was 2.9% for both fiscal year quarters.

Selling and Administrative Expenses. Selling and administrative expenses decreased $1.9 million, or 10.5% for the fiscal 2003 quarter as compared to the fiscal 2002 quarter. As a percent of revenues, selling and administrative expenses decreased from 16.6% in the fiscal 2002 quarter to 13.5% in fiscal 2003.  These decreases are primarily due to cost savings realized from personnel reductions and office closures enacted throughout fiscal 2002.  Additionally, the Company has instituted company-wide policies limiting domestic full-time employee hiring and wage increases in response to its declining margins.  The Company continues to closely monitor its variable costs and evaluate the performance of field offices.  If warranted, additional under-performing offices may be closed or consolidated in future periods and additional cost saving measures may be implemented.  However, there can be no assurance that the cost savings implemented from such actions, if enacted, would be sufficient to offset any potential future declines in gross margin.

Restructuring Charges. During the first quarter of fiscal 2002, the Company implemented a restructuring plan designed to improve the Company’s profitability.  This restructuring plan resulted in a fiscal 2002 first quarter pre-tax charge of $1.9 million.  The plan included costs associated with the abandonment of certain management information systems which were under development of $1.0 million, severance and other termination costs of  $0.6 million and lease termination costs of $0.3 million, related to the Company’s announced layoffs and office closures.

Depreciation and amortization. Depreciation and amortization decreased $0.2 million or 15.5%, primarily due to the cessation of goodwill amortization as noted in “Goodwill” above.

Interest. Interest expense was $0.5 million for both fiscal 2003 and fiscal 2002 quarters. Despite lower debt levels, the weighted average interest rate was higher for the first quarter of 2003.

Provision (Benefit) for Income Taxes. For the first quarter of fiscal 2003, the Company recorded an income tax provision of $40,000 on a pre-tax loss of $0.6 million.  The tax provision primarily reflects certain state and international income taxes.  The Company recognized a 100% valuation allowance against its first quarter 2003 income tax benefit resulting from its net loss.  This is consistent with the Company’s fiscal quarter ended January 26, 2002 when substantially all of the Company’s deferred tax assets were reserved.  At January 25, 2003, the Company maintained $17.5 million of gross deferred tax assets.

Liquidity and Capital Resources

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing. The Company’s principal use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

Net cash provided by operating activities was $2.6 million for the 12 weeks ended January 25, 2003, a decrease of  $1.6 million from net cash provided by operating activities for the same period in fiscal 2002.  The decrease is primarily a result of decreased cash generated by collection of receivables in the fiscal  2003 quarter versus the fiscal 2002 quarter, partially offset by a lower net loss.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $0.6 million for the 12 weeks ended January 25, 2003 as compared to $1.2 million for the same period in fiscal 2002.  Currently, the Company anticipates that total fiscal 2003 cash outflows for management information systems and other capital expenditures will be above fiscal 2002 levels of $2.1 million, with the bulk of the expenditures related to enhancements to its existing management  information systems.

On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices’ land and buildings.  The result of the sale was a net pre-tax gain of approximately $5.5 million which the Company deferred and is amortizing as an offset to rent expense over the seven year lease term.  A portion of the net proceeds from the sale of $6.9 million were used to repay the outstanding principal and interest under a term loan of $4.5 million.  Additionally, the Company paid the outstanding principal of $1.0 million, plus accrued interest, under the provisions of a promissory note payable to the Company’s President and Chief Executive Officer.  The remainder of the net proceeds were used to repay outstanding borrowings under the Company’s domestic revolving credit facilities.

The minimum lease payments required by the lease over the next seven years are:  fiscal 2003 - $0.7 million; fiscal 2004 - $0.8 million; fiscal 2005 - $0.8 million; fiscal 2006 - $0.9 million; fiscal 2007 - $0.9 million; fiscal 2008 - $0.9 million; fiscal 2009 - $0.9 million and fiscal 2010 - $0.1 million. In connection with the lease agreement, the Company issued a $0.7 million irrevocable standby letter of credit as a security deposit.

In December 2002, the Company entered into a lease transaction for certain information technology equipment.  This lease, which has a term of 37 months, is being accounted for as a capital lease.  As a part of this lease transaction, the Company sold equipment which was then leased back.  Net proceeds of $0.4 million on the sale were used to pay down additional outstanding borrowings under the Company’s domestic revolving credit facility.  Future minimum lease payment obligations for this capital lease are:  $0.4 million in fiscal 2003; $0.5 million in fiscal 2004; $0.5 million in fiscal 2005 and $0.1 million in fiscal 2006.

On November 1, 2002, the Company executed an agreement with its workers’ compensation/general liability insurance carrier for the fiscal 2003 policy year.  Under the terms of the new agreement, over the fiscal 2003 year the Company will pay $16.0 million to the carrier for the current estimated ultimate cost of the policy year’s claims and related expenses.  As of January 25, 2003, the Company has made total payments of $5.4 million.

During the first fiscal quarter of 2003, the Company reduced borrowings by $10.7 million, which include payments in full on the Company’s outstanding term loan and a note payable to the Company’s Chief Executive Officer as noted above.  At January 25, 2003, the Company’s remaining debt consists of a $2.0 million note payable to the Company’s principal stockholder and Chairman of the Board of Directors and $14.6 million outstanding under the Company’s revolving credit facilities.  At January 25, 2003 the Company had approximately $7.4 million borrowing availability under the credit facilities.  In addition, the Company has $18.0 million of outstanding irrevocable standby letters of credit, primarily in support of its workers’ compensation program.

The Company also has an outstanding financial guarantee bond in the amount of $11.8 million that secures a portion of its workers’ compensation premium and deductible obligations and expires on November 1, 2003.  Due to the change in the Company’s fiscal 2003 policy year premium and claims cost funding noted above, the Company does not currently anticipate that this bond will require renewal at its expiration.

In February 2003 the Company received approximately $4.7 million in federal income tax refunds arising from a net operating loss carryback in a prior year.  The cash refunds were used to pay down outstanding borrowings under the Company’s revolving credit facility.

The Company believes that cash reserves, cash generated from operations and the Company’s current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company has not entered into derivative financial instruments for trading purposes.  The Company’s primary market risk exposure relates to interest rate risk.  At January 25, 2003, the Company’s outstanding debt under variable-rate interest borrowings was approximately $16.6 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.3 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.

During the 12 weeks ended January 25, 2003 the Company’s international operations comprised 18.1% of its revenues and, as of the end of that period, 18.9% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.

Item 4.  Controls and Procedures

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
With regard to the Synergy litigation, which was previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002, there have been no material developments.

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

(a) Exhibits

None.

(b) Reports on Form 8-K

No reports were filed in or for the twelve-week period ended January 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

March 11, 2003	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dwight S. Pedersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westaff, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	B)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	B)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

A)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	B)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	C)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

A)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	B)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Dirk A. Sodestrom

Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer
Westaff, Inc.
(Principal Financial Officer)