Form 10-Q
period 2003-04-19
WESTAFF INC
filed 2003-06-03
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 19, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 3, 2003

Common Stock, $.01 par value	15,995,375 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	April 19, 2003	November 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,230	$5,484
Trade accounts receivable, less allowance for doubtful accounts of $1,341 and $1,316	59,424	70,861
Income taxes receivable	489	5,227
Prepaid expenses	5,327	5,373
Other current assets	3,082	4,500
Total current assets	72,552	91,445

Property and equipment, net	14,365	15,778
Goodwill, net	11,488	12,034
Other long-term assets	2,413	2,698
Total Assets	$100,818	$121,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$190	$9,667
Current portion of long-term debt and capital lease obligations	10,415	4,500
Note payable to related party		1,000
Accounts payable	1,616	2,657
Accrued expenses	30,816	38,165
Income taxes payable	483	779
Net liabilities of discontinued operations	680	605
Total current liabilities	44,200	57,373

Note payable to related party	2,000	2,000
Long-term debt and capital lease obligations	825	10,000
Other long-term liabilities	17,948	13,632
Total liabilities	64,973	83,005

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 15,995 shares at April 19, 2003 and 15,972 shares at November 2, 2002	160	160
Additional paid-in capital	36,670	36,627
Retained earnings	999	4,680
Accumulated other comprehensive loss	(1,984)	(2,517)
Total stockholders’ equity	35,845	38,950
Total Liabilities and Stockholders’ Equity	$100,818	$121,955

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 19, 2003	April 20, 2002	April 19, 2003	April 20, 2002

Revenues	$116,442	$109,676	$234,275	$216,669

Costs of services	96,632	89,049	194,095	176,039

Gross profit	19,810	20,627	40,180	40,630

Franchise agents’ share of gross profit	3,562	3,339	6,973	6,468
Selling and administrative expenses	17,226	16,851	33,114	34,612
Depreciation and amortization	1,310	1,577	2,591	3,094
Restructuring charges				1,896

Operating loss from continuing operations	(2,288)	(1,140)	(2,498)	(5,440)

Interest expense	356	669	822	1,136
Interest income	(49)	(104)	(101)	(216)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(2,595)	(1,705)	(3,219)	(6,360)
Provision (benefit) for income taxes	68	(3,101)	109	(3,103)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(2,663)	1,396	(3,328)	(3,257)

Income from discontinued operations			316

Cumulative effect of change in accounting principle			(670)

Net income (loss)	$(2,663)	$1,396	$(3,682)	$(3,257)

Earnings (loss) per share - basic and diluted:

Continuing operations before cumulative effect of change in accounting principle	$(0.17)	$0.09	$(0.21)	$(0.20)

Discontinued operations	$—	$—	$0.02	$—

Cumulative effect of change in accounting principle	$—	$—	$(0.04)	$—

Net income (loss)	$(0.17)	$0.09	$(0.23)	$(0.20)

Weighted average shares outstanding—basic	15,994	15,945	15,983	15,929

Weighted average shares outstanding—diluted	15,994	15,971	15,983	15,929

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	24 Weeks Ended
	April 19, 2003	April 20, 2002
Cash flows from operating activities
Net loss	$(3,682)	$(3,257)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Income from discontinued operations	(316)
Loss from cumulative effect of change in accounting principle	670
Restructuring charges, net of payments		1,589
Depreciation and amortization	2,591	3,094
Provision for losses on doubtful accounts	291	262
(Gain) loss on sale or disposal of assets	(9)	131
Other	(62)
Changes in assets and liabilities:
Trade accounts receivable	12,486	12,649
Other assets	1,023	(6,161)
Accounts payable and accrued expenses	(5,286)	(8,835)
Income taxes payable	(300)	(366)
Other liabilities	17	(34)

Net cash provided (used) by continuing operations	7,423	(928)
Net cash provided by discontinued operations	391	37

Net cash provided (used) by operating activities	7,814	(891)

Cash flows from investing activities
Capital expenditures	(1,439)	(1,582)
Proceeds from sales of affiliate operations	272	160
Proceeds from sales of assets	7,386
Payments for intangibles		(223)
Other, net		390

Net cash provided (used) by investing activities	6,219	(1,255)

Cash flows from financing activities
Net repayments under line of credit agreements	(9,718)
Principal payments on long-term debt and capital lease obligations	(4,629)
Proceeds from note payable to related party		2,000
Payment of note payable to related party	(1,000)
Issuance of common stock	43	71
Repurchase of common stock		(13)

Net cash (used) provided by financing activities	(15,304)	2,058

Effect of exchange rate changes on cash	17	(47)

Net change in cash and cash equivalents	(1,254)	(135)
Cash and cash equivalents at beginning of period	5,484	6,443
Cash and cash equivalents at end of period	$4,230	$6,308

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 24 week periods ended April 19, 2003 and April 20, 2002 are unaudited. Intercompany accounts and transactions have been eliminated.

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

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 and 24 week periods ended April 19, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary of the Company (see Note 3).  As a result, the Company has classified its medical operations as discontinued in these condensed consolidated financial statements and notes thereto.

The Company has reclassified certain amounts in the April 20, 2002 financial statements to conform to the presentation in the periods ended April 19, 2003.

2.              Goodwill

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists.  This step must be measured as of the beginning of the fiscal year in which the statement is adopted.  If required from the results of step 1, the second step of the goodwill impairment test measures the amount of the impairment loss, if any. Any impairment loss identified during the transitional evaluation is to be recognized in the first interim period of the year of adoption as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial evaluation required by the adoption of SFAS No. 142 is recorded as a charge to current period earnings.

In completing the first step, the Company identified its reporting units. The carrying value of each was then determined.  Using an independent appraisal firm, the fair value of each reporting unit was established based on both the discounted present value of expected future cash flows and the comparable market prices of select competitors.  Upon completion of this first step, it was determined that an impairment may have existed in the Australia reporting unit and, therefore, the Company was required to perform step two.

In completing the second step, the Company compared the implied fair value of Australia’s goodwill to its carrying value and determined that an impairment of $670 existed.  The impairment was largely the result of a significant decrease in Australia’s profitability.  The impairment charge has been classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the fiscal quarter ended January 25, 2003.  The effect of the change was to increase the $348 net loss for the quarter by $670 and to increase the net loss per share of $0.02 by $0.04 per share.

The following table presents pro-forma reconciliations of net income (loss) and net income (loss) per share as if the provisions of SFAS No. 142 had been applied to all periods presented:

	12 Weeks Ended		24 Weeks Ended
	April 19, 2003	April 20, 2002	April 19, 2003	April 20, 2002

Reported net income (loss)	$(2,663)	$1,396	$(3,682)	$(3,257)
Goodwill amortization		195		389
Adjusted net income (loss)	$(2,663)	$1,591	$(3,682)	$(2,868)

Basic and diluted earnings (loss) per share	$(0.17)	$0.09	$(0.23)	$(0.20)
Goodwill amortization		0.01		0.02
Adjusted earnings (loss) per share	$(0.17)	$0.10	$(0.23)	$(0.18)

The changes in the carrying amount of goodwill for the 24 weeks ended April 29, 2003 are as follows:

	Domestic Business Services	Other International	Total

Balance at November 2, 2002	$10,788	$1,246	$12,034
Cumulative effect of change in accounting principle		(670)	(670)
Foreign currency translation adjustments		124	124

Balance at April 19, 2003	$10,788	$700	$11,488

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

Prior to fiscal 2003,  the Company appealed Western Medical’s 1996 Medicare cost report settlement.  During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements.  As a result of the favorable appeal settlement, the Company recognized $316 of income from discontinued operations in the fiscal quarter ended January 25, 2003.

As of April 19, 2003, the remaining current liabilities of the discontinued medical operations are for pending legal claims of $350, malpractice/liability claims of  $355 and other costs of $2.

	April 19, 2003	November 2, 2002

Current assets (primarily receivables)	$27	130
Current liabilities	(707)	(735)
Net liabilities of discontinued operations	$(680)	$(605)

4.              Restructuring Charges

During fiscal 2002, the Company implemented a restructuring plan designed to improve the Company’s profitability.  The restructuring plan resulted in a fiscal 2002 pre-tax charge to operations of $1,896. Of this amount, $993 was the result of abandoning front and back office management information systems that were under development with two software vendors.  One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company.  In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized. An additional $629 resulted from severance and other employment termination costs due to planned personnel reductions.  Finally, as of the date the restructuring plan was finalized, the Company decided to close 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $274.  At April 19, 2003, only lease obligations of $37 remain unpaid.

5.              Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	12 Weeks Ended		24 Weeks Ended
	April 19, 2003	April 20, 2002	April 19, 2003	April 20, 2002

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,663)	$1,396	$(3,328)	$(3,257)

Denominator for basic earnings per share - weighted average shares	15,994	15,945	15,983	15,929

Effect of dilutive securities - Stock options		26
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	15,994	15,971	15,983	15,929

Basic and diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$(0.17)	$0.09	$(0.21)	$(0.20)

Anti-dilutive weighted shares excluded from diluted loss per share	1,102	552	1,101	425

6.              Comprehensive Income

Comprehensive income (loss) consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 19, 2003	April 20 2002	April 19, 2003	April 19, 2002

Net income (loss)	$(2,663)	$1,396	$(3,682)	$(3,257)
Currency translation adjustments	24	461	533	279
Comprehensive income (loss)	$(2,639)	$1,857	$(3,149)	$(2,978)

7.              Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, compensation cost is not recognized for options granted at fair market value.  The following table presents pro forma net income (loss) and pro forma earnings (loss) per share as if compensation cost had been determined using the fair value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation”.

	12 Weeks Ended		24 Weeks Ended
	April 19, 2003	April 20, 2002	April 19, 2003	April 20, 2002

Net income (loss) as reported	$(2,663)	$1,396	$(3,682)	$(3,257)
Stock based compensation determined under the fair value method	(126)	(45)	(254)	(275)

Proforma net income (loss)	$(2,789)	$1,351	$(3,936)	$(3,532)

Earnings (loss) per common share:
Basic and diluted - as reported	$(0.17)	$0.09	$(0.23)	$(0.20)
Basic and diluted - proforma	$(0.17)	$0.08	$(0.25)	$(0.22)

8.              Lease Transactions

On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices’ land and buildings.  The result of the sale was a net pre-tax gain of approximately $5,500 which the Company deferred and is amortizing as an offset to rent expense over the seven year lease term.  A portion of the net proceeds from the sale of $6,866 was used to repay the outstanding principal and interest under a term loan of $4,515.  Additionally, the Company used $1,020 of the net proceeds to pay the outstanding principal and interest of a promissory note payable to the Company’s President and Chief Executive Officer (see Note 10).  The remainder of the net proceeds was used to repay outstanding borrowings under the Company’s revolving credit facilities.

The lease, which is being accounted for as an operating lease, has a term of seven years with an option to renew the lease for an additional five years.  In connection with the lease agreement, the Company issued a $700 irrevocable standby letter of credit as a security deposit.  The minimum lease payments required by the lease over the remaining lease term are as follows:  remainder of fiscal 2003 - $414; fiscal 2004 - $799; fiscal 2005 - $825; fiscal 2006 - $852; fiscal 2007 - $879; fiscal 2008 - $908; fiscal 2009 - $938 and fiscal 2010 - $103.

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

April 19, 2003

Capital lease equipment	$1,369
Less accumulated amortization	(133)
Net capital lease equipment	$1,236
Minimum lease payments:
Fiscal 2003	$313
Fiscal 2004	493
Fiscal 2005	537
Fiscal 2006	134
Total minimum lease payments	1,477
Plus prepayments	9
Less executory costs	(121)
Net minimum capital lease payments	1,365
Less amount representing interest	(125)
Present value of net minimum lease payments	1,240
Less current portion of capital lease obligation	(415)
Long-term capital lease obligation	$825

Capital lease amortization expense of $133 is included in depreciation and amortization in the April 19, 2003 Statement of Operations.

9.              Credit Agreement

At April 19, 2003 the Company was not in compliance with one of the financial covenants under its Multicurrency Credit Agreement.  The Company is currently working with its lenders on an amendment to the agreement which includes a waiver of this non-compliance.  Due to the fact the amendment was not finalized as of the date of the filing of this Quarterly Report on Form 10-Q, the Company has classified the long-term portion of its borrowings under the credit facility as current.

In addition, the amendment will set a more restrictive calculation for available borrowings, reset certain financial covenants on a prospective basis and extend the date to July 1, 2004 for applicable interest rate margins to become subject to downward adjustment.

10.       Related Party Transactions

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000 with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on April 19, 2003 was 11.75%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Interest paid on this note was $125 during the 24 week period ended April 19, 2003.

In May 2002 the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer in the amount of $1,000 with a maturity date of August 18, 2007 and provisions for accelerated maturity under certain circumstances.  The accelerated maturity provisions were met in conjunction with the Company’s December 12, 2002 sale-leaseback transaction (see Note 8) and on December 13, 2002 the outstanding principal and interest balance on the note of $1,020 was paid.

11.       Operating Segments

The following table summarizes reporting segment data :

	Domestic Business Svcs	United Kingdom Operations	Other International	Total Continuing Operations

12 Weeks Ended April 19, 2003

Revenues	$94,371	$7,167	$14,904	$116,442
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,190)	$192	$(290)	$(2,288)

12 Weeks Ended April 20, 2002

Revenues	$91,132	$5,719	$12,825	$109,676
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(912)	$74	$(302)	$(1,140)

24 Weeks Ended April 19, 2003

Revenues	$190,866	$13,646	$29,763	$234,275
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,266)	$295	$(527)	$(2,498)

24 Weeks Ended April 20, 2002

Revenues	$179,142	$11,379	$26,148	$216,669
Operating loss from continuing operations before cumulative effect of change in accounting principle	$(4,795)	$(56)	$(589)	$(5,440)

12.       Commitments and Contingencies

The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

From time to time the Company is threatened with or is named as a defendant in lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.  The Company does not believe the outcome of any proceedings on these actions would have a material adverse effect on its financial position, results of operations or cash flows.  The Company is not currently a party to any material litigation, except as disclosed below.

On March 9, 2000, Synergy Staffing, Inc. (Synergy) filed a complaint against the Company alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc.  During the Company’s fiscal year 2002, an arbitration panel awarded Synergy $1,424 for compensatory damages, attorneys’ fees and other related costs.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated cost of the arbitration award, attorney’s fees and related expenses.  The estimate was based on management’s assumptions as to the ultimate outcome of future events surrounding the arbitration.  In connection with the final outcome of the arbitration award in fiscal 2002, some of these events were resolved in the Company’s favor and $693 of the estimated liabilities were no longer required.  This reduction was included in the second quarter of fiscal 2002 Condensed Consolidated Statement of Operations.

On May 14, 2003 Synergy filed an appellate brief with the California Court of Appeal seeking to void an $800 modification of the arbitration award in the Company’s favor.  The Company will file its reply brief shortly.

11.       Recent Accounting Pronouncements

Effective November 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The new standard supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The new standard also supercedes the provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.  Adoption of the new standard did not have a material impact on the Company’s financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan, which was a requirement under EITF Issue No. 94-3.  Adoption of the new standard did not have a material impact on the Company’s financial statements, but may affect the amount and timing of future restructuring costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company’s future operating results and financial position. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding credit facilities and related financial covenants, liquidity and financing, sales,  goodwill impairment, gross margin, workers’ compensation and general liability costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, medical operations and acquisitions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: compliance with debt covenants, changes in liquidity, possible adverse effects of fluctuations in the general economy, reliance on executive management, ability to continue and manage growth, control by a significant shareholder, reliance on management information systems, risk related to international operations, variability of employee-related costs including workers’ compensation liabilities, risks associated with customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, a highly competitive market, reliance on field management, employer liability risks and risks related to franchise agent and licensed operations.  Due to the foregoing factors, it is possible that in some future period the Company’s results of operations may be below the expectations of public market analysts and investors.  In addition, the Company’s results of operations have historically been subject to quarterly and seasonal fluctuations.  These and other risks and uncertainties related to the Company’s business are described in detail in  Item 1, “Factors Affecting Future Operating Results.” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements.  These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers’ compensation costs,  income taxes and contingencies and litigation.  Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances.  However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 2, 2002.  Excluding the adoption of SFAS No. 142 noted below, the Company did not make any changes to these policies during the 24 week period ended April 19, 2003.

Goodwill

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists.  This step must be measured as of the beginning of the fiscal year in which the statement is adopted.  If required from the results of step 1, the second step of the goodwill impairment test measures the amount of the impairment loss, if any. Any impairment loss identified during the transitional evaluation is to be recognized in the first interim period of the year of adoption as a cumulative effect of a change in accounting principle.  Any impairment loss incurred subsequent to the initial evaluation required by the adoption of SFAS No. 142 is recorded as a charge to current period earnings.

In completing the first step, the Company identified its reporting units. The carrying value of each was then determined.  Using an independent appraisal firm, the fair value of each reporting unit was established based on both the discounted present value of expected future cash flows and the comparable market prices of select competitors.  Upon completion of this first step, it was determined that an impairment may have existed in the Australia reporting unit, therefore the Company was required to perform step two.

In completing the second step, the Company compared the implied fair value of Australia’s goodwill to its carrying value and determined that an impairment of $0.7 million existed.  The impairment was largely the result of a significant decrease in Australia’s profitability.  The impairment charge has been classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the fiscal quarter ended January 25, 2003.  The effect of the change was to increase the $0.3 million net loss for the quarter by $0.7 million and to increase the loss per share of $0.02 by $0.04 per share.

In accordance with SFAS No. 142, the Company is required to perform an additional test for goodwill impairment before the end of fiscal 2003 and at least annually thereafter.  It is possible that further impairments will be identified in future evaluations and be recorded as a charge to earnings.

Recent Developments

In December 2002 the Company completed a sale and leaseback of the buildings housing its administrative offices, which provided $6.9 million of net cash proceeds.  All of these proceeds were used to repay outstanding borrowings.

On November 1, 2002 the Company executed a new agreement with its workers’ compensation/general liability insurance carrier for the fiscal 2003 policy year.  Under the terms of the agreement, the Company will pay its carrier $16.0 million during fiscal 2003 for the currently estimated ultimate cost of the policy year’s claims and related expenses.

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

Prior to fiscal 2003,  the Company appealed Western Medical’s 1996 Medicare cost report settlement.  During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements.  As a result of the favorable appeal settlement, the Company recorded $0.3 million in income from discontinued operations in the first fiscal quarter of 2003.

Currently, management believes it has adequate reserves for estimated liabilities related to the medical business, which primarily relate to pending legal or malpractice liability claims. However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended April 19, 2003 compared to Fiscal Quarter Ended April 20, 2002

Revenues. Total revenues increased $6.8 million, or 6.2% for the fiscal 2003 quarter as compared to the fiscal 2002 quarter.  Billed hours for the fiscal 2003 quarter increased 2.5% over the comparable fiscal 2002 quarter, but the Company continued to encounter intense pricing competition in the light industrial and clerical/administrative sectors of the domestic staffing industry which has limited its ability to increase average bill rates.

Overall, domestic revenues increased 3.6%; however, domestic revenues decreased 2.1% when compared to the first quarter of fiscal 2003.  This decrease is primarily due to a reduction in business with a high-volume, low-margin governmental agency.  It is currently anticipated that domestic revenues for the third fiscal quarter of 2003 will be below those of the fiscal 2002 third quarter as a result of this reduction in business.  Domestic same branch revenues increased 8.4% over the prior year fiscal quarter predominately as a result of select on-location accounts.

International revenues increased 19.0% largely due to changes in exchange rates.  Absent the exchange rate effect, international revenues increased 3.8%.  International same branch revenues increased 4.2% in the second quarter of fiscal 2003 as compared to the fiscal 2002 period.

Costs of Services. Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services increased $7.6 million, or 8.5%, in the 2003 fiscal quarter as compared to 2002.  In the 2003 fiscal quarter, the Company recorded $750,000 in additional charges for workers’ compensation and general liability claims as a result of unfavorable trends in claims development. Gross margin declined from 18.8% in the second quarter of fiscal 2002 to 17.0% in the second quarter of fiscal 2003.  The decrease in gross margin in the fiscal 2003 quarter, as compared to fiscal 2002, is primarily the result of domestic pricing competition and the workers’ compensation /general liability charges, as well as increased state unemployment insurance costs.

The Company is striving to improve gross margin by focusing on more clerical/administrative services, its direct hire program and also by replacing the low-margin government agency account mentioned above with higher margin business.  However, with continued competitive pressures on domestic prices and increasing costs, the opportunities available to increase gross margin may be limited, and there can be no assurance that gross margin will not continue to decrease in future periods.

Domestic workers’ compensation costs were 4.8% of direct labor in the second quarter of fiscal 2003.  The Company expects these cost to be approximately 4.8% to 5.0% of direct labor for the remainder of the fiscal year.  The Company reviews interim actuarial estimates and monitors accrual rates to ensure that they remain appropriate in light of loss trends; however, there can be no assurance that the Company’s programs to control workers’ compensation costs will be effective or that loss development trends will not require additional increases in workers’ compensation accruals in future periods.

Franchise Agents’ Share of Gross Profit.  Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit increased $0.2 million, or 6.7%, for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002, primarily due to increased revenues. As a percentage of revenues, franchise agents’ share of gross profit was 3.1% for the fiscal 2003 quarter and 3.0% for the fiscal 2002 quarter.

Selling and Administrative Expenses. Selling and administrative expenses increased $0.4 million, or 2.2% for the fiscal quarter ended April 19, 2003 as compared to the fiscal quarter ended April 20, 2002.  This increase is primarily due to higher exchange rates for international operations in the fiscal 2003 quarter.  As a percent of revenues, selling and administrative expenses decreased from 15.4% in the fiscal 2002 quarter to 14.8% in the second quarter of fiscal 2003, largely as the result of  cost savings realized from personnel reductions and office consolidations. The Company has recently initiated a restructuring of its domestic company-owned field organization designed to streamline the reporting structure, strengthen its geographic sales team and reduce costs.  Additionally, the Company has instituted company-wide policies limiting domestic full-time employee hiring and wage increases in response to the decline in its margins.  The Company continues to closely monitor its variable costs and evaluate the performance of field offices.  If warranted, additional under-performing offices may be closed or consolidated in future periods and additional cost saving measures may be implemented.  However, there can be no assurance that the cost savings implemented from such actions, if enacted, would be sufficient to offset any potential future declines in gross margin.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million or 16.9%, primarily due to the cessation of goodwill amortization as noted in “Goodwill” above.

Interest. Interest expense was $0.4 million and $0.7 million for the fiscal 2003 and fiscal 2002 quarters, respectively.  The fiscal 2002 quarter interest expense includes the write-off of  $0.2 million in deferred debt issue costs in conjunction with the termination of the Company’s former credit facilities.

Provision (Benefit) for Income Taxes. For the first quarter of fiscal 2003, the Company recorded an income tax provision of $68,000 on a pre-tax loss of $2.6 million.  The tax provision primarily reflects certain state and international income taxes.  The Company recognized a 100% valuation allowance against its second quarter 2003 income tax benefit resulting from its net loss.  The tax benefit of $3.1 million in the fiscal 2002 quarter resulted from net loss carrybacks which the Company recognized as a result of changes in tax legislation which increased the net operating loss carryback term from two to five years.  At April 19, 2003, the Company had $16.6 million of gross deferred tax assets.

24 Weeks Ended April 19, 2003 compared to 24 Weeks Ended April 20, 2002

Revenues. Revenues increased $17.6 million, or 8.1%, for the 24 week period ended April 19, 2003 as compared to the 24 week period ended April 20, 2002.  Bill hours increased 4.2% and average billing rates per hour increased 1.3%.

Domestic revenues increased 6.6% as a result of moderate increases in bill hours and bill rates.  International revenues increased 15.7% due primarily to changes in exchange rates.  Absent the exchange rate effect, international revenues increased 1.3% reflecting modest increases in all international operations except Norway.

Costs of Services. Costs of services increased $18.1 million, or 10.3%, in the 2003 fiscal period as compared to 2002.  Gross margin decreased from 18.8% in the fiscal 2002 period to 17.2% in 2003, primarily due to increased workers compensation and state unemployment insurance costs, as well as to a growth in pay rates which outpaced the increase in bill rates due to competitive pricing pressures.

Franchise Agents’ Share of Gross Profit. Franchise agents’ share of gross profit increased $0.5 million, or 7.8%, for the 24 week period in fiscal 2003 as compared to the comparable fiscal 2002 period.  As a percentage of revenues, franchise agents’ share of gross profit was 3.0% for both periods.

Selling and Administrative Expenses. Selling and administrative expenses decreased $1.5 million, or 4.3% in the 2003 fiscal period compared to fiscal quarter 2002.  The decrease reflects cost savings from office closures, personnel reductions and other concerted cost containment measures, partially offset by higher foreign currency exchange rates.

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

Depreciation and amortization. Depreciation and amortization decreased $0.5 million or 16.3%, for the same reason as noted in the discussion for the second quarter above.

Interest. Interest expense was $0.8 million and $1.1 million for the fiscal 2003 and fiscal 2002 periods, respectively.  The Company significantly reduced its debt during the first half of fiscal 2003 and anticipates interest expense for the fiscal year to be below fiscal 2002 levels.

Provision (Benefit) for Income Taxes. For the 24 week period of fiscal 2003 the Company recorded an income tax provision of $0.1 million on a pre-tax loss of $3.2 million, primarily reflecting certain state and international income taxes.  See the discussion of the quarterly Provision (Benefit) for Income Taxes above for further details.

Liquidity and Capital Resources

Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing. The Company’s principal use of cash is for financing accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

Net cash provided by operating activities was $7.8 million for the 24 weeks ended April 19, 2003, an increase of  $8.7 million from net cash used by operating activities for the same period in fiscal 2002.  The increase is primarily the result of net changes in working capital items.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $1.4 million for the 24 weeks ended April 19, 2003 as compared to $1.6 million for the same period in fiscal 2002.  The Company is completing the in-house development of a new front-office system which, when implemented, is expected to improve productivity.  The Company currently anticipates that total fiscal 2003 cash outflows for management information systems and other capital expenditures will be above the fiscal 2002 level of $2.1 million.

On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back the land and buildings housing its administrative offices.  The result of the sale was a net pre-tax gain of approximately $5.5 million which the Company deferred and is amortizing as an offset to rent expense over the seven year lease term.  A portion of the net proceeds from the sale of $6.9 million was used to repay the outstanding principal and interest under a term loan of $4.5 million.  Additionally, the Company paid the outstanding principal  and accrued interest of $1.0 million on a promissory note payable to the Company’s President and Chief Executive Officer.  The remainder of the net cash proceeds was used to repay outstanding borrowings under the Company’s domestic revolving credit facilities.

The minimum lease payments required by the lease over the remaining lease term are:  remainder of fiscal 2003 - $0.4 million; fiscal 2004 - $0.8 million; fiscal 2005 - $0.8 million; fiscal 2006 - $0.9 million; fiscal 2007 - $0.9 million; fiscal 2008 - $0.9 million; fiscal 2009 - $0.9 million and fiscal 2010 - $0.1 million. In connection with the lease agreement, the Company issued a $0.7 million irrevocable standby letter of credit as a security deposit.

In December 2002, the Company entered into a lease transaction for certain information technology equipment.  This lease, which has a term of 37 months, is being accounted for as a capital lease.  As a part of this lease transaction, the Company sold equipment which was then leased back.  Net proceeds of $0.4 million on the sale were used to pay down additional outstanding borrowings under the Company’s domestic revolving credit facility.  Future minimum lease payment obligations for this capital lease are:  $0.3 million in the remainder of fiscal 2003; $0.5 million in fiscal 2004; $0.5 million in fiscal 2005 and $0.1 million in fiscal 2006.

On November 1, 2002, the Company executed a new agreement with its workers’ compensation/general liability insurance carrier for the fiscal 2003 policy year.  Under the terms of the agreement, the Company is paying its carrier $16.0 million during fiscal 2003 for the current estimated ultimate cost of the fiscal 2003 policy year’s claims and related expenses.  As of April 19, 2003, the Company has made total payments of $8.9 million.

During the 24 week period of fiscal 2003, the Company reduced borrowings by $15.3 million, which include payments in full on the Company’s outstanding term loan and on a note payable to the Company’s Chief Executive Officer.  At April 19, 2003, the Company’s remaining debt consists of a $2.0 million note payable to the Company’s principal stockholder and Chairman of the Board of Directors and $10.2 million outstanding under the Company’s revolving credit facilities.

At April 19, 2003 the Company was not in compliance with one of the financial covenants under its Multicurrency Credit Agreement.  The Company is currently working with its lenders on an amendment to the agreement which includes a waiver of this non-compliance.  Due to the fact that the amendment was not finalized as of the date of the filing of this Quarterly Report on Form 10-Q, the Company has classified the long-term portion of its borrowings under the credit facility as current.  In addition, the amendment sets a more restrictive calculation for available borrowings, resets certain financial covenants on a prospective basis and extends the date to July 1, 2004 for applicable interest rate margins to become subject to downward adjustments.  At April 19, 2003 the Company had approximately $10.5 million borrowing availability under its credit facility.  The more restrictive calculation in the proposed amendment would have reduced this amount by $2 million.

The Company has $18.0 million of irrevocable standby letters of credit outstanding, primarily in support of its workers’ compensation program. The Company also has an outstanding financial guarantee bond in the amount of $11.8 million which expires on November 1, 2003 that secures a portion of its workers’ compensation premium and deductible obligations.  Due to the change in the Company’s fiscal 2003 policy year premium and claims cost funding noted above, the Company does not currently anticipate that this bond will require renewal at its expiration.

In February 2003 the Company received approximately $4.7 million in federal income tax refunds arising from a net operating loss carryback in a prior year.  The cash refunds were used to pay down outstanding borrowings under the Company’s revolving credit facility.  At April 19, 2003 the Company has additional income tax refunds of $0.5 million which it anticipates receiving during the remainder of fiscal 2003.

The Company believes that cash reserves, cash generated from operations and the Company’s current borrowing capacity will be sufficient to meet anticipated needs for working capital and capital expenditures at least through the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure relates to interest rate risk.  At April 19, 2003, the Company’s outstanding debt under variable-rate interest borrowings was approximately $12.2 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.

During the 24 weeks ended April 19, 2003 the Company’s international operations comprised 18.5% of its revenues and, as of the end of that period, 20.9% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this report.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002, on March 9, 2000, Synergy Staffing, Inc. (Synergy) filed a complaint against the Company alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc.  During the Company’s fiscal year 2002, an arbitration panel awarded Synergy $1.4 million for compensatory damages, attorneys’ fees and other related costs.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3.6 million for the estimated cost of the arbitration award, attorney’s fees and related expenses.  The estimate was based on management’s assumptions as to the ultimate outcome of future events surrounding the arbitration.  In connection with the final outcome of the arbitration award in fiscal 2002, some of these events were resolved in the Company’s favor and $693,000 of the estimated liabilities were no longer required.  This reduction was included in the second quarter of fiscal 2002 Condensed Consolidated Statement of Operations.

On May 14, 2003 Synergy filed an appellate brief with the California Court of Appeal seeking to void an $800,000 modification of the arbitration award in the Company’s favor.  The Company will file its reply brief shortly.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

No reports were filed in or for the 24 week period ended April 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

June 3, 2003	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dwight S. Pedersen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Westaff, Inc.;

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

Date: June 3, 2003

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

Date: June 3, 2003

/s/ Dirk A. Sodestrom

Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer
Westaff, Inc.
(Principal Financial Officer)