Form 10-Q
period 2003-07-12
WESTAFF INC
filed 2003-08-26
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:    0-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1266151
(State or other jurisdiction of incorporation or organization)	(I.R.S.employer identification number)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 26, 2003
Common Stock, $.01 par value	16,015,490 shares

WESTAFF, INC. AND SUBSIDIARIES

INDEX

Part I.    Financial Information

Item 1.    Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands except per share amounts)

	July 12, 2003	November 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,647	$5,484
Trade accounts receivable, less allowance for doubtful accounts of $1,633 and $1,316	61,633	70,861
Income taxes receivable	489	5,227
Prepaid expenses	5,232	5,373
Other current assets	2,284	4,500

Total current assets	74,285	91,445
Property and equipment, net	13,887	15,778
Goodwill, net	11,586	12,034
Other long-term assets	2,569	2,698

Total Assets	$102,327	$121,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,298	$9,667
Current portion of long-term debt and capital lease obligations	422	4,500
Note payable to related party		1,000
Accounts payable	1,521	2,657
Accrued expenses	33,412	38,165
Income taxes payable	546	779
Net liabilities of discontinued operations	682	605

Total current liabilities	40,881	57,373
Note payable to related party	2,000	2,000
Long-term debt and capital lease obligations	10,725	10,000
Other long-term liabilities	13,249	13,632

Total liabilities	66,855	83,005

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 15,995 shares at July 12, 2003 and 15,972 shares at November 2, 2002	160	160
Additional paid-in capital	36,670	36,627
Retained earnings	152	4,680
Accumulated other comprehensive loss	(1,510)	(2,517)

Total stockholders' equity	35,472	38,950

Total Liabilities and Stockholders' Equity	$102,327	$121,955

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands except per share amounts)

	12 Weeks Ended		36 Weeks Ended
	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002
Revenues	$117,149	$119,104	$351,424	$335,772
Costs of services	96,479	97,064	290,573	273,103

Gross profit	20,670	22,040	60,851	62,669
Franchise agents' share of gross profit	3,699	3,432	10,673	9,900
Selling and administrative expenses	16,043	16,740	49,157	51,352
Depreciation and amortization	1,317	1,481	3,907	4,575
Restructuring charges				1,896

Operating income (loss) from continuing operations	(389)	387	(2,886)	(5,054)
Interest expense	374	525	1,196	1,661
Interest income	(39)	(79)	(140)	(295)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(724)	(59)	(3,942)	(6,420)
Provision (benefit) for income taxes	123	475	232	(2,629)

Loss from continuing operations before cumulative effect of change in accounting principle	(847)	(534)	(4,174)	(3,791)
Income from discontinued operations			316
Cumulative effect of change in accounting principle			(670)

Net loss	$(847)	$(534)	$(4,528)	$(3,791)

Earnings (loss) per share—basic and diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.05)	$(0.03)	$(0.26)	$(0.24)

Discontinued operations	$—	$—	$0.02	$—

Cumulative effect of change in accounting principle	$—	$—	$(0.04)	$—

Net loss	$(0.05)	$(0.03)	$(0.28)	$(0.24)

Weighted average shares outstanding—basic and diluted	15,995	15,947	15,987	15,935

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	36 Weeks Ended
	July 12, 2003	July 13, 2002
Cash flows from operating activities
Net loss	$(4,528)	$(3,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations	(316)
Loss from cumulative effect of change in accounting principle	670
Restructuring charges, net of payments		1,589
Depreciation and amortization	3,907	4,575
Provision for losses on doubtful accounts	375	792
Loss on sale or disposal of assets	9	155
Deferred income taxes		819
Other	(109)
Changes in assets and liabilities:
Trade accounts receivable	10,860	6,925
Other assets	(1,731)	372
Accounts payable and accrued expenses	688	(5,244)
Income taxes payable	(244)	(357)
Other liabilities	(4,491)	5

Net cash provided by continuing operations	5,090	5,840
Net cash provided by discontinued operations	393	100

Net cash provided by operating activities	5,483	5,940

Cash flows from investing activities
Capital expenditures	(2,245)	(1,731)
Proceeds from sales of affiliate operations	272	735
Proceeds from sales of assets	7,386
Payments for intangibles		(223)
Other, net	38	206

Net cash provided (used) by investing activities	5,451	(1,013)

Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	(5,799)	16,126
Proceeds from issuance of long-term debt		5,000
Principal payments on long-term debt and capital lease obligations	(4,722)	(30,250)
Proceeds from notes payable to related parties		3,000
Payment of note payable to related party	(1,000)
Payment of debt issuance costs	(357)	(1,962)
Issuance of common stock	43	71
Repurchase of common stock		(13)

Net cash used by financing activities	(11,835)	(8,028)

Effect of exchange rate changes on cash	64	123

Net change in cash and cash equivalents	(837)	(2,978)
Cash and cash equivalents at beginning of period	5,484	6,443

Cash and cash equivalents at end of period	$4,647	$3,465

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1. Basis of Presentation

        The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of and for the 12 and 36 week periods ended July 12, 2003 and July 13, 2002 are unaudited.

        The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet at November 2, 2002, presented herein, has been derived from the audited balance sheet included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

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

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 and 36 week periods ended July 12, 2003 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

        During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note 3). As a result, the Company has classified its medical operations as discontinued in these condensed consolidated financial statements and notes thereto.

        The Company has reclassified certain amounts in the July 13, 2002 financial statements to conform to the presentation in the periods ended July 12, 2003.

2. Goodwill

        Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists. This step must be measured as of the beginning of the fiscal year in which the statement is adopted. If required from the results of step 1, the second step of the goodwill impairment test measures the amount of the impairment loss, if any. Any impairment loss identified during the transitional evaluation is to be recognized in the first interim period of the year of adoption as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial evaluation required by the adoption of SFAS No. 142 is recorded as a charge to earnings in the period in which the loss is incurred. The Company will perform its annual impairment evaluation in the fourth quarter of each fiscal year.

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

        In completing the second step, the Company compared the implied fair value of Australia's goodwill to its carrying value and determined that an impairment of $670 existed. The impairment was largely the result of a significant decrease in Australia's profitability. The impairment charge has been classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company's net loss for the fiscal quarter ended January 25, 2003. The effect of the change was to increase the net loss for the quarter by $670 and to increase the net loss per share by $0.04 per share.

        The following table presents a pro-forma reconciliation of net loss and net income (loss) per share as if the provisions of SFAS No. 142 had been applied to all periods presented:

	12 Weeks Ended		36 Weeks Ended
	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002
Reported net loss	$(847)	$(534)	$(4,528)	$(3,791)
Goodwill amortization		196		585

Adjusted net loss	$(847)	$(338)	$(4,528)	$(3,206)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.26)	$(0.24)
Goodwill amortization		0.01		0.04

Adjusted loss per share	$(0.05)	$(0.02)	$(0.26)	$(0.20)

        The changes in the carrying amount of goodwill for the 36 weeks ended July 12, 2003 are as follows:

	Domestic Business Services	Other International	Total
Balance at November 2, 2002	$10,788	$1,246	$12,034
Cumulative effect of change in accounting principle		(670)	(670)
Effect of foreign currency translation		222	222

Balance at July 12, 2003	$10,788	$798	$11,586

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

        Prior to fiscal 2003, the Company appealed Western Medical's 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements. As a result of the favorable appeal settlement, the Company recognized $316 of income from discontinued operations in the fiscal quarter ended January 25, 2003.

        As of July 12, 2003, the remaining current liabilities of the discontinued medical operations are for estimated pending legal claims of $200, malpractice/liability claims of $490 and other costs of $9.

	July 12, 2003	November 2, 2002
Current assets (primarily receivables)	$17	130
Current liabilities	(699)	(735)

Net liabilities of discontinued operations	$(682)	$(605)

4. Restructuring Charges

        During fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability. The restructuring plan resulted in a fiscal 2002 pre-tax charge to operations of $1,896. Of this amount, $993 was the result of abandoning front and back office management information systems that were under development with two software vendors. One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company. In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized. An additional $629 resulted from severance and other employment termination costs due to planned personnel reductions. Finally, as of the date the restructuring plan was finalized, the Company decided to close 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $274. At July 12, 2003, only lease obligations of $28 remain unpaid.

5. Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted loss per share:

	12 Weeks Ended		36 Weeks Ended
	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002
Loss from continuing operations before cumulative effect of change in accounting principle	$(847)	$(534)	$(4,174)	$(3,791)

Denominator for basic earnings per share—weighted average shares	15,995	15,947	15,987	15,935
Effect of dilutive securities—Stock options	—	—	—	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	15,995	15,947	15,987	15,935

Basic and diluted loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.05)	$(0.03)	$(0.26)	$(0.24)

Anti-dilutive weighted shares excluded from diluted loss per share	1,075	287	1,083	270

6. Comprehensive Income

        Comprehensive income (loss) consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002
Net loss	$(847)	$(534)	$(4,528)	$(3,791)
Currency translation adjustments	474	557	1,007	837

Comprehensive income (loss)	$(373)	$23	$(3,521)	$(2,954)

7. Stock-Based Compensation

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost is not recognized for options granted at fair market value. The following table presents pro forma net loss and pro forma loss per share as if compensation cost had been determined using the fair value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation".

	12 Weeks Ended		36 Weeks Ended
	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002
Net loss as reported	$(847)	$(534)	$(4,528)	$(3,791)
Stock based compensation determined under the fair value method	(128)	(61)	(382)	(336)

Proforma net loss	$(975)	$(595)	$(4,910)	$(4,127)

Loss per common share:
Basic and diluted—as reported	$(0.05)	$(0.03)	$(0.28)	$(0.24)

Basic and diluted—proforma	$(0.06)	$(0.04)	$(0.31)	$(0.26)

8. Lease Transactions

        On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices' land and buildings. The result of the sale was a net pre-tax gain of approximately $5,500 that the Company deferred and is amortizing as an offset to rent expense over the seven year lease term. A portion of the net proceeds from the sale of $6,866 was used to repay the outstanding principal and interest under a term loan of $4,515. Additionally, the Company used $1,020 of the net proceeds to pay the outstanding principal and interest of a promissory note payable to the Company's President and Chief Executive Officer (see Note 10). The remainder of the net proceeds was used to repay outstanding borrowings under the Company's revolving credit facilities.

        The lease, which is being accounted for as an operating lease, has a term of seven years with an option to renew the lease for an additional five years. In connection with the lease agreement, the Company issued a $700 irrevocable standby letter of credit as a security deposit. The minimum lease payments required by the lease over the remaining lease term are as follows: remainder of fiscal 2003—$237; fiscal 2004—$799; fiscal 2005—$825; fiscal 2006—$852; fiscal 2007—$879; fiscal 2008—$908; fiscal 2009—$938 and fiscal 2010—$103.

        In December 2002, the Company entered into a lease transaction for certain information technology equipment. This lease, which has a term of 37 months, is being accounted for as a capital lease. As a part of this lease transaction, the Company sold equipment that was then leased back. Net proceeds of $413 on the sale were used to pay down additional outstanding borrowings under the

Company's domestic revolving credit facility. The capital asset and related lease obligation included in property and equipment and capital lease obligations are as follows:

July 12, 2003
Capital lease equipment	$1,369
Less accumulated amortization	(232)

Net capital lease equipment	$1,137

Minimum lease payments:
Remainder of Fiscal 2003	$179
Fiscal 2004	493
Fiscal 2005	537
Fiscal 2006	134

Total minimum lease payments	1,343
Plus prepayments	21
Less executory costs	(111)

Net minimum capital lease payments	1,253
Less amount representing interest	(106)

Present value of net minimum lease payments	1,147
Less current portion of capital lease obligation	(422)

Long-term capital lease obligation	$725

        Capital lease amortization expense of $99 and $232 is included in depreciation and amortization for the 12 and 36 weeks ended July 12, 2003, respectively.

9. Credit Agreement

        The Company and its credit facility lenders executed a second amendment to the Company's Multicurrency Credit Agreement dated June 13, 2003 which, among other things, waives the covenant default in effect at the end of the second quarter of fiscal 2003 and resets certain financial covenants going forward. The Company was in compliance with all covenants of the Multicurrency Credit Agreement as of July 12, 2003. The Company's Australian subsidiary was not in compliance with financial covenants relating to tangible net worth and fixed charge coverage in its local credit facility as of July 12, 2003, and has obtained waivers of the non-compliance from its lenders. As of July 12, 2003 the Company had approximately $2,800 outstanding under the Australia credit facility.

10. Related Party Transactions

        The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000 with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on July 12, 2003 was 11.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Interest paid on this note was $178 during the 36 week period ended July 12, 2003.

        In May 2002 the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer in the amount of $1,000 with a maturity date of August 18, 2007 and provisions for accelerated maturity under certain circumstances. The accelerated maturity provisions were met in conjunction with the Company's December 12, 2002 sale-leaseback transaction (see Note 8) and on December 13, 2002 the outstanding principal and interest balance on the note of $1,020 was paid.

11. Operating Segments

        The following table summarizes reporting segment data:

	Domestic Business Svcs.	United Kingdom Operations	Other International	Total Continuing Operations
12 Weeks Ended July 12, 2003
Revenues	$92,940	$8,111	$16,098	$117,149
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(659)	$368	$(98)	$(389)
12 Weeks Ended July 13, 2002
Revenues	$98,757	$6,347	$14,000	$119,104
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$365	$181	$(159)	$387
36 Weeks Ended July 12, 2003
Revenues	$283,806	$21,757	$45,861	$351,424
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,926)	$664	$(624)	$(2,886)
36 Weeks Ended July 13, 2002
Revenues	$277,898	$17,726	$40,148	$335,772
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(4,429)	$124	$(749)	$(5,054)

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

        On May 14, 2003, Synergy filed an appellate brief with the California Court of Appeals seeking to void an $800 modification of the arbitration award in the Company's favor. The Company filed its response brief on June 12, 2003. The appellate court has scheduled a hearing for September 19, 2003. Management does not believe that the outcome of this hearing will have a material adverse effect on the consolidated financial position, operations or liquidity of the Company.

13. Recent Accounting Pronouncements

        Effective November 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new standard also supersedes the provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. Adoption of the new standard did not have a material impact on the Company's financial statements.

        Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan, which was a requirement under EITF Issue No. 94-3. Adoption of the new standard did not have a material impact on the Company's financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

        In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding credit facilities and related financial covenants, liquidity and financing, sales, goodwill impairment, gross margin, workers' compensation and general liability costs, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources, and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

        The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: possible adverse effects of fluctuations in the general economy, variability of employee-related costs including workers' compensation liabilities, compliance with debt covenants, changes in and risks related to liquidity, reliance on executive management, ability to continue and manage growth, control by a significant shareholder, reliance on management information systems, risk related to international operations, risks associated with customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, a highly competitive market, reliance on field management, employer liability risks and risks related to franchise agent and licensed operations. Due to the foregoing factors, it is possible that in some future period the Company's results of operations may be below the expectations of public market analysts and investors. In addition, the Company's results of operations have historically been subject to quarterly and seasonal fluctuations. These and other risks and uncertainties related to the Company's business are described in detail in Item 1, "Factors Affecting Future Operating Results." in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

Critical Accounting Policies

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers' compensation costs, income taxes and contingencies and litigation. Management's estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

        The Company's critical accounting policies are described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the consolidated financial statements in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended November 2, 2002. Excluding the adoption of SFAS No. 142 noted below, the Company did not make any changes to these policies during the 36 week period ended July 12, 2003.

Goodwill

        Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists. This step must be measured as of the beginning of the fiscal year in which the statement is adopted. If required from the results of step 1, the second step of the goodwill impairment test measures the amount of the impairment loss, if any. Any impairment loss identified during the transitional evaluation is to be recognized in the first interim period of the year of adoption as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial evaluation required by the adoption of SFAS No. 142 is recorded as a charge to earnings in the period in which the loss is incurred. The Company will perform its annual impairment evaluation in the fourth quarter of each fiscal year.

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

        In completing the second step, the Company compared the implied fair value of Australia's goodwill to its carrying value and determined that an impairment of $0.7 million existed. The impairment was largely the result of a significant decrease in Australia's profitability. The impairment charge has been classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company's net loss for the fiscal quarter ended January 25, 2003. The effect of the change was to increase the net loss for the quarter by $0.7 million and to increase the loss per share by $0.04 per share.

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

        Prior to fiscal 2003, the Company appealed Western Medical's 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements. As a result of the favorable appeal settlement, the Company recorded $0.3 million in income from discontinued operations in the first fiscal quarter of 2003.

        Currently, management believes it has adequate reserves for estimated liabilities related to the medical business, which primarily relate to pending legal or malpractice liability claims. However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended July 12, 2003 compared to Fiscal Quarter Ended July 13, 2002

        Revenues.    Total revenues for the fiscal 2003 quarter were $117.1 million as compared to $119.1 for the fiscal 2002 quarter. Domestic revenues decreased 5.9%, primarily due to a reduction in sales for some higher volume, low-margin government business as well as softness in the domestic economy. Revenues for international operations increased 19.0%, principally due to favorable exchange rates. Excluding the effect of these exchange rate fluctuations, international revenues increased 3.4% as compared to the fiscal 2002 quarter.

        Costs of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services decreased $0.6 million, or 0.6%, in the 2003 fiscal quarter as compared to 2002. Gross margin declined from 18.5% in the third quarter of fiscal 2002 to 17.6% in the third quarter of fiscal 2003. Increases in domestic pay rates surpassed increases in bill rates as the Company continued to encounter intense pricing competition in the light industrial and clerical/administrative sectors of the domestic staffing industry as a result of a soft U.S. economy. Also contributing to the margin decline were higher increases in workers' compensation and state unemployment insurance costs as compared to the fiscal 2002 quarter.

        The Company is striving to improve gross margin by focusing on increasing both its clerical/administrative services and direct hire revenues. The Company experienced increased revenues from its direct hire programs sequentially quarter over quarter during fiscal 2003. These increased revenues helped contribute to higher gross margin in the current quarter as compared to the first and second quarters of this fiscal year. However, with continued competitive pressures on domestic bill rates and a challenging workers' compensation and unemployment environment, the opportunities available to improve gross margin are currently limited, and there can be no assurance that gross margin will not decline in future periods.

        Domestic workers' compensation costs were 5.1% of direct labor in the third quarter of fiscal 2003 as compared to 4.6% in the fiscal 2002 quarter. The Company reviews interim actuarial estimates and monitors accrual rates to ensure that the rates remain appropriate in light of currently projected loss trends; however, there can be no assurance that future loss development trends, as well as increasing costs for workers' compensation insurance, will not require additional increases in these accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents' operations. Franchise agents' share of gross profit increased $0.3 million, or 7.8%, for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, primarily due to increased revenues from these operations. As a percentage of consolidated revenues, franchise agents' share of gross profit was 3.2% for the fiscal 2003 quarter and 2.9% for the fiscal 2002 quarter.

        Selling and Administrative Expenses.    Selling and administrative expenses decreased $0.7 million, or 4.2% for the fiscal quarter ended July 12, 2003 as compared to the fiscal quarter ended July 13, 2002. As a percent of revenues, selling and administrative expenses decreased from 14.1% in the fiscal 2002 quarter to 13.7% in the third quarter of fiscal 2003. The overall decrease, which is partially offset by higher exchange rates for the international operations, reflects the Company's concerted efforts to reduce costs through personnel reductions, office closures or consolidations and controlled spending. The Company is continuing its company-wide policies limiting domestic full-time employee hiring and wage increases in response to the decline in its sales and gross profits, and is closely monitoring the performance of field offices. Additionally, salaries for certain management employees were recently reduced. If warranted, additional under-performing offices may be closed or consolidated in future periods and additional cost saving measures may be implemented. However, there can be no assurance that the cost savings implemented from such actions, if enacted, would be sufficient to offset any potential future declines in sales or gross profits.

        Depreciation and amortization.    Depreciation and amortization decreased $0.2 million or 11.1%, primarily due to the cessation of goodwill amortization as noted in "Goodwill" above.

        Interest.    Interest expense was $0.4 million and $0.5 million for the fiscal 2003 and fiscal 2002 quarters, respectively. Despite lower debt levels during the fiscal 2003 quarter, interest expense resulting from the amortization of debt issue costs was higher in the current year quarter.

        Provision for Income Taxes.    For the third quarter of fiscal 2003, the Company recorded an income tax provision of $0.1 million on a pre-tax loss of $0.7 million. The tax provision primarily reflects certain international and state income taxes. The Company recognized a 100% valuation allowance against its third quarter 2003 income tax benefit resulting from its net loss.

36 Weeks Ended July 12, 2003 compared to 36 Weeks Ended July 13, 2002

        Revenues.    Revenues increased $15.7 million, or 4.7%, for the 36 week period ended July 12, 2003 as compared to the 36 week period ended July 13, 2002. Domestic revenues increased 2.2% as a result of slight increases in billed hours and bill rates. International revenues increased 16.8% due primarily to changes in exchange rates. Absent the exchange rate effect, international revenues increased 2.1%, with moderate increases in Australia and United Kingdom largely offset by revenue declines in the other international operations.

        Costs of Services.    Costs of services increased $17.5 million, or 6.4%, in the 2003 fiscal period as compared to 2002. Gross margin decreased from 18.7% in the fiscal 2002 period to 17.3% in 2003. The margin decrease is primarily due to increased workers compensation and state unemployment insurance costs, as well as to a growth in pay rates that outpaced the increase in bill rates.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit increased $0.8 million, or 7.8%, for the 36 week period in fiscal 2003 as compared to the comparable fiscal 2002 period. As a percentage of revenues, franchise agents' share of gross profit was 3.0% for the fiscal 2003 period and 2.9% for the prior year period.

        Selling and Administrative Expenses.    Selling and administrative expenses decreased $2.2 million, or 4.3% in the 2003 fiscal period compared to fiscal 2002. The decrease reflects cost savings from office closures, personnel reductions and other comprehensive cost containment measures, partially offset by higher foreign currency exchange rates. Included in the fiscal 2002 period is a reduction in accrued liabilities of $0.7 million as a result of the favorable outcome of a final arbitration award (see Part II— Item 1. Legal Proceedings).

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

        Depreciation and amortization.    Depreciation and amortization decreased $0.7 million or 14.6%, for the same reason as noted above in the discussion for the third quarter.

        Interest.    Interest expense was $1.2 million and $1.7 million for the fiscal 2003 and fiscal 2002 periods, respectively. The Company significantly reduced its debt during the first half of fiscal 2003.

        Provision (Benefit) for Income Taxes.    For the 36 week period of fiscal 2003 the Company recorded an income tax provision of $0.2 million on a pre-tax loss of $3.9 million, primarily reflecting certain state and international income taxes. The tax benefit of $2.6 million for the fiscal 2002 period resulted from net loss carrybacks which the Company recognized as a result of changes in tax legislation which increased the net operating loss carryback term from two to five years. At July 12, 2003 the Company had $16.1 million of gross deferred tax assets, all of which have been reserved.

Liquidity and Capital Resources

        Historically, the Company has financed its operations through cash generated by operating activities and through various forms of debt and equity financing. The Company's principal use of cash is for financing accounts receivable, particularly during periods of economic growth and during periods where sales are seasonally high. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result of seasonal fluctuations, accounts receivable balances are historically higher in the fourth fiscal quarter and are generally at their lowest during the first fiscal quarter. Accordingly, short-term borrowings used to finance accounts receivable generally follow a similar seasonal pattern.

        Net cash provided by operating activities was $5.5 million for the 36 weeks ended July 12, 2003, and $5.9 million for the 36 weeks ended July 13, 2002. Increases in collections of accounts receivable and income tax refunds for the 2003 period were partially offset by prepayments for workers' compensation insurance and a larger net loss.

        Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $2.2 million for the 36 weeks ended July 12, 2003 as compared to $1.7 million for the same period in fiscal 2002. The Company currently anticipates that total fiscal 2003 cash outflows for management information systems and other capital expenditures will be approximately $3.5 million for the fiscal year.

        On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back the land and buildings housing its administrative offices. The result of the sale was a net pre-tax gain of approximately $5.5 million that the Company deferred and is amortizing as an offset to rent expense over the seven year lease term. A portion of the net proceeds from the sale of $6.9 million was used to repay the outstanding principal and interest under a term loan of $4.5 million. Additionally, the Company paid the outstanding principal and accrued interest of $1.0 million on a promissory note payable to the Company's President and Chief Executive Officer. The remainder of the net cash proceeds was used to repay outstanding borrowings under the Company's domestic revolving credit facilities.

        The minimum lease payments required by the lease over the remaining lease term are: remainder of fiscal 2003— $0.2 million; fiscal 2004— $0.8 million; fiscal 2005— $0.8 million; fiscal 2006— $0.9 million; fiscal 2007— $0.9 million; fiscal 2008— $0.9 million; fiscal 2009— $0.9 million and fiscal 2010— $0.1 million. In connection with the lease agreement, the Company issued a $0.7 million irrevocable standby letter of credit as a security deposit.

        In December 2002, the Company entered into a lease transaction for certain information technology equipment. This lease, which has a term of 37 months, is being accounted for as a capital lease. As a part of this lease transaction, the Company sold equipment that was then leased back. Net proceeds of $0.4 million on the sale were used to pay down additional outstanding borrowings under the Company's domestic revolving credit facility. Future minimum lease payment obligations for this capital lease are: $0.2 million in the remainder of fiscal 2003; $0.5 million in fiscal 2004; $0.5 million in fiscal 2005 and $0.1 million in fiscal 2006.

        On November 1, 2002, the Company executed a new agreement with its workers' compensation/general liability insurance carrier for the fiscal 2003 policy year. Under the terms of the agreement, the Company is paying its carrier $16.0 million during fiscal 2003 for the current estimated ultimate cost of the fiscal 2003 policy year's claims and related expenses. As of July 12, 2003, the Company has made total payments of $12.5 million.

        During the 36 week period of fiscal 2003, the Company reduced borrowings by $11.3 million, which include payments in full on the Company's outstanding term loan and on a note payable to the Company's President and Chief Executive Officer. At July 12, 2003, the Company's remaining debt consists of a $2.0 million note payable to the Company's principal stockholder and Chairman of the Board of Directors and $14.3 million outstanding under the Company's revolving credit facilities.

        On June 13, 2003 the Company and its credit facility lenders executed a second amendment to the Company's Multicurrency Credit Agreement. The amendment waived a covenant default in effect at the end of the Company's second quarter of fiscal 2003 and reset certain financial covenants going forward. The Company was in compliance with all covenants of the Multicurrency Credit Agreement as of July 12, 2003.

        The Company's Australian subsidiary, which maintains a separate credit facility, was not in compliance with financial covenants relating to tangible net worth and fixed charge coverage in its credit facility as of July 12, 2003, and has obtained waivers of the non-compliance from it lenders. As of July 12, 2003 the Company had approximately $2.8 million outstanding under the Australia credit facility.

        At July 12, 2003 the Company had borrowing availability of approximately $9.3 million under the combined credit facilities.

        The Company has in the past failed to maintain certain financial covenants with respect to its Multicurrency Credit Facility as well as its separate Australian credit facility. There can be no assurance that the Company will not violate financial covenants in the future or that, if such a violation occurs, the Company will be successful in negotiating a waiver from its lender to avoid a default. In the event the Company were to default under its credit facilities, the Company may find it necessary to refinance its debt on terms less favorable than the terms of its existing credit facilities. Accordingly, a default under one or both of its current credit facilities could have a material adverse effect on the Company's liquidity, results of operations and financial condition.

        The Company has $16.0 million of irrevocable standby letters of credit outstanding, primarily in support of its workers' compensation program. The Company also has an outstanding financial guarantee bond in the amount of $11.8 million, which expires on December 1, 2003, that secures a portion of its workers' compensation premium and deductible obligations. Due to the change in funding of the Company's fiscal 2003 policy year premium and claims costs as noted above, the Company does not currently anticipate that this bond will require renewal at its expiration.

        In February 2003 the Company received approximately $4.7 million in federal income tax refunds arising from a net operating loss carryback in a prior year. The cash refunds were used to pay down outstanding borrowings under the Company's revolving credit facility.

        The Company currently estimates that working capital, along with the borrowing capacity under its credit facilities, are expected to be sufficient to support present operations and to fund future growth.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's primary market risk exposure relates to interest rate risk. At July 12, 2003, the Company's outstanding debt under variable-rate interest borrowings was approximately $16.3 million. A change of 2% in the interest rates would cause a change in interest expense of approximately $0.3 million on an annual basis. The Company's exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.

        During the 36 weeks ended July 12, 2003 the Company's international operations comprised 19.2% of its revenues and, as of the end of that period, 21.2% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company's multicurrency credit facilities, which allow the Company's Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigate the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.    Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

        As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002, Synergy Staffing, Inc. (Synergy) filed a complaint against the Company on March 9, 2000, alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc. During the Company's fiscal year 2002, an arbitration panel awarded Synergy $1.4 million for compensatory damages, attorneys' fees and other related costs. During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3.6 million for the estimated cost of the arbitration award, attorney's fees and related expenses. The estimate was based on management's assumptions as to the ultimate outcome of future events surrounding the arbitration. In connection with the final outcome of the arbitration award in fiscal 2002, some of these events were resolved in the Company's favor and $693,000 of the estimated liabilities were no longer required. This reduction was included in the second quarter of fiscal 2002 Condensed Consolidated Statement of Operations.

        On May 14, 2003 Synergy filed an appellate brief with the California Court of Appeals seeking to void an $800,000 modification of the arbitration award in the Company's favor. The Company filed its response brief on June 12, 2003. The Court has scheduled a hearing for September 19, 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders on May 21, 2003, Jack D. Samuelson and Ronald D. Stevens were elected as Class I Directors to serve for three-year terms until their successors are elected and qualified. The voting was as follows:

Votes for:	14,924,369
Votes Withheld:	36,703

        The terms of Dwight S. Pedersen and Walter W. Macauley as Class II directors will continue until the Company's 2004 annual meeting of stockholders, and the terms of W. Robert Stover and Janet M. Brady as Class III directors will continue until the Company's 2005 annual meeting of stockholders.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.3.5.1	First Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom
	10.3.8.3	First Amendment to Employment Agreement By and Among Westaff Support, Inc., Westaff, Inc., and Dwight S. Pedersen
	10.8.20.2	Second Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(b)	Reports on Form 8-K
Current Report on Form 8-K (Items 7 and 9) dated May 28, 2003 filed with the Securities and Exchange Commission on May 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.
August 26, 2003 Date	/s/ DIRK A. SODESTROM Dirk A. Sodestrom Senior Vice President and Chief Financial Officer

QuickLinks

WESTAFF, INC. AND SUBSIDIARIES INDEX
  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES