Form 10-K
period 2003-11-01
WESTAFF INC
filed 2004-02-13
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 1, 2003

Commission File Number 000-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1266151 (I.R.S. Employer Identification No.)
298 NORTH WIGET LANE, WALNUT CREEK, CA 94598-2453 (Address of principal executive offices, including zip code)
(925) 930-5300 (Registrant's telephone number, including area code)
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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,084,694 as of January 23, 2004, based on the closing price of the Registrant's Common Stock on the Nasdaq National Market reported for that trading day. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of January 23, 2004, the Registrant had outstanding 16,033,229 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or portions thereof) are incorporated herein by reference:

        Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference to this Form 10-K Report.

INDEX

WESTAFF, INC.

PART I

Cautionary Note

        This Annual Report contains forward-looking statements that involve risks and uncertainties regarding Westaff, Inc. (the "Company"). As discussed in greater detail under "Cautionary Statement" in Item 7, such statements are identified by terms expressing the Company's future expectations or projections. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under the heading "Factors Affecting Future Operating Results" beginning on page 10 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This Form 10-K for the fiscal year ended November 1, 2003, contains service marks of the Company.

ITEM 1. BUSINESS.

General

        The Company provides temporary staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of certain major urban centers ("primary markets") in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including replacement, supplemental and on-site programs to businesses and government agencies. The Company's primary focus is on recruiting and placing temporary light industrial and clerical/administrative personnel. The Company has over 50 years of experience in the staffing industry and, as of November 1, 2003, operated through 270 offices in 45 states and five foreign countries. As of November 1, 2003, 73% of these offices were owned by the Company and 27% were operated by franchise agents and a licensee.

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

  •
  On-location programs provide for an independent branch office located at the customer's facility. They are typically intended for large non-seasonal accounts with more than $500,000 in annual revenue. The branch office is typically staffed by at least one manager level employee.

        Both on-site and on-location relationships provide customers with dedicated account management which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have comparatively lower operating expenses and relatively longer customer relationships.

        In addition to these services, during fiscal 2002, the Company introduced two enhancements to its professional services programs. These service enhancements focus on increasing the pool of qualified candidates using advanced selection procedures for potential candidates (Talent Trak®) as well as technology-based management services that allow clients to maximize workforce productivity (Time Traksm.) The Company believes that these programs enhance its competitive edge and position it to more effectively pursue high growth market niches such as financial services, customer interaction centers and high end administrative placement.

        To ensure high quality placements for customers and employees, Westaff introduced Talent Trak® to strengthen the quality of its selection process. This comprehensive selection process includes flexible recruiting methods, interviewing and reference checking. Westaff conducts advanced skills and behavioral assessments using Talent Trak®, and also provides the option for both background and drug testing that can be customized to meet a customer's specific needs.

        Time Traksm was introduced to provide customers with a web-based management system to assist in maximizing workforce productivity. Time Traksm is a flexible system allowing customers access to information to track a variety of performance measurements such as workforce hours, labor costs, attendance and staff performance. Time Traksm also includes features to automate timecard and payroll processing.

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

        The Company augments this concentration on secondary markets by also focusing on national contracts with customers having a large presence in these marketplaces. Such accounts include large clients in multiple locations supported by a dedicated corporate-level business relationship manager. The Company currently has existing national accounts across many different business sectors such as manufacturing, government, financial services, technology and communications. During fiscal 2001, the Company established a professional sales team that services and leverages existing relationships to retain and grow these accounts. In addition, the Company continues to develop aggressive marketing programs to target and acquire additional clients that fit the Westaff branch system footprint. The Company believes that its geographic alignment allows it to effectively compete for some of these national contracts.

        The Company markets its temporary staffing and related services to local and regional customers through a network of Company-owned and franchise agent offices, as well as through its on-site and on-location service locations and through one licensed office. The Company coordinates significant amounts of its domestic sales and marketing efforts through its corporate headquarters in cooperation with branch and regional offices. New customers are obtained through consultative sales presentations, telemarketing, e-mail marketing, referrals from other customers and advertising in a variety of regional and local media.

Recruiting

        The Company believes that a key component of its success is the ability to recruit and maintain a pool of qualified light industrial and clerical/administrative staffing personnel and regularly place them into desirable positions. The Company uses comprehensive methods to assess, select and, when appropriate, train its temporary employees in order to maintain a pool of qualified personnel to satisfy ongoing customer demand. The Company believes one of its key competitive advantages in attracting and retaining temporary light industrial and clerical/administrative staffing personnel is its payroll system, which provides it with the ability to print payroll checks at virtually all of its branch offices within 24 hours after receipt of a timecard. Most Company-owned offices offer temporary employees a benefit package, including a service bonus and holiday pay. Franchise agent offices have the option to offer this benefit. All temporary employees have the option to participate in the Company's 401(k) plan and discounted employee stock purchase plan.

Operations

        The Company operates each Company-owned office as a separate profit center and provides certain managers considerable operational autonomy and financial incentives. The Company also operates franchise agent offices in appropriate markets. Managers focus on business opportunities within markets and are provided centralized support to achieve success in those markets. The Company believes that this structure allows it to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

        As of November 1, 2003, the Company operated through a network of 270 offices in 45 states and five foreign countries. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company's operations are decentralized, with branch/market, district/regional and zone managers and franchise agents and licensees enjoying considerable autonomy in hiring, determining business mix and advertising.

        The following table sets forth information as to the number of offices in operation as of the dates indicated.

	Oct. 30, 1999	Oct. 28, 2000	Nov. 3, 2001	Nov. 2, 2002	Nov. 1, 2003
Number of Offices by Ownership(1):
Company-owned	264	257	254	217	197
Franchise agent	75	81	85	77	72
Licensed	24	16	10	5	1

Total	363	354	349	299	270

Number of Offices by Location(1):
Domestic	308	299	291	246	221
International	55	55	58	53	49

Total	363	354	349	299	270

(1)
Excludes Company-owned recruiting offices.

        Company-Owned Offices.    Employees of each Company-owned office typically report to a branch or market manager who is responsible for day-to-day operations and the profitability of a market that consists of one to several offices. Branch or market managers typically report to district or regional managers. District managers, regional managers and zone sales managers typically report to zone managers. As of December 31, 2003, there were three zone managers, three zone sales managers, six regional managers and eight district managers. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as market, district, regional, zone sales and zone managers. These plans are designed to motivate employees to maximize the growth and profitability of their offices. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in a creative and committed team.

        Franchise Agent Offices.    The Company's franchise agents have the exclusive right by contract to sell certain of the Company's services and to use the Company's service marks, business names and systems in a specified geographic territory. The Company's franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of November 1, 2003, the Company's 36 franchise agents operated 72 franchise agent offices. Sales generated by franchise agent operations and related costs are included in the Company's consolidated revenues and costs of services, respectively, and during fiscal 2001, 2002 and 2003 franchise agent sales represented 22.3%, 24.1% and 26.4% respectively, of the Company's revenues.

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

        Licensed Offices.    During fiscal 2003, one of the Company's two remaining licensees converted to the Company's franchise agent program. As of November 1, 2003, the one remaining licensee operated one licensed office. The Company is no longer offering the license program. The licensee is the employer of the temporary employees and the owner of the customer accounts receivable. The Company finances the licensees' temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees' accounts receivable, tangible and intangible assets, and the license agreement. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of Bank of America, N.A. plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits. Licensees are required to operate within the framework of the Company's policies and standards, but must obtain their own workers' compensation, liability, fidelity bonding and state unemployment insurance coverage, which determines their payroll costs.

        The Company's franchise and license agreements have an initial term of five years and are renewable for multiple five-year terms. The agreements generally contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent and license agreements. In the past five fiscal years, the Company has commenced one action to enforce the non-competition covenants, which was resolved in the Company's favor.

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

        For financial information about our operating segments for fiscal years 2003, 2002 and 2001, see Note 15 to our consolidated financial statements included in this Annual Report.

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

Customers

        As is common in the temporary staffing industry, the Company's engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2003, no single customer accounted for more than 10.0% of the Company's revenues. The Company's 10 highest volume customers in fiscal 2003 accounted for an aggregate of approximately 15.6% of the Company's revenues.

Competition

        The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc. (U.S. commercial staffing and international segments), Manpower Inc., RemedyTemp, Inc. (clerical and light industrial services) and Express Personnel Services, Inc. Many of the Company's principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

        The Company believes that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing qualified temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. Due to competitive pressures it has been difficult for the Company to raise prices even though its costs have increased. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules. The Company believes that within its primary light industrial and clerical/administrative markets, timeliness of pay is also a key competitive factor.

Management Information Systems

        The Company's management information systems provide support to both branch office locations and the corporate back-office. Branch office functionality includes a newly released, proprietary branch office application designed to assist in candidate search, recruiting, customer order management, customer service, sales management and payroll entry and submission. The application also provides for the sharing of information between branch offices and corporate headquarters. Utilizing this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically captured on centralized servers where payroll, billing and financial information is processed overnight. These systems allow the Company to print checks at its branch offices within 24 hours after receipt of the timecard. Invoices are also processed daily and distributed from the Company's centralized corporate office. These systems also support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability. The Company has implemented the upgraded front-office application in approximately 58% of its domestic locations and plans to complete upgrading of the remainder of its domestic locations by the end of 2004.

Risk Management Programs

        The Company is responsible for all employee-related expenses for the temporary staff employees of its Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.

        The Company provides workers' compensation insurance covering its regular and temporary employees through a long-term relationship with Travelers Indemnity Company ("Travelers"). The Company is self-insured in the states of Ohio and Washington. For fiscal years 2001, 2002 and 2003, the Company retained a $500,000 deductible per occurrence for these policies. This retention will increase to $750,000 per claim for fiscal 2004. The Company also purchases workers' compensation insurance coverage based upon actual payroll classifications in the monopolistic states of Wyoming, North Dakota and West Virginia.

        The Company is contractually required to collateralize its recorded obligations under the workers' compensation insurance contracts with Travelers through irrevocable letters of credit and surety bonds. As of November 1, 2003, the aggregate collateral requirements have been satisfied through $15.3 million of letters of credit and a $9.8 million surety bond.

        The Company's nationwide risk management program is managed by its Risk Management Department consisting of risk management and workers' compensation professionals and administrators who monitor the disposition of all claims and oversee, through an on-line system, all workers' compensation claim activity. The department utilizes a variety of creative and aggressive workers' compensation loss prevention and loss control strategies. The risk management program includes claim strategy reviews with the carrier and third party administrator, post-accident drug testing, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees

        As of November 1, 2003, the Company had approximately 25,000 temporary employees on assignment and employed 846 regular staff. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

Service Marks

        The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including its primary Westaff® service marks. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use. The Company has filed applications to register the service marks Learning Traksm, Time Traksm and Ms. Carmen Courtesysm, all of which the Company believes are important to its current business strategy.

        The Company also owns other service marks, including Westaff® (wave design), Talent Trak®, Accountants USA®, AUSA®, College Greens®, The Essential Support Services Leader®, E Team®, Job Squad®, On Location & Essential®, and Staff for Business Jobs for People® and has service marks related to its former name "Western," including Western Staff Services®, Western Temporary Services®, Western Accounting Services®, Western Legal Services®, Western Marketing Services® and Western Permanent Services Agency®.

        The Company is no longer pursuing the marks, It's About Respect and Westaff People Matter and is not maintaining Western Temporary Services®, Western Staff Services Office and Light Industrial Division®, or 1-800-BE A TEMP®.

Medical Services

        During fiscal 1999, the Company discontinued its medical business (Western Medical) principally through a sale to Intrepid U.S.A. Inc. (Intrepid). Under the terms of the sale, the Company retained the majority of accounts receivable, including the trade and Medicare accounts receivable balances.

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

        Prior to fiscal 2002, the Company appealed Western Medical's 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements. As a result of the favorable appeal settlement, the Company recorded $0.3 million in income from discontinued operations in the first fiscal quarter of 2003.

        As of November 1, 2003, the remaining net current liabilities of the discontinued operations of $0.6 million are primarily for pending legal and malpractice/liability claims. The Company believes it has adequately reserved for the reasonable outcome of future events; however, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Availability of Reports

        Westaff makes its financial reports on Form 10-K, 10-Q or 8-K available free of charge on its web site at www.westaff.com as soon as practicable after filing. Furthermore, Westaff will provide electronic or paper copies of filings free of charge upon written request to the Company's Chief Financial Officer or Investor Relations representative.

Factors Affecting Future Operating Results

        This Form 10-K contains forward-looking statements concerning the Company's future programs, products, expenses, revenues, liquidity and cash needs as well as the Company's plans and strategies. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Westaff is out of compliance with certain financial covenants at November 1, 2003. The Company has significant working capital requirements and is near capacity of its current borrowing agreements which results in significant pressure on the liquidity of the Company and may threaten its ability to continue as a going concern unless it is able to raise additional capital.

        On January 27, 2004 the Company was notified by its lending agent that at November 1, 2003, it was in violation of its minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant under its Multicurrency Credit Agreement. Furthermore, the lending agent informed the Company that it would be required to amend its credit agreement to waive the covenant violation as well as to address certain other aspects of the credit facility, including increasing the cost of funds and reducing the amount of borrowings available to the Company. As a result of the untimely notification to the

Company of the covenant violation, which was inconsistent with previous representations made to the Company regarding the covenants, the Company filed for an extension for filing its Annual Report on Form 10-K to provide additional time to negotiate an acceptable amendment.

        Since January 27, 2004 the Company has been working with its lenders to amend the credit agreement, but no agreement has been reached on the final terms of the amendment. As of February 12, 2004, the proposed terms of the amendment would waive the covenant violation, reset EBITDA and fixed charge coverage covenants and establish a separate EBITDA covenant for the US operations on a stand-alone basis. The proposed terms of the amendment would also increase the cost of funds and place immediate and stringent reductions in the Company's borrowing capacity, with further reductions scheduled for April through July of 2004. The Company requires significant amounts of working capital to operate its business and to pay expenses relating to employment of temporary employees. Based on the proposed terms of the amendment and management's current operating and cash flow forecasts, management estimates that it would be reasonably likely that the Company may not be able to meet its working capital requirements in three to six months without additional sources of capital. The Company estimates that the additional capital that would be required to meet its working capital needs through the end of fiscal 2004 would be in the range of $3.0 million to $5.0 million. Additional capital may be required in fiscal 2005.

        The Company is aggressively seeking alternative financing to improve liquidity and is working with a financial advisor to explore this and other strategic alternatives to increase its available capital. The Company is currently involved in several discussions regarding such alternatives. However, there can be no assurance that the Company will be able to increase its available capital or obtain adequate alternative financing, and if alternative financing were obtained, that the cost of such financing would not have a material adverse effect on its results of operations and financial condition. Furthermore, there can be no assurance that the Company will be successful in completing an amendment on the terms as currently proposed by its lenders.

        While the Company currently believes that it will be successful in completing an amendment to its credit agreement based generally on the terms referred to above, should the Company not be successful in negotiating an amendment it would remain out of compliance with the agreement and its lenders could demand payment of all outstanding obligations. The Company would be forced to immediately seek refinancing to meet payment of these obligations and such financing may not be attainable, or the increased cost of obtaining such refinancing may have a material adverse effect on the Company's business.

        Due to the Company's inability to obtain the necessary amendment as of the date of the filing of this Form 10-K, and the financing issues discussed above, its ability to continue as a going concern may be impaired. The consolidated financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

        During fiscal 2003, the Company experienced significant seasonal and other fluctuations in its borrowings and borrowing availability, particularly in the US, and was required to aggressively manage its cash to ensure adequate funds to meet working capital requirements. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and working to generate cash from a variety of other sources. Some of these sources of additional cash include loans from the Company's Chairman and Founder, sales and sale/leasebacks of property and equipment, and agreements reached with the Company's insurance carrier to reduce certain collateral requirements. The Company believes that opportunities to generate additional cash from the other sources referred to above will be limited during fiscal 2004. Accordingly, in addition to the efforts noted above to raise additional capital, the Company intends to continue to work to reduce operating costs where possible during fiscal 2004. In particular, the Company is focusing on the very high costs associated with operating as a public company and is evaluating opportunities to reduce these costs.

        As of January 24, 2004, the Company's total borrowing availability was $5.8 million, with $3.0 million, $1.2 million and $1.6 million available in the US, UK and Australia, respectively. Under the terms of the proposed amendment, the Company estimates borrowing availability in the US would immediately be reduced by $2.6 million and borrowing availability in the UK would be increased by $2.0 million. The Company anticipates that the UK will utilize this increase in their borrowing capacity to declare and pay a dividend of approximately $1.5 million to the US in the second quarter of fiscal 2004.

        The amount the Company is entitled to borrow under its current and proposed amended US revolving credit facility is calculated each day and is dependent on the trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. If the Company is unable to achieve its operating forecasts for the year, or if there are unanticipated reductions in cash inflows or increases in cash outlays, the Company may be subject to cash shortfalls. If such a shortfall were to occur, for even a brief period of time, it may have a significant adverse effect on the Company's business. Furthermore, the Company's receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and the Company would be less able to react to changes in the market or industry conditions.

        Any failure to comply with the covenants under the Company's credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. If the Company were forced to refinance borrowings under the current facility, there can be no assurance that such financing would be available or that such financing would not have a material adverse effect on the Company's business and financial condition. Even if such refinancing were available, the terms could be less favorable and the Company's results of operations and financial condition could be adversely affected by increased costs and rates.

        See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Company's financing issues.

Price competition in the staffing industry continues to be intense and pricing pressures from both competitors and customers may result in reduced sales and margins to the Company.

        The temporary staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. The Company expects the level of competition to remain high in the future, and increasing competitive pricing pressures will continue to make it difficult for the Company to raise its prices even though its costs have increased, and may have an adverse effect on the Company's market share and operating margins. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but may enjoy an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors have greater marketing, financial and other resources than the Company, that among other things could enable them to attempt to maintain or increase their market share by reducing prices. Furthermore, there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for Westaff to obtain or retain business.

Any significant recurrent economic downturn could result in the Company's customers using fewer temporary employees, which could materially adversely affect the Company.

        Demand for the Company's staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Frequently, customers use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many customers reduce their utilization of temporary employees before releasing regular full-time employees. Typically, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. The recent domestic economic recession and continuing economic uncertainty has had a material adverse effect on the Company's business, results of operations, cash flows and financial condition. A recurrent recession or a significant lag in economic recovery would likely have a further material adverse effect on the Company's business, results of operations, cash flows or financial position.

The cost of unemployment insurance premiums and workers' compensation costs for Westaff's temporary employees may continue to rise and reduce Westaff's margins and create liquidity problems.

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

        The Company is contractually required to collateralize its recorded obligations under these workers' compensation insurance contracts through irrevocable letters of credit, surety bonds or cash. As of November 1, 2003, the Company's aggregate collateral requirements have been satisfied through $15.3 million of letters of credit and $9.8 million of surety bonds. For the fiscal 2003 workers' compensation policy year, Westaff changed its funding program such that Westaff funded the 2003 policy year through monthly cash installments totaling $16.0 million. A similar program is in place for fiscal 2004 whereby Westaff will make monthly cash installments totaling $17.9 million. Accordingly, during fiscal 2003 and 2004, Westaff will not only fund the full 2003 and 2004 policy years, but will also make ongoing cash payments associated with claims paid for all prior policy years. This has and will continue to increase the Company's cash flow requirements. The 2004 policy agreement allows for a reduction in the surety bond collateral of $4.0 million as of the end of January 2004, and a reduction to the letters of credit of $1.0 million as of February 29, 2004. However, as the bond is not collateralized with any assets of the Company, the bond reduction will not impact the Company's borrowing availability.

        As noted above, the Company currently faces significant pressure on its liquidity. In the event that cash flow and borrowing capacity under the existing credit facilities, and any potential amendments to such facilities, are insufficient to meet these cash and collateral obligations, the Company will be required to seek additional sources of funding to satisfy its liquidity needs which could have a material adverse effect on the Company's business. As noted above, the Company is aggressively seeking additional financing to increase its available capital. There can be no assurance that the Company will be successful in raising such funds.

Westaff's information technology systems are critical to its daily operations.

        The Company's domestic information management systems, located at a co-location facility and corporate headquarters, are critical to daily operations of the Company's business. While backup and recovery systems are in place, should any of these key systems fail, it could severely impact the Company's business and operations, specifically its ability to timely and accurately pay employees and bill customers.

        The Company's domestic back office payroll and billing systems are at the end of their life cycle and are no longer supported by the companies who originally supplied them. Westaff currently utilizes internal support to maintain and update these systems. This includes the process of applying updates to remain in compliance with tax mandates and other additional regulatory requirements. This potentially creates exposure should an update not occur in a timely fashion, which could have a material adverse effect on the Company's business. Furthermore, the Company will likely be required to migrate to newer technology platforms in fiscal 2005 which will require investments in new hardware and software which may further strain the Company's capital resources.

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

        Westaff is in the business of employing people and placing them in the workplace of other businesses. Attendant risks of these activities include:

  •
  possible claims by customers of employee misconduct or negligence,

  •
  claims by employees of discrimination or harassment (including claims relating to actions of Westaff's customers),

  •
  fines and costs related to the inadvertent employment of illegal aliens,

  •
  payment of workers' compensation claims and other similar claims,

  •
  violations of wage and hour requirements,

  •
  errors and omissions of temporary employees, and

  •
  claims by customers relating to employees' misuse of customer propriety information, misappropriation of funds, other criminal activity or torts or similar claims.

        In addition, some or all of these claims may give rise to litigation, which could be time-consuming to the Company's management team as well as costly and therefore could have a negative effect on its business. In some instances, Westaff has agreed to indemnify its customers against some or all of these types of liabilities. Westaff has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. However, there can be no assurance that Westaff's insurance will be sufficient in amount or scope to cover these types of risks in the future. Furthermore, there can be no assurance that Westaff will not experience these problems in the future or that Westaff will not incur fines or other losses or negative publicity with respect to these problems that could have a material adverse effect on Westaff's business.

Westaff's Founder and Chairman controls more than 50% of the Company's outstanding stock thus allowing him to exert significant influence on the Company's management and affairs.

        The Company's Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, more than 50% of the Company's outstanding stock. As the principal stockholder of the Company, Mr. Stover has the ability to control substantially all matters submitted to the stockholders for approval and to exert significant influence on the Company's management and affairs. For example, Mr. Stover has the ability to control the election of the Board of Directors and the appointment of executive management. He also has the ability to control any merger, consolidation, sale of substantially all of the assets or other strategic decisions affecting the Company or the market value of the stock. This concentration of voting power may delay or prevent an acquisition of the Company or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of the outstanding stock.

The market for Westaff's stock may be limited and the stock price may continue to be extremely volatile.

        The average daily trading volume for Westaff's common stock on the Nasdaq National Market was approximately 2,600 shares from January 1, 2003 through December 31, 2003, and there have been numerous days with virtually no trading in the stock. Accordingly, the market price of Westaff's common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. The Company believes that the common stock price has also been negatively affected by the fact that the Company's stock is thinly traded and the absence of analyst coverage. The lack of analyst reports about the Company's stock may make it difficult for potential investors to make decisions about whether to purchase the Company's stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell the Company's common stock, which may result in losses for investors.

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

Westaff derives a significant portion of its revenues from affiliate (franchise agent and licensed) operations.

        Affiliate operations comprise a significant portion of the Company's revenues. For fiscal 2003, 26.4% of the Company's total revenues were derived from affiliate operations. In addition, the Company's ten largest franchise agents for fiscal 2003 (based on sales volume) accounted for 14.9% of the Company's revenues. The loss of one or more of the Company's franchise agents and any associated loss of customers and sales, could have a material adverse effect on the Company's results of operations.

Westaff is subject to business risks associated with international operations.

        The Company presently has operations in the United Kingdom, Australia, New Zealand, Norway and Denmark, which comprised 19.5% of the Company's revenues during fiscal 2003. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties, compliance issues associated with accounting and reporting requirements and changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company's sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company's profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, results of operations, cash flows or financial condition.

Westaff is a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on the Company's business, financial condition and results of operations.

        Westaff is regularly involved in a variety of litigation arising out of its business. The Company does not have insurance for some of these claims and there can be no assurance that the insurance coverage it has will cover all claims that may be asserted against the Company. Should the ultimate judgments or settlements not be covered by insurance or exceed its insurance coverage, they could have a material adverse effect on the Company's results of operations, financial position and cash flows. There can also be no assurance that the Company will be able to obtain appropriate and sufficient types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

The cost of mandated health insurance cost may not be able to be passed onto customers.

        On October 5, 2003, the State of California passed the California Health Insurance Act of 2003 "SB2" that requires California employers with more than 200 employees to either provide health coverage for their employees and their dependents, or to pay into a state fund for the provision of health coverage by January 1, 2006. The law requires employers to cover a minimum of 80% of the cost of insurance. The Company's temporary payroll for its California employees currently represents approximately 12% of total domestic payroll. These employees are typically not covered under employer paid health policies. The Company currently pays approximately 52% to 79% of the cost of regular employee insurance depending on the type of coverage. As a result of the changing business and governmental environment in California, some believe that this law may be repealed prior to the required implementation date. In the event that this law is not repealed, these costs may be substantial and, with regard to temporary employees, there can be no assurance made that the Company will be able to pass them on to customers and maintain its current margins. In addition, there can be no assurance made that other states will not enact similar health insurance legislation that could have a material impact on the Company. However, since the adoption of Employee Retirement Income Security Act (ERISA) several states have attempted to pass mandatory health-coverage bills that failed legal challenges under ERISA. Currently, Hawaii, which adopted mandatory health coverage before the passage of ERISA and received a "grandfather clause" exempting the state from the regulation, is the only other state with mandated employer provided health care.

ITEM 2. PROPERTIES.

        The Company previously owned one building located in Walnut Creek, California, consisting of approximately 16,000 square feet, where the executive offices were once located. On February 12, 2004 the Company completed the sale of this building for estimated cash proceeds of $1.9 million.

        The Company moved its executive offices at the end of January 2003, to its present location at 298 North Wiget Lane, Walnut Creek, California. This building is one of the three adjacent buildings located in Walnut Creek, California, which house its administrative offices. These buildings were sold by the Company in December 2002. The Company has leased back all three of these buildings, consisting of approximately 50,000 square feet, for a term of seven years commencing on December 12, 2002, with an additional five-year option to renew.

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

        On March 9, 2000, Synergy Staffing, Inc. ("claimant") filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District. The defendants named in the case were Westaff, Inc. and several corporate officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The Company's petition for an order compelling arbitration was granted and the Superior Court lawsuit was stayed. The arbitration proceeded under the auspices of the American Arbitration Association. The Company's earlier motion for partial summary judgment was granted at the outset of the arbitration hearing, resulting in the dismissal of all the individual defendants except Paul Norberg. The majority of the arbitrators on the panel rendered an interim award on January 9, 2002, in favor of the claimant and against the Company and Mr. Norberg in the principal amount of $2,224,327 plus interest. The Company moved to modify the principal amount of the award. The panel granted the Company's motion and issued an Order Modifying Interim Award on February 11, 2002, crediting the respondents for $800,000 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424,327. The Company paid the principal plus interest as well as the claimant's attorney fees and reimbursement of litigation costs. The claimant thereafter asked the Los Angeles County Superior Court to correct and confirm the interim award. On September 25, 2002, the Court denied the plaintiff's motion. The claimant then filed an appeal of the denial with the Court of Appeal, Second Appellate District. The Company filed its response brief on June 12, 2003. On October 21, 2003, the Court of Appeal reversed the Superior Court's denial of the claimant's motion. On November 5, 2003, Westaff filed a petition for rehearing with the Court of Appeal. Westaff's petition was denied on November 7, 2003. Accordingly, Westaff resolved the matter for $930,000 paid to the claimant on December 23, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.

        The executive officers of the Company and their respective ages as of January 29, 2004 are set forth below.

Name	Age	Position(s) Held
Dwight S. Pedersen	58	President and Chief Executive Officer
Dirk A. Sodestrom	46	Senior Vice President and Chief Financial Officer
Christa C. Leonard	46	Vice President and Treasurer
Richard G. Gross	48	Senior Vice President, Director of Strategic Business Solutions
Joseph R. Coute	56	Vice President and Director of Human Resources
David P. Wilson	41	Vice President, Information Services

*
Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

        Dwight S. Pedersen.    Mr. Pedersen was appointed as President and Chief Executive Officer of the Company effective January 14, 2002. He has been a director of the Company since May 1, 2001. He served on the Audit Committee of the Board of Directors from and after that date until he resigned from that committee upon becoming an employee of the Company. Prior to joining the Company, he was the Executive Vice President of Pinkertons, Inc., where he was employed since January 1, 2000, following the acquisition of American Protective Services, Inc. He was employed by American Protective Services, Inc. for twenty-six years, having started as its first Controller in 1974. After a series of promotions, including service as Vice President-Finance, Senior Vice President and Executive Vice President of that company, he was named President and a director in 1988 and he became its Chief Executive Officer in 1992. His previous work history includes approximately four years with Wolf & Co., an accounting firm. He is a certified public accountant on inactive status.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Market Information.    The Company's Common Stock has been included for quotation in the Nasdaq National Market ("Nasdaq") under the symbol "WSTF" since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on Nasdaq.

	High	Low
Fiscal 2002:
First Quarter ended January 26, 2002	2.50	1.75
Second Quarter ended April 20, 2002	2.60	1.90
Third Quarter ended July 13, 2002	3.20	2.26
Fourth Quarter ended November 2, 2002	3.60	1.90
Fiscal 2003:
First Quarter ended January 25, 2003	2.50	1.95
Second Quarter ended April 19, 2003	2.35	1.80
Third Quarter ended July 12, 2003	2.90	2.00
Fourth Quarter ended November 1, 2003	2.43	1.60
Fiscal 2004:
First Quarter ended January 24, 2004	2.54	1.90

        On December 31, 2003, the last reported sales price on Nasdaq for the Common Stock was $2.34 per share. As of December 31, 2003, there were approximately 80 shareholders of record and 905 beneficial owners of the Common Stock.

        Sales of Unregistered Securities.    During fiscal year 2003, the Company did not sell any unregistered securities.

        Dividends.    The Company did not declare or pay dividends during fiscal 2002 and fiscal 2003. Further, the Company's current credit facilities prohibit payment of dividends so the Company is not currently contemplating a dividend declaration.

        Securities Authorized Under Equity Plans.    The following table sets forth securities authorized for issuance under equity compensation plans as of November 1, 2003. All applicable equity compensation plans were previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	1,080,000	$3.09	1,344,000

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year
	2003	2002	2001	2000	1999
	(Amounts in Thousands Except Per Share Amounts and Number of Offices)
Revenues	$530,299	$515,253	$572,592	$669,205	$655,375
Operating income (loss)from continuing operations	(2,837)	(3,545)	(18,679)	14,793	25,350
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(4,774)	(1,431)	(32,101)	7,235	14,007
Diluted earnings (loss) per share—continuing operations before cumulative effect of change in accounting principle	$(0.30)	$(0.09)	$(2.02)	$0.46	$0.88
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital	$21,237	$24,072*	$16,562	$61,767	$59,853
Total assets	113,147	121,955	123,175	183,072	190,830
Short-term debt and capital lease obligations	25,842	25,167*	30,000	13,250	14,100
Long-term debt and capital lease obligations (excluding current portion)	2,590	2,000*	—	37,250	41,608
Stockholders' equity	35,456	38,950	39,492	73,166	74,941
OTHER OPERATING DATA:
Number of offices (at end of period)
Company-owned	197	217	254	257	264
Franchise agent	72	77	85	81	75
Licensed	1	5	10	16	24

Total	270	299	349	354	363

*As restated. See Note 9 to the Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included herein.

Cautionary Statement

        In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding the Company's ability to continue as a going concern, liquidity and financing, credit facilities and related debt covenants, workers' compensation and unemployment insurance costs, sales, gross margin, goodwill and long-lived asset impairment, selling and administrative expenses, interest expense, income taxes, capital expenditures, capital resources and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

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

Liquidity

        On January 27, 2004 the Company was notified by its lending agent that at November 1, 2003, it was in violation of its minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant under its Multicurrency Credit Agreement. Furthermore, the lending agent informed the Company that it would be required to amend its credit agreement to waive the covenant violation as well as to address certain other aspects of the credit facility, including increasing the cost of funds and reducing the amount of borrowings available to the Company. The Company has significant working capital requirements and is near capacity of its current borrowing agreements which results in significant pressure on the liquidity of the Company. The Company has been working with its lenders on an amendment to the credit agreement, but has not yet reached an agreement on the final terms of the amendment. Failure to obtain an amendment to the agreement would have a material adverse effect on the Company's business. See "Liquidity and Capital Resources" for a more complete discussion of the Company's financing issues, cash positions, sources and uses of cash, including potential additional sources of cash, borrowing arrangements and other risks and uncertainties surrounding the Company's liquidity.

Discontinued Operations

        During fiscal 1999, the Company discontinued its medical operations (Western Medical), principally through a sale to Intrepid U.S.A. (Intrepid). Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances. During fiscal 2001, the Company recorded after-tax losses relating to discontinued operations of $1.8 million or $0.11 per share, primarily due to an unfavorable arbitration award between the Company and Intrepid. Prior to fiscal 2003, the Company appealed Western Medical's 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements. As a result of the favorable appeal settlement, the Company recognized $316,000 of income from discontinued operations in the first quarter of fiscal 2003. Currently, the Company believes its reserves of $0.6 million are adequate for remaining estimated liabilities related to the medical business, which primarily relate to pending legal or malpractice/liability claims. However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Critical Accounting Policies

        The preparation of the Company's Consolidated Financial Statements and Notes thereto requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers' compensation costs, impairment of goodwill and other long-lived assets, income taxes, including the valuation allowance for deferred tax assets, and contingencies and litigation. Management's estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

        The Company believes the following critical accounting policies are those most significantly affected by management's assumptions or the use of estimates, and are important to the understanding of its business operations and results from operations.

        Revenue Recognition.    The Company accounts for revenues and the related direct costs in accordance with Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross versus Net as an Agent." Revenues generated by franchise agents and related costs of services are included as part of the Company's consolidated revenues and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Franchise agents' sales represented 22.3%, 24.1% and 26.4% of the Company's revenues for fiscal 2001, 2002 and 2003, respectively. The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenues. As of November 1, 2003, the Company had only one remaining licensee and is no longer offering license agreements to new prospects.

        Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts on accounts receivable for projected estimated losses as a result of the inability of its customers to make required payments. These allowances, which are $1.1 million and $1.3 million at November 1, 2003, and November 2, 2002, respectively, are largely determined based on customers' financial conditions, the Company's historical experience, interactions with customers and industry trends. If the financial condition of these customers were to deteriorate to the point it would impair their ability to make the required payments, additional allowances would be required, which could materially adversely affect the financial condition of the Company.

        Workers' Compensation Costs.    The Company self-insures the deductible amount related to workers' compensation claims, which is $0.5 million per claim (increasing to $0.7 million per claim in fiscal 2004), and maintains accruals for these obligations. The Company accrues the estimated costs of these claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. The resulting calculation is partially based on the Company's historical loss development trends as well as overall industry trends. As a result of updates in the actuary's valuation, revisions may be made to recorded liabilities. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual loss rates may exceed projected loss rates, which could materially adversely affect the financial condition of the Company. (See "Liquidity and Capital Resources" for further discussion of workers' compensation costs).

        Goodwill and Other Intangible Assets.    Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will no longer be amortized but instead will be evaluated for impairment by applying a fair-value-based test upon initial adoption of the statement, with impaired assets written down to fair value. Fair-value based tests will then be conducted at least annually thereafter. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The Company utilizes an independent third-party valuation firm to determine the fair-value of its individual reporting units. The valuation methodologies included analyses of discounted cash flows at the reporting unit level, publicly-traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to Westaff. As a result of the initial impairment tests, the Company recorded a non-cash charge of $0.7 million to reduce the carrying value of goodwill in its Australia operations. No additional impairment was recorded as a result of the Company's subsequent annual test which was performed in the fourth quarter of fiscal 2003 (see "Results of Operations—Impairment of Intangible Assets" and Note 5 "Goodwill" in the Company's Notes to Consolidated Financial Statements included herein).

        Long-lived Assets.    Effective November 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's primary long-lived assets are property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the new standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. The Company did not record any impairment charges for long-lived assets during fiscal 2003.

        Income Taxes.    The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At November 1, 2003, all of the Company's net deferred tax assets were offset with a valuation allowance which amounted to $19.4 million. The Company cannot be certain that it will be more likely than not that these deferred tax assets will be realized in the future years.

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

Results of Continuing Operations

        The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenues.

	Fiscal Year
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Costs of services	82.9%	81.5%	79.9%

Gross profit	17.1%	18.5%	20.1%
Franchise agents' share of gross profit	3.1%	3.0%	3.0%
Selling and administrative expenses	13.3%	14.7%	15.5%
Depreciation and amortization	1.0%	1.3%	1.3%
Income from sales of affiliate operations	*	*	(0.4)%
Impairment of intangible assets	—	*	3.3%
Arbitration award	0.2%	(0.1)%	0.6%
Restructuring charges	—	0.4%	—

Operating loss from continuing operations	(0.5)%	(0.7)%	(3.3)%
Interest expense	0.3%	0.5%	0.4%
Interest income	*	(0.1)%	(0.1)%

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(0.8)%	(1.1)%	(3.6)%
Income tax provision (benefit)	0.1%	(0.8)%	2.0%

Loss from continuing operations before cumulative effect of change in accounting principle	(0.9)%	(0.3)%	(5.6)%

*
less than 0.1%

Fiscal 2003 compared to Fiscal 2002

        Revenues.    Revenues include sales of services and license fees. Total revenues increased $15.0 million, or 2.9% for fiscal 2003, as compared to fiscal 2002, primarily due to the effect of favorable exchange rates on international sales of services. Increases in revenues as a result of an increase in average bill rates were substantially offset by a decrease in bill hours.

        Sales of services declined 0.2% domestically. The domestic decline in sales is largely attributable to a reduction in sales for certain high volume, low margin government business, as well as the lingering effects of the recent US economic downturn which has decreased demand for staffing services and continues to place competitive pricing pressures on bill rates. Based on monthly employment statistics from the Bureau of Labor Statistics, average monthly employment for the staffing industry increased 0.3% during fiscal 2003. The sales decline also reflects the Company's continued closure or consolidation of underperforming branches. International sales of services increased 18.5%. Excluding the effect of exchange rate fluctuations, international sales increased 4.0% with increases of 11.3% in the United Kingdom and 7.4% in Australia offset by net declines in the other international operations.

        License fees are charged to licensed offices based either on a percentage of sales or a percentage of gross profit generated by the license offices. License fees were $0.2 million and $0.4 million for fiscal 2003 and fiscal 2002, respectively.

        Cost of Services.    Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. Costs of services increased $19.9 million, or 4.7%, in fiscal 2003 as compared to fiscal 2002. Gross margin declined from 18.5% in fiscal 2003 to 17.1% in fiscal 2002. The decrease in gross margin for fiscal 2003 is primarily due to decreases in the average markup of bill rates over pay rates, due largely to the highly competitive environment surrounding the temporary staffing industry during fiscal 2003. The decline in gross margin was also caused by higher state unemployment insurance costs, most notably in the states of California, Illinois and Texas which comprise approximately 26.0% of total domestic temporary payroll, and increases in workers' compensation costs. The Company expects its state unemployment insurance rates to further increase in fiscal 2004. Overall, unemployment insurance rates in many states have been adversely impacted by the high levels of unemployment since early 2001. Many states have seen consecutive years of declines in their trust funds and some states have been forced to borrow money from the federal government to continue paying benefits. It is currently anticipated that the Company's state unemployment rates may continue to rise beyond fiscal 2004. Additionally, the Company may continue to experience rising workers' compensation costs due to unfavorable loss development trends and continued increases in medical costs. If the Company is unable to mitigate the impact of rising state unemployment or workers' compensation costs through increases in revenues or decreases in other costs of services, the Company could experience further declines in gross margin.

        Workers' compensation costs rose to $18.6 million, or 5.0% of direct labor for fiscal 2003, up from $14.8 million, or 4.1% of direct labor for fiscal 2002. Continued upward trends in the Company's actuarially estimated ultimate costs for all open policy years have resulted in an increase in the Company's workers' compensation accruals for these estimated costs. Although the frequency of the Company's claims has decreased, rising medical costs and the adverse development of several open claims have resulted in the need for increased accruals in fiscal 2003. The Company currently estimates that the accrual rates for workers' compensation costs will be in the range of 5.2% to 5.6% of direct labor for fiscal 2004. These estimates are based on management's forecasts, historical trends and review of interim and annual actuarial estimates. At times, actual result variances from forecasts and unexpected loss development trends have caused the Company to take additional charges over and above its initial estimated accruals. These charges amounted to $2.9 million, $0.5 million and $0.4 million for fiscal years 2003, 2002 and 2001, respectively. There can be no assurance that the Company's efforts to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of sales or of gross profit generated by the franchise agents' operation. Franchise agents' share of gross profit increased $1.2 million, or 7.7%, for fiscal 2003 as compared to fiscal 2002. As a percentage of total revenues, franchise agents' share of gross profit was 3.1% for fiscal 2003 and 3.0% for fiscal 2002. In the fourth quarter of fiscal 2002, the Company sold its operations in Hawaii and these were converted to franchise offices. During the fourth quarter of fiscal 2003, one licensee's operations converted to the franchise agent program and two additional Company-owned branches were sold and converted to franchise offices.

        Selling and Administrative Expenses.    Selling and administrative expenses decreased $5.3 million, or 7.0% for fiscal 2003 as compared to fiscal 2002. These decreases, partially offset by higher exchange rates for the international operations, reflect the Company's continued efforts to reduce costs through personnel reductions, office closures and controlled spending. During fiscal 2003, salaries for certain management employees were reduced and the Company continued its policies limiting domestic full-time employee hiring. The Company currently expects to continue to monitor and reduce its operating expenses where feasible through fiscal 2004 unless changes in economic circumstances warrant otherwise. As a percent of revenues, selling and administrative expenses decreased from 14.7% in fiscal 2002 to 13.3% in fiscal 2003.

        Depreciation and Amortization.    The decrease in depreciation and amortization primarily reflects the cessation of goodwill amortization under SFAS No. 142 as noted in "Goodwill" under "Critical Accounting Policies" above, and the sale of the Company's administrative headquarters' buildings during fiscal 2003.

        Income from Sales of Affiliate Operations.    The income from sales of affiliate operations in fiscal 2003 resulted from the sale and conversion of two Company-owned branches to franchise offices. During fiscal 2002, the Company sold its interest in one domestic Company-owned location to a franchise agent and recognized income from the sale of $0.2 million.

        Impairment of Intangible Assets—Cumulative Effect of Change in Accounting Principle.    Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists. This step must be measured as of the beginning of the fiscal year in which the statement is adopted. If required from the results of step one, the second step of the goodwill impairment test measures the amount of the impairment loss, if any. Any impairment loss identified during the transitional evaluation is to be recognized in the first interim period of the year of adoption as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial evaluation required by the adoption of SFAS No. 142 is recorded as a charge to earnings in the period in which the loss is incurred. In completing the first step, the Company identified its reporting units. The carrying value of each was then determined. Using an independent appraisal firm, the fair value of each reporting unit was established based on both the discounted present value of expected future cash flows and the comparable market prices of select competitors. Upon completion of this first step, it was determined that an impairment may have existed in the Australia reporting unit and, therefore, the Company was required to perform step two.

        In completing the second step, the Company compared the implied fair value of Australia's goodwill to its carrying value and determined that an impairment of $0.7 million existed. The impairment was largely the result of a significant decrease in Australia's profitability due to the recent global economic recession. In accordance with SFAS No. 142, the impairment charge has been classified as a cumulative effect of a change in accounting principle. The Company performed its annual goodwill impairment test as of its fiscal period ended September 6, 2003, and determined that no additional impairment existed at that date.

        Prior to adoption of SFAS No. 142, the Company's management assessed the recoverability of its long-lived assets, including goodwill, under the provisions of SFAS No. 121 by determining whether the projected undiscounted future cash flows expected to result from the use of the asset were less than the carrying value of the asset. During fiscal 2001, a number of businesses the Company acquired over past years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry multiples, it was determined that a portion of the carrying amount of goodwill and covenants not to compete related to certain acquisitions had been permanently impaired. As a result, the Company recorded a pre-tax charge of $19.1 million to write down these assets to estimated current net realizable values. During fiscal 2002, an additional pre-tax goodwill impairment of $116,000 was charged to operations.

        Arbitration Award.    During fiscal 2001, the Company recorded an accrued liability and related pre-tax charge of $3.6 million for the estimated cost of an unfavorable arbitration award, plus other related expenses. This estimate was based on management's assumptions as to the ultimate outcome of certain future events surrounding the arbitration. During fiscal 2002, a favorable ruling reduced the arbitration award and the Company determined that $0.7 million of the initial estimated liabilities were no longer needed. Subsequent to that ruling, the claimant filed a motion in Superior Court seeking to correct the award. The motion was denied. The claimant then filed an appeal, and in October 2003, the appellate court reversed the Superior Court's denial of the claimant's motion. The Company filed a petition for rehearing, which was denied. In December 2003, the claimant agreed to a settlement of $930,000. Accordingly, the Company recorded a charge to earnings in the fourth quarter of fiscal 2003 for the costs of the settlement plus estimated related attorney's fees of $20,000.

        Interest.    Interest expense decreased $0.6 million, or 24.8%, for fiscal 2003 as compared to fiscal 2002 primarily due to lower debt levels. Interest income decreased $0.2 million or 51.9% during the same period as a result of reduced cash levels. Interest expense is expected to increase in fiscal 2004 as a result of higher anticipated debt levels.

        Provision (Benefit) for Income Taxes.    The provision for income taxes for fiscal 2003 consists of international income tax provisions of $0.5 million partially offset by certain domestic net tax benefits. At November 1, 2003, the Company maintained valuation allowances equivalent to 100% of its outstanding deferred tax assets, which amounted to $19.4 million. Whereas it is possible that these deferred tax assets may be realized in the future, there is currently insufficient evidence to support reversing all or a portion of the valuation allowance.

Fiscal 2002 compared to Fiscal 2001

        Revenues.    Revenues include sales of services and license fees. Total sales of services decreased $56.4 million, or 9.9% for fiscal 2002, as compared to fiscal 2001. Average bill rates increased 5.4% in fiscal 2002, primarily due to minor inflationary effects in the geographical areas the Company operates, but billed hours declined 14.5%. Fiscal 2002 contained fifty-two weeks while fiscal 2001 contained fifty-three; after eliminating the effect of this extra week, billed hours declined 12.8% as compared to fiscal 2001. Sales of services declined 11.9% domestically, increased 0.3% in the United Kingdom and increased 2.3% in the Company's other international operations. The domestic decline in sales is largely attributable to the United States' economic recession, which resulted in decreased demand for staffing services across the majority of the Company's domestic locations. Domestic pricing pressures which commenced in the latter portion of fiscal 2001 continued throughout fiscal 2002, negatively affecting domestic sales of services.

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

        License fees decreased $0.9 million or 71.1%, for fiscal 2002 as compared to fiscal 2001, primarily due to a decrease in the number of licensees. In the fourth quarter of fiscal 2001, one of the Company's remaining licensees converted to the franchise agent program. Additionally, in the first quarter of fiscal 2002, the Company purchased the operations of one of its three remaining licensees.

        Cost of Services.    Costs of services decreased $37.3 million, or 8.2%, in fiscal 2002 as compared to fiscal 2001. Gross margin declined from 20.1% in fiscal 2001 to 18.5% in fiscal 2002. The decrease in gross margin for fiscal 2002 is primarily due to the overall effects of the domestic recession, which caused significant pricing pressures throughout fiscal 2002. Additionally, a decrease in direct placement revenues of $1.1 million and a decrease in license fees of $0.9 million caused a $2.0 million decrease in gross profit. Workers' compensation costs were $14.7 million, or 4.1% of direct labor for fiscal 2002 and $15.6 million, or 4.0% of direct labor fiscal 2001.

        Franchise Agents' Share of Gross Profit.    Franchise agents' share of gross profit decreased $1.7 million, or 10.0%, for fiscal 2002 as compared to fiscal 2001. As a percentage of total revenues, franchise agents' share of gross profit was 3.0% for both fiscal 2002 and 2001. All of the Company's franchise operations are located within the United States and the gross profit generated from these operations experienced a similar decline as the overall decline in the Company's gross profit during fiscal 2002. This decline in gross profit from franchise agents caused the franchise agents' share of gross profit to decline accordingly.

        Selling and Administrative Expenses (Including Depreciation and Amortization.)    Selling and administrative expenses decreased $13.9 million, or 14.5% for fiscal 2002 as compared to fiscal 2001. As a percent of revenues, selling and administrative expenses, exclusive of depreciation and amortization, decreased from 15.5% in fiscal 2001 to 14.7% fiscal 2002, primarily due to cost savings realized from personnel reductions and office closures implemented early in fiscal 2002.

        Income from Sales of Affiliate Operations.    Income from sales of affiliate operations decreased $1.9 million, or 90.5% in fiscal 2002 as compared to fiscal 2001. During fiscal 2002, the Company sold its interest in one domestic operation to a franchise agent. This operation had been previously developed and operated as a Company-owned location. In fiscal 2001, the Company sold its interests in two larger affiliate operations to the respective licensors, generating much larger comparative income.

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

        Provision (Benefit) for Income Taxes.    The Company recorded an income tax benefit of $4.1 million on a pre-tax loss of $5.5 million during fiscal 2002. This income tax benefit was primarily the result of the reversal of $2.4 million of a deferred tax valuation allowance. The valuation allowance was reversed because of a change in the tax law that extended the net operating loss carryback period from two to five years. This change allowed the Company to carry losses back to earlier tax years, resulting in additional tax refunds. Additionally, a tax benefit on the current year pre-tax loss was recognized due to the ability to carry this loss back at the federal statutory rate of 35%, resulting in a tax benefit of $1.9 million. Partially offsetting these two benefits were certain state and international income tax provisions amounting to $0.2 million. At November 2, 2002, the Company maintained valuation allowances equivalent to 100% of its outstanding net deferred tax assets, which amounted to $18.1 million.

Liquidity and Capital Resources

Overview of Liquidity Risks and Fiscal 2004 Outlook

        On January 27, 2004 the Company was notified by its lending agent that at November 1, 2003, it was in violation of its minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant under its Multicurrency Credit Agreement. Furthermore, the lending agent informed the Company that it would be required to amend its credit agreement to waive the covenant violation as well as to address certain other aspects of the credit facility, including increasing the cost of funds and reducing the amount of borrowings available to the Company. As a result of the untimely notification to the Company of the covenant violation, which was inconsistent with previous representations made to the Company regarding the covenants, the Company filed for an extension for filing its Annual Report on Form 10-K to provide additional time to negotiate an acceptable amendment.

        Since January 27, 2004 the Company has been working with its lenders on an amendment to the credit agreement, but has not yet reached an agreement on the final terms of the amendment. As of February 12, 2004, the proposed terms of the amendment would waive the covenant violation, reset EBITDA and fixed charge coverage covenants and establish a separate EBITDA covenant for the US operations on a stand-alone basis. The proposed terms of the amendment would also increase the cost of funds and place immediate and stringent reductions in the Company's borrowing capacity, with further reductions scheduled for April through July of 2004. The Company requires significant amounts of working capital to operate its business and to pay expenses relating to employment of temporary employees. Based on the proposed terms of the amendment and management's current operating and cash flow forecasts, management estimates that it would be reasonably likely that the Company may not be able to meet its working capital requirements in three to six months without additional sources of capital. The Company estimates that the additional capital that would be required to meet its working capital needs through the end of fiscal 2004 would be in the range of $3.0 million to $5.0 million. Additional capital may be required in fiscal 2005.

        The proposed terms of the amendment to the Multicurrency Credit Agreement include a reduction in the amount of trade accounts receivable eligible to be considered for borrowing capacity; changes in availability reserves; a $3.0 million five-month term loan; and an increase of 1.00% in the margins on outstanding irrevocable letters of credit.

        As of January 24, 2004, total borrowing availability was $5.8 million, with $3.0 million, $1.2 million and $1.6 million available in the US, UK and Australia, respectively. Under the terms of the proposed amendment, the Company estimates borrowing availability in the US would immediately be reduced by $2.6 million and borrowing availability in the UK would be increased by $2.0 million. The Company anticipates that the UK will utilize this increase in their borrowing capacity to declare and pay a dividend of approximately $1.5 million to the US in the second quarter of fiscal 2004. The amount the Company is entitled to borrow under its current and proposed amended US revolving credit facility is calculated each day and is dependent on the trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. As a result, the Company may be subject to cash shortfalls. If such a shortfall were to occur, for even a brief period of time, it may have a significant adverse effect on the Company's business.

        The proposed $3.0 million term loan has an interest rate of LIBOR plus 5.0% with a principal payment stream of $0.5 million on April 15, 2004; $0.5 million on May 15, 2004; $1.0 million on June 15, 2004 and $1.0 million on July 15, 2004.

        The Company is aggressively seeking alternative financing and is working with a financial advisor to explore this and other strategic alternatives to increase its available capital. The Company is currently involved in several discussions regarding such alternatives. However, there can be no assurance that the Company will be able to increase its available capital or obtain adequate alternative financing, and if alternative financing were obtained, that the cost of such financing would not have a material adverse effect on its results of operations and financial condition. Furthermore, there can be no assurance that the Company will be successful in completing an amendment on the terms as currently proposed by its lenders.

        While the Company currently believes that it will be successful in completing an amendment to its credit agreement based generally on the terms referred to above, should the Company not be successful in negotiating an amendment it would remain out of compliance with the agreement and its lenders could demand payment of all outstanding obligations. The Company would be forced to immediately seek refinancing to meet payment of these obligations and such refinancing may not be attainable, or the increased cost of obtaining such refinancing may have a material adverse effect on the Company's business.

        Due to the Company's inability to obtain the necessary amendment as of the date of the filing of this Form 10-K, and the financing issues discussed above, its ability to continue as a going concern may be impaired. The consolidated financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

        The Company is managing its cash availability by aggressively working to collect cash and by adjusting the timing of cash outflows to help mitigate potential cash shortfalls. The Company also works with key vendors to spread out the timing of certain commitments throughout the year to balance its cash needs. Finally, the Company has worked aggressively to reduce operating costs where possible and will continue to identify potential cash savings in the coming year. In particular, the Company is focusing on the very high costs associated with operating as a public company and is evaluating opportunities to reduce such costs.

        In addition to managing the cash inflow and outlays, the Company can also balance its worldwide cash needs through loans and dividends to and from its international subsidiaries. These loans and dividends are limited by the immediate and future cash availability and needs of each respective subsidiary, terms under the Company's senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. Presently, the Company's UK operation is the only international operation with potential cash that could be made available to the US. In January and February 2004, the UK operations declared and paid dividends to the US of $714,000 and $450,000, respectively. As noted above, the Company anticipates an additional dividend of approximately $1.5 million to be paid by the UK to the US in the second quarter of fiscal 2004.

        The Company has also generated cash in the past through sales and sale/leasebacks of property and equipment. On February 12, 2004 the Company completed the sale of its remaining unoccupied corporate headquarters' building for estimated cash proceeds of $1.9 million. Following the sale of this building the Company believes that there are no further asset sales or sale/leasebacks that would generate significant amounts of cash.

        The Company has also generated cash in prior years through the sale of Company-owned offices to franchise owners or through the sale of franchise agent and license offices back to the franchise agent or license owner. During fiscal 2003, 2002 and 2001, the Company generated cash proceeds of $328,000, $1.2 million and $0.7 million, respectively, from these types of transaction. The Company currently has no specific Company-owned, franchise or license office sales pending or planned.

        As discussed more fully below, the Company's Founder has in the past loaned funds to the Company to provide working capital. In December 2003, the Company's Founder loaned $1.0 million to the Company in connection with the required payout for the Synergy arbitration award (See Item 3. Legal Proceedings and Results of Operations—Fiscal 2003 compared to Fiscal 2002—Arbitration Award.) Currently, the Company does not anticipate any additional loans from the Company's Founder.

        The Company has in the past worked with its insurance carrier to modify the amount and type of collateral required in support of the Company's workers' compensation obligations. In some cases, the Company's insurance carrier has agreed to reduce letter of credit obligations rather than reduce surety bonds to help support the Company's cash position. Reductions to letters of credit increase the Company's borrowing availability dollar for dollar while reductions to the surety bond do not. The Company's insurance carrier has, in the past, agreed to review collateral requirements mid-year to determine if a reduction in the collateral requirements is feasible. The Company's current insurance policy agreement provides for a $4.0 million reduction to the collateral effective January 31, 2004, to be applied to the $9.8 million outstanding surety bonds. The Company's insurance carrier has also agreed to reduce the outstanding letters of credit by $1.0 million effective February 29, 2004. Furthermore, the Company's insurance carrier has agreed to reevaluate collateral requirements in May 2004, which may result in further reduction to the surety bond or letters of credit. However, in the event of a future potential cash shortfall, there can be no assurance that the Company would be successful in obtaining further reductions to its collateral or letters of credit requirements.

        As noted above, in addition to its borrowings under debt facilities, the Company's liquidity is dependent upon a variety of factors including its operating performance, accounts receivable, the timing of cash inflow and outlays and other economic factors, many of which are outside the control of management. There can be no assurance that the Company will not face potential cash shortfalls, which, even if for a short period of time, could have a material adverse effect on the Company's business and financial condition. If the Company were to experience significant or prolonged cash shortfalls, the Company would need to pursue additional debt or equity financing; however there can be no assurance that such alternatives could be obtained.

General Discussion of Liquidity and Capital Resources

        The Company's traditional use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. Historically, the Company has financed its operations primarily through cash generated by operating activities and through various forms of debt and equity financing; however, the Company has also generated cash through other means as discussed above.

        Net cash (used)/provided by operating activities was $(4.9) million, $4.5 million and $25.6 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Fiscal 2003 cash used by operating activities reflects the Company's prepayment of its 2003 policy year workers' compensation obligations ($13.0 million of which was paid during fiscal 2003) the net loss of $(5.1) million and a growth in accounts receivables generated by current year's sales exceeding collections during the year. Partially offsetting these are receipt of income tax refunds and non-cash expenses.

        During fiscal 2002, the Company generated cash from operations in spite of a net loss primarily because a number of expenses were non-cash charges. Cash generated from operations decreased $21.1 million as compared fiscal 2001 primarily because during fiscal 2001, collection of outstanding receivables outpaced the growth of receivables generated as a result of declining sales levels largely attributable to the domestic recession.

        Cash used for capital expenditures, which are primarily for information systems' hardware and software and office furniture and equipment, totaled $2.6 million, $2.1 million and $4.6 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The Company continues to invest in enhancements and upgrades to its computer-based technologies; however, capital expenditures are limited under the terms of its senior secured debt facilities and cannot exceed $3.5 million for fiscal 2004.

        The Company received $272,000, $1.2 million and $0.7 million in cash proceeds during fiscal 2003, fiscal 2002 and fiscal 2001, respectively, from the purchase by two licensees of the Company's interest in their licensed operations during fiscal 2001. During fiscal 2003, the Company received additional proceeds of $56,000 from the sale and conversion of Company-owned offices to franchise agents.

        In December 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back the land and buildings housing its administrative offices. The result of the sale was a net pre-tax gain of approximately $5.0 million that the Company deferred and is amortizing as an offset to rent expense over the seven-year lease term. A portion of the net proceeds from the sale of $6.9 million was used to repay the outstanding principal and interest under a term loan of $4.5 million. Additionally, the Company paid the outstanding principal and accrued interest of $1.0 million on a promissory note payable to the Company's President and Chief Executive Officer. The remainder of the net cash proceeds was used to repay outstanding borrowings under the Company's domestic revolving credit facilities. In connection with the lease agreement, the Company issued a $0.7 million irrevocable standby letter of credit as a security deposit.

        Also in December 2002, the Company entered into a lease transaction for certain information technology equipment. This lease, which has a term of 37 months, is being accounted for as a capital lease. As a part of this lease transaction, the Company sold equipment that was then leased back. Net proceeds of $0.4 million on the sale were used to pay down additional outstanding borrowings under the Company's domestic revolving credit facility.

        On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million. The facilities comprise a five-year syndicated

Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement,) and a $5.0 million term loan (the Term Loan). In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement.) Each agreement includes a letter of credit sub-facility.

        The US Revolving Loan Commitment provides for an aggregate $50.0 million commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35.0 million. The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (UK) accounts receivable. The A$ Facility Agreement is also subject to a borrowing base calculation, based on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$0.5 million. Overall, the Multicurrency Credit Agreement calls for a commitment fee, payable monthly in arrears, of 0.50% based on the average daily unused balance of the combined US/UK revolving loan commitment. Additionally, a variable margin ranging from 1.5% to 2.5% of the total outstanding letters of credit is payable monthly in arrears and the agreement requires an annual fee of 0.50% of the face amount of each letter of credit which is issued, renewed or extended.

        The credit facilities are secured by substantially all of the assets of the Company. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over the Company's primary US, UK and Australia cash receipt accounts. Cash receipts into these accounts are applied against the Company's respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into the Company's disbursement accounts on a daily basis. As noted above in "Overview of Liquidity Risks and Fiscal 2004 Outlook," the Company faces significant pressure on its liquidity, and is aggressively pursuing alternative sources of financing or strategic alternatives to increase its available capital. The amount Westaff is entitled to borrow under its current and proposed amended revolving credit facility is calculated each day and is dependent on the trade accounts receivables generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. As a result, the Company may be subject to cash shortfalls. If such a shortfall were to occur, for even a brief period of time, it may have a significant adverse effect on the Company's business. If receivables drop significantly, additional borrowings may not be allowed under the credit facilities and the Company would have to seek other sources of cash to fund its operations. In addition, the Company may be required to repay the loan in part or in full. The Company's receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and the Company would be less able to react to changes in market or industry conditions.

        During fiscal 2003, the Company executed net borrowings of $5.0 million under its revolving loan commitments, including the Australian facility. At November 1, 2003, the Company had approximately $9.7 million available under the credit facilities, with $16.3 million in letters of credit outstanding. In conjunction with the Company's December 12, 2002, sale and leaseback of its administrative offices, a prepayment option on the Term Loan was exercised and the outstanding balance was paid in its entirety.

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). Compliance with the EBITDA covenants may be significantly impacted by US economic conditions. Additionally, a default in the covenants under the Australian facility could trigger a cross-default under the Multicurrency Agreement. The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to payment of dividends, capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. In the past, when the Company has been out of compliance with one or more covenants under its current credit facilities, the Company has received waivers and amendments with respect to such covenants from its lenders. However, in the event the Company is out of compliance with one or more covenants in the future, there can be no assurance that its lenders would grant a waiver or amendment with respect to those covenants, which could have a significant adverse effect on the Company's financial condition and operations.

        In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond in the amount of $9.8 million that secures a portion of its workers' compensation premium and deductible obligations. Ninety-day advance written notice of non-renewal is required. Under the terms of the 2004 renewal with the Company's workers' compensation insurance carrier, the bond may be reduced by $4.0 million as of January 31, 2004. As this bond is not collateralized with any assets of the Company, this reduction will not directly result in an increase of the Company's borrowing capacity. The Company's insurance carrier has also agreed to reduce the outstanding letters of credit by $1.0 million effective February 29, 2004.

        The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on November 1, 2003, was 11.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

        On September 25, 2003, the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors. The note provides for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1.0 million outstanding at any one time. Principal and interest on advances are due and payable on the earlier of twenty-two business days from the date of the advance or the final maturity date of the draw down note, subject to certain restrictions regarding borrowing capacity and compliances within the Company's senior secured credit facilities. The interest rate on outstanding advances is equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly. On December 23, 2003, the Company borrowed $1.0 million under the draw down note.

        In May 2002, the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer in the amount of $1.0 million with a maturity date of August 18, 2007 and provisions for accelerated maturity under certain circumstances. The accelerated maturity provisions were met in conjunction with the Company's December 12, 2002, sale-leaseback transaction and on December 13, 2002, the outstanding principal and interest balance on the note was paid.

        The Company is responsible for and pays workers' compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers' compensation claims ($500,000 per claim for fiscal years 2003, 2002 and 2001 and increasing to $750,000 per claim for fiscal 2004.) Each policy year the terms of the agreement with the insurance carrier are renegotiated. The Company is contractually required to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. For its 2003 policy year, the Company funded the entire estimated costs with cash payments totaling $16.0 million. All other open policy years were collaterized with $15.3 million of the Company's outstanding irrevocable letters of credit and the $9.8 million surety bond discussed above. Workers' compensation liabilities at November 1, 2003, and November 2, 2002, were $9.8 million and $18.8 million, respectively. The reduction in the liabilities is primarily the result of the Company's pre-funding of the 2003 policy year. The Company recently completed negotiations for its 2004 policy year insurance. Total payments of $17.9 million will be paid in monthly installments beginning November 1, 2003 in the amounts of $2.3 million for the first three installments and $1.2 million for the remaining nine installments. Of these payments, $13.8 million will serve to cash collaterize the Company's obligations in lieu of issuance of additional irrevocable letters of credit. The Company will also make ongoing cash payments for claims for all open policy years except the funded 2003 year.

        As noted above in "Results of Operations," the Company lost an appeal of a previous arbitration award and settled with the claimant for $930,000. The payment was made in December 2003, and with this settlement all further obligations of the Company with respect to this claim are concluded with the exception of approximately $20,000 in outstanding legal fees.

        On February 12, 2004 the Company completed the sale of its remaining unoccupied corporate headquarters' building for estimated cash proceeds of $1.9 million, which will be used to pay down outstanding borrowings under its credit facilities.

        The following summarizes the Company's contractual cash obligations in future fiscal years (in millions) as of November 1, 2003:

	Payment Due by Period(1)
Contractual Obligations	Total	Less than one fiscal year	1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years
Credit facilities	$25.4	$25.4
Promissory note	2.0			$2.0
Operating leases	14.0	5.0	$5.2	2.2	$1.6
Workers' compensation policy year 2004	15.6	15.6
Capital lease	1.2	0.5	0.7

Total Contractual Obligations	$58.2	$46.5	$5.9	$4.2	$1.6

(1)
The credit agreement expires in May 2007, but the Company's lenders could require accelerated payment of amounts outstanding under the credit facilities in the event of default on one or more of the debt covenants contained therein. Payments under the promissory and draw down notes are subject to certain restrictions regarding borrowing capacity and compliances within the Company's senior secured credit facilities. Workers' compensation obligations for policy year 2004 are based on estimates. If actual results differ from these estimates the Company could be required to make additional payments to, or receive refunds from, its insurance carrier in years subsequent to 2004.

        On October 5, 2003, the State of California passed the California Health Insurance Act of 2003 "SB2" that requires California employers with more than 200 employees to either provide health coverage for their employees and their dependents, or to pay into a state fund for the provision of health coverage by January 1, 2006. The law requires employers to cover a minimum of 80% of the cost of insurance. The Company's temporary payroll for California employees currently represents approximately 12% of total domestic payroll These employees are typically not covered under employer paid health insurance policies. The Company currently pays approximately 52-79% of the cost of its regular employee insurance, depending on the type of coverage. As a result of the changing business and governmental environment in California, some believe that this law may be repealed prior to the required implementation date. In the event that this law is not repealed, these costs will be substantial and there can be no assurance that the Company will be able to pass them onto customers and maintain its current margins. In addition, there can be no assurance that other states will not enact similar health insurance legislation that could have a material impact on the Company. However, since the adoption of Employee Retirement Income Security Act (ERISA) several states have attempted to pass mandatory health-coverage bills that failed legal challenges under ERISA. Currently, Hawaii, which adopted mandatory health coverage before the passage of ERISA and received a "grandfather clause" exempting the state from the regulation, is the only other state with mandated employer provided health care.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet. Further, the Company currently has no plans to include derivative financial instruments in its investment portfolio. The Company's outstanding liabilities under variable interest rate debt agreements are $27.4 million at November 1, 2003. Interest rates on borrowings under these agreements are based on varying items depending on the specific debt agreement, which include the Federal Funds Rate, the bank's prime rate, LIBOR, the British prime rate and the Australian 90-day Bank Bill Swap Rate and are contingent on changes in these. Based on the outstanding variable-rate debt at November 1, 2003, a change of 2% in the interest rate would cause a change in interest expense of approximately $0.5 million on an annual basis.

        For the fiscal year ended November 1, 2003, the Company's international operations comprised 19.5% of its revenues and, as of the end of that period, 22.7% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company's multicurrency credit facilities, which allow the Company's Australia and UK subsidiaries to borrow in local currencies, partially mitigate the exchange rate risk resulting from foreign currency denominated net investments in these subsidiaries fluctuating in relation to the US dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2003, (the end of the period covered by this report) the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended November 1, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

        The Company has adopted a Code of Ethics that applies to all the Company's principal executive, financial and accounting officers. The Code of Ethics is posted on the Company website at www.westaff.com. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply, by posting such information on the Company's website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, Westaff, Inc., P.O. Box 9280, Walnut Creek, CA 94598.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See Note 7 of "Notes to Consolidated Financial Statements" under Item 15 of this Form 10-K. The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.
1.	Financial Statements
	Independent Auditors' Report	F-1
	Report of Independent Public Accountants	F-2
	Consolidated Balance Sheets—As of the Fiscal Year Ended November 1, 2003 and the Fiscal Year Ended November 2, 2002	F-3
	Consolidated Statements of Operations—For Each of the Three Years in the Period Ended November 1, 2003	F-4
	Consolidated Statements of Stockholders' Equity—For Each of the Three Years in the Period Ended November 1, 2003	F-5
	Consolidated Statements of Cash Flows—For Each of the Three Years in the Period Ended November 1, 2003	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Financial Statement Schedules. The following Financial Statement Schedule of the Registrant is filed as part of this report:
Schedule II: Valuation and Qualifying Accounts and Reserves (included at page IV-1)
All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.
3.	Exhibits. The following exhibits are incorporated by reference into this Annual Report:
Exhibit Number	Description
3.1.2	Fourth Amended and Restated Certificate of Incorporation.(7)
3.2.4	Amended and Restated Bylaws, effective May 22, 2002.(7)
4.1.1	Form of Specimen Certificate for the Company's Common Stock.(2)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)
10.3.4	Employment Agreement with W. Robert Stover.(2)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom.(3)
10.3.5.1	First Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom.(9)
10.3.8	Employment Agreement between the Company and Dwight S. Pedersen.(5)
10.3.8.1	Notice of Grant to Dwight S. Pedersen of Stock Option (Incentive) with Exhibit A, Stock Option Agreement.(5)
10.3.8.2	Notice of Grant to Dwight S. Pedersen of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement.(5)
10.3.8.3	First Amendment to Employment Contract By and Among Westaff Support, Inc., Westaff, Inc. and Dwight S. Pedersen.(9)
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.(4)
10.8.20	Credit Agreement dated as of May 17, 2002.(6)

10.8.20.1	First Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(8)
10.8.20.2	Second Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(9)
10.8.20.3	Third Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent to Guarantors.
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002.(6)
10.8.22	Pledge Agreement dated as of May 17, 2002.(6)
10.8.23	Security Agreement dated as of May 17, 2002.(6)
10.8.24	Parent Guaranty dated as of May 17, 2002.(6)
10.8.25	Subsidiary Guaranty dated as of May 17, 2002.(6)
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002.(6)
10.8.27	Unsecured Subordinated Draw Down Note dated September 25, 2003.
10.11	Westaff, Inc. Employee Stock Purchase Plan.(4)
10.11.3	International Employee Stock Purchase Plan.(4)
10.13	Form of Employment Contract with Certain Named Executive Officers.(4)
21.1	Subsidiaries of the Company.
23.1	Independent Auditors' Consent and Report on Schedules.
24.1	Power of Attorney (see page IV-3).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(9)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.

(b)
Reports on Form 8-K

        Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 21, 2003.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Westaff, Inc.

        We have audited the accompanying consolidated balance sheets of Westaff, Inc. and subsidiaries (the Company) as of November 1, 2003 and November 2, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Westaff, Inc. and subsidiaries for the year ended November 3, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 19, 2001 (February 11, 2002 with respect to a subsequent event), which report included an explanatory paragraph regarding the Company's ability to continue as a going concern.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westaff, Inc. and subsidiaries as of November 1, 2003 and November 2, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as of November 1, 2003 the Company was in violation of a covenant related to its credit agreement and has not been able to obtain a waiver or modify the credit agreement so as to be in compliance with the debt covenant. The Company relies on borrowings from its credit agreement for liquidity and the inability to draw upon its credit agreement raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 5, effective November 3, 2002 the Company changed its method of accounting for goodwill and other intangibles to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

        As discussed in Note 9, the Company has restated the November 2, 2002 balance sheet to reclassify $10 million of long-term debt as a current liability.

DELOITTE & TOUCHE LLP

Oakland, California
January 27, 2004 (February 13, 2004 as to the matters discussed in paragraphs two through seven in Note 1)

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

Westaff, Inc.

Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	November 1, 2003	November 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,759	$5,484
Trade accounts receivable, less allowance for doubtful accounts of $1,067 and $1,316	74,564	70,861
Income taxes receivable	536	5,227
Prepaid expenses	2,833	5,373
Other current assets	1,741	4,500

Total current assets	84,433	91,445
Property and equipment, net	12,569	15,778
Goodwill, net	11,687	12,034
Other long-term assets	4,458	2,698

	$113,147	$121,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under revolving credit facilities (2002 as restated, see Note 9)	$25,410	$19,667
Current portion of long-term debt and capital lease obligations	432	4,500
Note payable to related party		1,000
Accounts payable	2,013	2,657
Accrued expenses	34,086	38,165
Income taxes payable	626	779
Net liabilities of discontinued operations	629	605

Total current liabilities	63,196	67,373
Note payable to related party	2,000	2,000
Long-term capital lease obligations	590
Other long-term liabilities	11,905	13,632

Total liabilities	77,691	83,005

Commitments and contingencies (Notes 2, 14 and 16)
Stockholders' equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 16,015 shares at November 1, 2003 and 15,972 shares at November 2, 2002	160	160
Additional paid-in capital	36,706	36,627
Retained earnings (accumulated deficit)	(448)	4,680
Accumulated other comprehensive loss	(962)	(2,517)

Total stockholders' equity	35,456	38,950

	$113,147	$121,955

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Operations

(Amounts in thousands except per share amounts)

	Fiscal year ended
	November 1, 2003	November 2, 2002	November 3, 2001
Revenues	530,299	515,253	572,592
Costs of services	439,801	419,932	457,249

Gross profit	90,498	95,321	115,343
Franchise agents' share of gross profit	16,599	15,409	17,112
Selling and administrative expenses	70,414	75,734	88,613
Depreciation and amortization	5,500	6,601	7,645
Income from sales of affiliate operations	(128)	(197)	(2,069)
Impairment of intangible assets		116	19,121
Arbitration award (Note 16)	950	(693)	3,600
Restructuring charges (Note 4)		1,896

Operating loss from continuing operations	(2,837)	(3,545)	(18,679)
Interest expense	1,762	2,343	2,529
Interest income	(186)	(387)	(765)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(4,413)	(5,501)	(20,443)
Provision (benefit) for income taxes	361	(4,070)	11,658

Loss from continuing operations before cumulative effect of change in accounting principle	(4,774)	(1,431)	(32,101)
Income (loss) from discontinued operations, net of income taxes	316		(1,794)
Cumulative effect of change in accounting principle	(670)

Net loss	$(5,128)	$(1,431)	$(33,895)

Earnings (loss) per share—basic and diluted:
Continuing operations before cumulative effect of change in accounting principle	$(0.30)	$(0.09)	$(2.02)

Discontinued operations	$0.02	$—	$(0.11)

Cumulative effect of change in accounting principle	$(0.04)	$—	$—

Net loss	$(0.32)	$(0.09)	$(2.14)

Weighted average shares outstanding—basic and diluted	15,996	15,945	15,869

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

	Common stock				Accumulated other comprehensive loss	Treasury stock
			Additional paid-in capital	Retained earnings (accumulated deficit)
	Shares	Amount				Shares	Amount	Total
Balance at October 28, 2000	15,948	$159	$36,582	$40,343	$(3,306)	129	$(612)	$73,166
Comprehensive loss:
Net loss				(33,895)
Currency translation adjustments					5
Total comprehensive loss								(33,890)
Stock issued under employees' stock purchase plans				(239)		(95)	455	216

Balance at November 3, 2001	15,948	159	36,582	6,209	(3,301)	34	(157)	39,492
Comprehensive loss:
Net loss				(1,431)
Currency translation adjustments					784
Total comprehensive loss								(647)
Purchase of treasury stock						5	(13)	(13)
Stock issued under employees' stock purchase plans	24	1	45	(98)		(39)	170	118

Balance at November 2, 2002	15,972	160	36,627	4,680	(2,517)	—	—	38,950
Comprehensive loss:
Net loss				(5,128)
Currency translation adjustments					1,555
Total comprehensive loss								(3,573)
Stock issued under employees' stock purchase plans	43		79					79

Balance at November 1, 2003	16,015	$160	$36,706	$(448)	$(962)	—	$—	$35,456

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal year ended
	November 1, 2003	November 2, 2002	November 3, 2001
Cash flows from operating activities
Net loss	$(5,128)	$(1,431)	$(33,895)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(316)		1,794
Loss from cumulative effect of change in accounting principle	670
Loss on impairment of intangible assets		116	19,121
Arbitration award, net of payments	950	(3,154)	3,600
Depreciation and amortization	5,500	6,601	7,645
Provision for losses on doubtful accounts	639	1,703	1,520
Deferred income taxes		1,350	10,199
Income from sales of affiliate operations	(128)	(197)	(2,069)
Loss on sale or disposal of assets	51	193	121
Other	(268)	60
Changes in assets and liabilities:
Trade accounts receivable	(3,221)	(737)	21,565
Other assets	(4,541)	(5,259)	4,937
Accounts payable and accrued expenses	549	3,204	(9,687)
Income taxes payable	(179)	201	161
Other liabilities	145	1,455	(120)

Net cash (used) provided by continuing operations	(5,277)	4,105	24,892
Net cash provided by discontinued operations	340	413	702

Net cash (used) provided by operating activities	(4,937)	4,518	25,594

Cash flows from investing activities
Capital expenditures	(2,593)	(2,089)	(4,637)
Payments for intangibles		(223)
Proceeds from sales of affiliate operations	328	1,258	690
Proceeds from sales of assets	7,386	21
Other, net	48	241	(275)

Net cash provided (used) by investing activities	5,169	(792)	(4,222)

Cash flows from financing activities
Net borrowings (repayments) under line of credit agreements	5,008	19,551	(10,000)
Proceeds from issuance of notes payable to related parties		3,000
Payment of note payable to related party	(1,000)
Proceeds from issuance of long-term debt		5,000
Principal payments on long-term debt and capital lease obligations	(4,848)	(30,500)	(10,500)
Payment of debt issuance costs	(362)	(1,987)
Issuance of common stock	79	118	216
Purchase of common stock		(13)

Net cash used by financing activities	(1,123)	(4,831)	(20,284)

Effect of exchange rate changes on cash	166	146	147

Net change in cash and cash equivalents	(725)	(959)	1,235
Cash and cash equivalents at beginning of year	5,484	6,443	5,208

Cash and cash equivalents at end of year	$4,759	$5,484	$6,443

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,252	$3,101	$2,592
Net income taxes paid (refunded)	(4,220)	(1,949)	(1,496)
Supplemental schedule of noncash investing and financing activities:
Notes receivable from sales of affiliate operations	$230	$115	$1,379
Equipment purchased with capital leases	1,369

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On January 27, 2004 the Company was notified by its lending agent that at November 1, 2003, it was in violation of its minimum earnings before interest, taxes depreciation and amortization (EBITDA) covenant under its Multicurrency Credit Agreement. Furthermore, the lending agent informed the Company that it would be required to amend its credit agreement to waive the covenant violation as well as to address certain other aspects of the credit facility, including increasing the cost of funds and reducing the amount of borrowing available to the Company. The Company is currently in negotiations with its lenders to amend the credit agreement to waive the covenant violation and reset the EBITDA and fixed charge coverage covenants, but no agreement has yet been reached on the final terms of the amendment. As of February 12, 2004, the proposed terms of the amendment would also increase the cost of funds and place immediate and stringent reductions in the Company's borrowing capacity, with further reductions scheduled for April through July of 2004. The Company requires significant amounts of working capital to operate its business and to pay expenses relating to employment of temporary employees. Based on the proposed terms of the amendment and management's current operating and cash flow forecasts, management estimates that it would be reasonably likely that the Company may not be able to meet its working capital requirements in three to six months without additional sources of capital. The Company estimates that the additional capital that would be required to meet its working capital needs through the end of fiscal 2004 would be in the range of $3.0 million to $5.0 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

        The proposed terms of the amendment to the Multicurrency Credit Agreement include a reduction in the amount of trade accounts receivable eligible to be considered for borrowing capacity; changes in availability reserves; a $3.0 million five-month term loan; and an increase of 1.00% in the margins on outstanding irrevocable letters of credit.

        As of January 24, 2004, total borrowing availability was $5.8 million, with $3.0 million, $1.2 million and $1.6 million available in the US, UK and Australia, respectively. Under the terms of the proposed amendment, the Company estimates borrowing availability in the US would immediately be reduced by $2.6 million and borrowing availability in the UK would be increased by $2.0 million. The Company's plans include that the UK will utilize this increase in their borrowing capacity to declare and pay a dividend of approximately $1.5 million to the US in the second quarter of fiscal 2004. The amount the Company is entitled to borrow under its current and proposed amended US revolving credit facility is calculated each day and is dependent on the trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. As a result, the Company may be subject to cash shortfalls. If such a shortfall were to occur, for even a brief period of time, it may have a significant adverse effect on the Company's business.

        The proposed $3.0 million term loan has an interest rate of LIBOR plus 5.0% with a principal payment stream of $0.5 million on April 15, 2004; $0.5 million on May 15, 2004; $1.0 million on June 15, 2004 and $1.0 million on July 15, 2004.

        The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is aggressively seeking alternative financing and is working with a financial advisor to explore this and other strategic alternatives to increase its available capital. The Company is currently involved in several discussions regarding such alternatives. However, there can be no assurance that the Company will be able to increase its available capital or obtain adequate alternative financing, or if alternative financing is obtained, that the cost of such financing would not have a material adverse effect on its results of operations and financial condition. Furthermore, there can be no assurance that the Company will be successful in completing an amendment on the terms as currently proposed by its lenders.

        While the Company currently believes that it will be successful in completing an amendment to its credit agreement based generally on the terms referred to above, should the Company not be successful in negotiating an amendment it would remain out of compliance with the agreement and its lenders could demand payment of all outstanding obligations. The Company would be forced to immediately seek refinancing to meet payment of these obligations and such refinancing may not be attainable, or the increased cost of obtaining such refinancing may have a material adverse effect on the Company's business.

  Translation of foreign currencies

        The functional currency for each of the Company's foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into US dollars at year-end exchange rates and all revenue and expense accounts are translated using weighted average exchange rates. Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders' equity. Aggregate transaction gains (losses) included in determining loss from continuing operations were $221, $251 and $(12) for fiscal years 2003, 2002 and 2001, respectively, and are included in selling and administrative expenses.

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

2.     Summary of Significant Accounting Policies

  Fiscal year

        The Company's fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal years 2003 and 2002 each include 52 weeks and fiscal year 2001 includes 53 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

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

  Fair value of financial instruments

        The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at November 1, 2003 and November 2, 2002 because of the short maturity of these items. The fair value of the Company's debt instruments approximates the carrying value as of November 1, 2003 and November 2, 2002 based on current rates available to the Company for debt with similar terms.

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

  Revenue recognition

        Revenue from the sale of services is recognized at the time the service is performed. The Company maintains an allowance for doubtful accounts on accounts receivable for projected estimated losses. A portion of the Company's revenues is derived from affiliate operations which consist of franchise agent and license operations.

        Revenues generated by franchise agents and related costs of services are included as part of the Company's consolidated revenues and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Franchise agents sales represented 22.3%, 24.1% and 26.4% of the Company's total revenues for fiscal 2001, 2002 and 2003, respectively. The net distribution paid to the franchise agent for services rendered is based either on a percentage of sales or of the gross profit generated by the franchise agent's operation and is reflected as franchise agents' share of gross profit in the Consolidated Statements of Operations.

        The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advances funds to licensees for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenues. Advances to licensees are secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and its licensees, the advances are reduced as remittances are received related to licensees' trade accounts receivable. Licensees have pledged trade receivables of $135 and $880 at November 1, 2003 and November 2, 2002, respectively, as collateral for such advances. Sales generated by license offices (and excluded from the Company's sales of services) were $4,417, $6,102, and $18,019 for fiscal 2003, 2002 and 2001, respectively. The Company currently has only one remaining licensee and is no longer offering license agreements to new prospects.

        Although the Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training, the Company has not charged or collected such fees during the fiscal years ended 2003, 2002 and 2001, respectively, therefore there is no recorded fee income of this type included in the Consolidated Statements of Operations for those years.

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

  Goodwill

        Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. During fiscal 2003, the Company performed tests for impairment in accordance with the new standard (see Note 5). Prior to adoption of these statements, the Company's management assessed the recoverability of its long-lived assets, including goodwill, under the provisions of SFAS No. 121 by determining whether the projected undiscounted future cash flows expected to result from the use of the asset were less than the carrying value of the asset. During fiscal 2001, a number of businesses the Company acquired over past years were negatively impacted by the economic recession. Based on management's assessment of projected undiscounted future cash flows and estimates of market value based on industry multiples, it was determined that a portion of the carrying amount of goodwill and covenants not to compete related to certain acquisitions had been permanently impaired. As a result, the Company recorded a pre-tax charge of $19,121 ($19,099 related to goodwill and $22 related to covenants not to compete) to write down these assets to estimated current net realizable values. During fiscal 2002, an additional pre-tax goodwill impairment of $116 was charged to operations.

  Long-lived assets

        Effective November 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company's primary long-lived assets are property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the new standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. During fiscal 2003, no impairment charge was recorded.

  Workers' compensation

        The Company self-insures the deductible amount related to workers' compensation claims. The deductible amount was $500 per claim for policy years 2003, 2002 and 2001. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims incurred and reported and claims incurred but not reported and may adjust the accruals based on the results of the valuations. As of November 1, 2003 and November 2, 2002, workers' compensation liabilities were $9,756 and $18,776, respectively, of which $7,500 at November 1, 2003 and $13,000 at November 2, 2002 are included in other long-term liabilities, for obligations which are not expected to be paid in the following fiscal year. The Company is contractually required to collateralize its recorded obligations under the workers' compensation insurance contracts with Travelers Indemnity Company through irrevocable letters of credit and surety bonds. As of November 1, 2003, the aggregate collateral requirements have been satisfied through $15.3 million of letters of credit and a $9.8 million surety bond.

  Income taxes

        The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

  Accounting for stock-based compensation

        The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Accordingly, compensation cost is not recognized for options granted at fair market value. The following table represents pro forma net loss and pro forma loss per share had compensation cost been determined using the fair value method:

	Fiscal year ended
	November 1, 2003	November 2, 2002	November 3, 2001
Net loss as reported	$(5,128)	$(1,431)	$(33,895)
Employee stock based compensation expense determined under fair value based method	(466)	(477)	(295)

Pro forma net loss	$(5,594)	$(1,908)	$(34,190)

Loss per share as reported	$(0.32)	$(0.09)	$(2.14)

Pro forma loss per share	$(0.35)	$(0.12)	$(2.16)

        Because stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years. See Note 13 for information on the assumptions used in determining the fair value of option grants.

  Recent accounting pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 provides guidance on identifying variable interest entities and assessing whether or not they should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003, to the first reporting period ending after December 15, 2003. For all variable interest entities created prior to February 1, 2003, public companies will be required to apply the provisions of FIN 46 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company currently does not believe adoption of the interpretation will have a material impact on its consolidated results of operations or financial position.

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

        Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan, which was a requirement under EITF Issue No. 94-3. Although adoption of the new standard did not have a material impact on the Company's financial statements, it could impact the timing and amount of future restructuring charges.

3.     Discontinued Operations

        During fiscal 1999, the Company discontinued its medical business (Western Medical) principally through a sale to Intrepid U.S.A. Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.

        Prior to fiscal 2003, the Company appealed Western Medical's 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements. As a result of the favorable appeal settlement, the Company recognized $316 of income from discontinued operations in the first quarter of fiscal 2003.

        As of November 1, 2003, the remaining current liabilities of the discontinued medical operations are for estimated pending legal claims of $200, malpractice/liability claims of $433 and other costs of $11.

        Summarized financial data on the discontinued operations is as follows:

	Fiscal Year Ended
	November 1, 2003	November 2, 2002	November 3, 2001
Income statement data:
Income (loss from disposal)	$316		$(2,573)
Income tax benefit			779

Income (loss) from discontinued operations, net of income taxes	$316		$(1,794)

Balance sheet data:
Current assets (primarily receivables)	$15	$130
Current liabilities	(644)	(735)

Net liabilities of discontinued operations	$(629)	$(605)

4.     Restructuring Charges

        During fiscal 2002, the Company implemented a restructuring plan designed to improve the Company's profitability. The restructuring plan resulted in a fiscal 2002 pre-tax charge to operations of $1,896. Of this amount, $993 was the result of abandoning front and back office management information systems that were under development with two software vendors. One of these vendors chose to cease further development of its portion of the project and that caused the continued development of these systems to no longer be cost-effective for the Company. In conjunction with this abandonment, the Company recognized the historical fees paid to vendors, fees paid to consultants and certain in-house development costs as expenses, all of which had been previously capitalized. An additional $629 resulted from severance and other employment termination costs due to planned personnel reductions. Finally, as of the date the restructuring plan was finalized, the Company decided to close 18 offices within the United States and the resulting termination costs, including lease terminations, were estimated to be $274. At

November 1, 2003, lease obligations of $14 remain unpaid. Cash payments related to these restructuring charges during fiscal 2002 and fiscal 2003 were $843 and $46, respectively.

5.     Goodwill

        Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. Under the transitional provisions of SFAS No. 142, the first step is to identify if a potential impairment exists. This step must be measured as of the beginning of the fiscal year in which the statement is adopted. If required from the results of step one, the second step of the goodwill impairment test measures the amount of the impairment loss, if any. Any impairment loss identified during the transitional evaluation is to be recognized in the first interim period of the year of adoption as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to the initial evaluation required by the adoption of SFAS No. 142 is recorded as a charge to earnings in the period in which the loss is incurred.

        In completing the first step, the Company identified its reporting units. The carrying value of each was then determined. Using an independent appraisal firm, the fair value of each reporting unit was established based on a combination of the discounted present value of expected future cash flows and the comparable market prices of select competitors. Upon completion of this first step, it was determined that an impairment existed in the Australia reporting unit and, therefore, the Company was required to perform step two.

        In completing the second step, the Company compared the implied fair value of Australia's goodwill to its carrying value and determined that an impairment of $670 existed. The impairment was largely the result of a significant decrease in Australia's profitability due to the recent global economic recession. The impairment charge has been classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company's net loss for the fiscal quarter ended January 25, 2003. The effect of the change was to increase the net loss for the quarter by $670 and to increase the net loss per share by $0.04 per share.

        The Company performed its annual goodwill impairment test as of its fiscal period ended September 6, 2003, and determined that no additional impairment existed at that date.

        The following table presents a pro-forma reconciliation of net loss and net loss per share as if the provisions of SFAS No. 142 had been applied to all periods presented:

	Fiscal Year Ended
	November 1, 2003	November 2, 2002	November 3, 2001
Reported net loss	$(5,128)	$(1,431)	$(33,895)
Goodwill amortization		875	1,569

Adjusted net loss	$(5,128)	$(556)	$(32,326)

Basic and diluted loss per share	$(0.32)	$(0.09)	$(2.14)
Goodwill amortization		0.05	0.10

Adjusted loss per share	$(0.32)	$(0.04)	$(2.04)

        The changes in the carrying amount of goodwill during the fiscal year ended November 1, 2003 are as follows:

	Domestic Business Services	Other International	Total
Balance at November 2, 2002	$10,788	$1,246	$12,034
Cumulative effect of change in accounting principle		(670)	(670)
Effect of foreign currency translation		323	323

Balance at November 1, 2003	$10,788	$899	$11,687

6.     Earnings per Share

        Basic earnings per share and diluted earnings per share are the same for all periods when the Company has a net loss from continuing operations. The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	November 1, 2003	November 2, 2002	November 3, 2001
Loss from continuing operations before cumulative effect of change in accounting principle	$(4,774)	$(1,431)	$(32,101)

Denominator for basic and diluted earnings per share	15,996	15,945	15,869

Basic and diluted loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.30)	$(0.09)	$(2.02)

Antidilutive weighted shares excluded from diluted earnings per share	1,061	366	340

7.     Transactions with Related Parties

        In 2002, the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000 with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on November 1, 2003 was 11.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Interest paid on this note during fiscal 2002 and fiscal 2003 was $68 and $230, respectively.

        On September 25, 2003, the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors. The note provides for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1,000 outstanding at any one time. Principal and interest on advances are due and payable on the earlier of twenty-two business days from the date of the advance or the final maturity date of the draw down note (September 25, 2004), subject to certain restrictions regarding borrowing capacity and compliance with certain covenants in the Company's senior secured credit facilities. The interest rate on outstanding advances is equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly. As of November 1, 2003, no advances had been made. On December 23, 2003, the Chairman made a $1,000 advance to the Company under the terms of the note.

        In May 2002, the Company executed an unsecured subordinated promissory note payable to its President and Chief Executive Officer in the amount of $1,000 with a maturity date of August 18, 2007, and provisions for accelerated maturity under certain circumstances. The accelerated maturity provisions were met in conjunction with the Company's December 12, 2002, sale-leaseback transaction (see Note 14) and on December 13, 2002, the outstanding principal and interest balance on the note of $1,020 was paid.

8.     Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	November 1, 2003	November 2, 2002
Land	$332	$1,183
Buildings	1,919	6,706
Computer hardware and software	25,794	25,851
Computer equiment under capital lease	1,369
Equipment, furniture and fixtures	20,003	20,134

	49,417	53,874
Less accumulated depreciation and amortization	(36,848)	(38,096)

	$12,569	$15,778

        Depreciation expense was $5,307, $5,388, and $5,392 for fiscal years 2003, 2002 and 2001, respectively. Amortization of computer equipment included in depreciation expense for fiscal 2003 was $365.

9.     Borrowings Under Revolving Credit Facilities and Loans Payable

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

        The US Revolving Loan Commitment provides for an aggregate $50,000 commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35,000. Interest on borrowings under the commitment is based either on an index rate equal to the higher of the bank prime loan rate or the Federal Funds Rate plus 0.50%, plus applicable margins ranging from 0.25% to 1.25%, or on LIBOR plus margins ranging from 2.50% to 3.50%. Borrowings outstanding under the US Revolving Loan

Commitment at November 1, 2003 were $21,585 at a weighted average interest rate of 4.36% and at November 2, 2002 were $16,908 at a weighted average interest rate of 5.13%.

        The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. Interest on outstanding borrowings is based on the British prime rate plus applicable margins ranging from 0.25% to 1.25%. At November 1, 2003, borrowings of US$5 were outstanding under the UK Revolving Loan Commitment at an interest rate of 4.25% and at November 2, 2002 were US$442 at an interest rate of 4.75%.

        On December 12, 2002, a prepayment option was exercised and the outstanding principal and interest on the Term Loan of $4,515 was paid in its entirety (see Note 14).

        The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$500. Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%. At November 1, 2003, borrowings of US$3,820 were outstanding under the A$ Facility Agreement at an interest rate of 4.95% and at November 2, 2002 were US$2,317 at an interest rate of 7.93%.

        The credit facilities expire in May 2007. The Company has classified all of its borrowings under the revolving credit facilities as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", although the Company has the ability and the intent to maintain these obligations for longer than one year. The November 2, 2002, balance sheet has been restated to reclassify $10,000 of borrowings under the revolving credit facilities, which were previously reported as long-term debt, to a current liability in accordance with EITF 95-22.

        Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder. At November 1, 2003, the Company had $9,707 available under the credit facilities, with $16,233 in letters of credit outstanding.

        The credit facilities are secured by substantially all of the assets of the Company. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over the Company's primary U.S., United Kingdom and Australia cash receipts accounts. Cash receipts into these accounts are applied against the Company's respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into the Company's disbursement accounts.

        The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances prohibit the Company with respect to payment of dividends, capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments. At November 1, 2003 the Company was not in compliance with its EBITDA covenant. See Note 1 for additional discussion of the Company's credit facilities.

        In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond in the amount of $9,843 that secures a portion of its workers' compensation premium and deductible obligations. Ninety-day advance written notice of non-renewal is required.

10.   Accrued Expenses

        Accrued expenses consist of the following:

	November 1, 2003	November 2, 2002
Accrued payroll and payroll taxes	$14,244	$14,385
Accrued insurance/workers' compensation	6,571	8,816
Arbitration award and related fees	950	446
Taxes other than income taxes	2,643	2,844
Checks outstanding in excess of bank balances	3,754	6,183
Other	5,924	5,491

	$34,086	$38,165

11.   Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal year ended
	November 1, 2003	November 2, 2002	November 3, 2001
Current:
Federal	$(211)	$(5,842)	$1,350
State and local	52	104	79
Foreign	520	317	331

	361	(5,421)	1,760

Deferred:
Federal		1,345	7,510
State and local			1,662
Foreign		6	726

	—	1,351	9,898

Total provision (benefit) for income taxes from continuing operations:	$361	$(4,070)	$11,658

        A reconciliation of income taxes provided at the statutory federal rate (35%) and income taxes reported in the Consolidated Statements of Operations is as follows:

	Fiscal year ended
	November 1, 2003	November 2, 2002	November 3, 2001
Income tax benefit computed at federal statutory rate	$(1,545)	$(1,926)	$(7,155)
State taxes (net of federal benefit in 2002 and 2001)	52	67	(1,045)
Valuation allowance	1,994	(2,377)	19,249
Permanent differences	(102)	63	183
Other	(38)	103	426

Income tax provision (benefit)	$361	$(4,070)	$11,658

        The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows (includes the tax effect of temporary differences from discontinued operations):

	November 1, 2003	November 2, 2002
Workers' compensation	$5,888	$8,111
Accruals relating to discontinued operations	269	277
Other liabilities and accruals	1,393	1,149
Federal, state and foreign net operating loss carryforwards	5,452	3,158
Depreciation and amortization	4,476	5,378
Sales of property	1,896	—

Gross deferred tax assets	19,374	18,073
Valuation allowance	(19,374)	(18,073)

Net deferred tax asset	$0	$0

        At November 1, 2003, all of the Company's net deferred tax assets were offset with a valuation allowance as it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future. The increase in the valuation allowance in the current year is the result of an increase in the net deferred tax assets. The Company's deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $29 expiring during fiscal 2006, $301 expiring during fiscal 2007 and $5,122 expiring through fiscal 2023.

        The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal year ended
	November 1, 2003	November 2, 2002	November 3, 2001
Domestic	$(5,041)	$(4,734)	$(20,008)
Foreign	628	(767)	(435)

Loss from continuing operations before income taxes and cumulative change in accounting principle	$(4,413)	$(5,501)	$(20,443)

        At November 1, 2003, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $4,267. Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

12.   Savings Plans

        The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible domestic employees. Under both the deferred and 401(k) savings plans for fiscal year 2003, employees may elect to contribute up to 60% of their eligible annual compensation subject to statutory limits. During the fiscal 2003 year, the Company ceased its employer matching contribution. The Company was matching 10% of participant contributions up to the first 10% of the employee's contributions, for a total of $77 for the fiscal year 2003. Fiscal 2002 eligible contribution levels were the same as fiscal 2003, with the Company matching 10% of participant contributions up to the first 10% of an employee's contribution. The Company's contribution for fiscal 2002 was $145. For fiscal year 2001 eligible contributions were up to 15% with Company matching of 25% of participant contributions up to the first 10% of an employee's contribution. The Company's contributions for fiscal 2001were $432.

13.   Stockholders' Equity

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

  Employee stock purchase plan

        Under the Company's 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company's common stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company's common stock. As of November 1, 2003, shares issued under the plan totaled 562.

  Stock option plan

        The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company's common stock at the date of grant. Nonqualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date of grant. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. No option may have a term in excess of 10 years. At November 1,

2003, there were 2,424 shares reserved for issuance under the plan. The maximum number of shares with respect to which stock options, stock appreciation rights and direct stock issuances may be granted to an individual in any calendar year are 1,000 shares. No stock appreciation rights have been granted under the plan.

        The following table summarizes the stock option transactions under the Company's plan. The fair value of each option included in the table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 2003, 2002 and 2001, respectively: zero dividend yield, expected volatility of 154%, 156% and 165%, expected lives of 6 years; and risk-free interest rates of 3.2%, 4.1% and 5.1%.

	November 1, 2003		November 2, 2002		November 3, 2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding, beginning of year	1,419	$3.10	1,251	$3.13	367	$8.74
Granted at market value	52	2.16	384	3.12	1,039	2.06
Granted in excess of market value			550	2.35
Cancelled	(391)	2.97	(766)	2.63	(155)	9.21

Options outstanding, end of year	1,080	$3.09	1,419	$3.10	1,251	$3.13

Options exercisable, end of year	482	$3.64	705	$3.41	468	$4.48

Options available for grant, end of year	1,344		1,005		1,173

Total options authorized	2,424		2,424		2,424

Weighted average fair value of options granted during the year:
At market value		$2.04		$2.97		$1.99

In excess of market value				$2.15

        The following table summarizes information about stock options outstanding at November 1, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
$1.63-2.56	647	8.25	$2.33	285	$2.34
$3.15-4.00	358	8.61	3.21	122	3.29
$6.00-6.33	12	4.01	6.22	12	6.22
$9.33-9.58	60	2.98	9.42	60	9.41
$16.17-16.17	3	4.40	16.17	3	16.17

$1.63-16.17	1,080	8.02	$3.09	482	$3.64

14.   Leases

        On December 12, 2002, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices' land and buildings. The result of the sale was a net pre-tax gain of approximately $5,000 that the Company deferred and is amortizing as an offset to rent expense over the seven year lease term. A portion of the net proceeds from the sale of $6,866 was used to repay the outstanding principal and interest under a term loan of $4,515 (see Note 8). Additionally, the Company used $1,020 of the net proceeds to pay the outstanding principal and interest of a promissory note payable to the Company's President and Chief Executive Officer (see Note 7). The remainder of the net proceeds was used to repay outstanding borrowings under the Company's revolving credit facilities.

        The lease, which is being accounted for as an operating lease, has a term of seven years with an option to renew for an additional five years. In connection with the lease agreement, the Company issued a $700 irrevocable standby letter of credit as a security deposit.

        The Company leases additional real and personal property under long-term operating leases. Some of these leases have renewal options for periods ranging from one to five years and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense from continuing operations, including month-to-month rentals, amounted to $6,699 in fiscal 2003, $6,279 in fiscal 2002 and $6,595 in fiscal 2001 and $6,451. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

        Future minimum lease payments for all non-cancelable operating leases at November 1, 2003 are as follows:

Fiscal year
2004	$4,994
2005	3,333
2006	1,871
2007	1,169
2008	1,054
Thereafter	1,649

Total minimum lease payments	$14,070

        In December 2002, the Company entered into a lease transaction for certain information technology equipment. This lease, which has a term of 37 months, is being accounted for as a capital lease. Capital lease obligations as of November 1, 2003 are as follows:

November 1, 2003
Minimum lease payments:
Fiscal 2004	492
Fiscal 2005	537
Fiscal 2006	134

Total minimum lease payments	1,163
Less amount representing interest and executory costs	(141)

Present value of net minimum lease payments	1,022
Less current portion of capital lease obligation	(432)

Long-term capital lease obligation	$590

15.   Operating Segments

        The Company has three reportable segments: domestic business services, the United Kingdom operations and other international business services. Domestic business services provides a variety of temporary staffing services in clerical and light industrial positions through a network of Company-owned, franchise agent and licensed offices. The segment consists of 16 geographically diverse company regions or districts under the direction of regional/district managers and one combined franchise region, each identified as an operating segment. Revenues from domestic business services are derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for reporting purposes. International business services comprise Company-owned offices providing clerical and light industrial temporary staffing services in Australia, the United Kingdom, Norway, Denmark, New Zealand and, during fiscal 2001 and the first two quarters of fiscal 2002, in Mexico. The Company employs several managing directors who oversee all operations in one or more countries. Revenues are attributed to each country based on the location of the respective country's principal offices. Where appropriate, two or more international operations have been combined into one reportable segment as they share a majority of the aggregation criteria and are not individually reportable.

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

        The following summarizes reporting segment data for fiscal years 2003, 2002 and 2001:

	Fiscal Year Ended November 1, 2003
	Domestic Business Svcs	United Kingdom Operations	Other International	Adjustments(1)	Consolidated
Revenues	$427,097	$33,409	$69,793		$530,299

Operating income (loss) from continuing operations	$(3,696)	$1,316	$(457)		$(2,837)

Depreciation and amortization	$4,594	$290	$616		$5,500

Expenditures for purchases of fixed assets	$1,816	$369	$408		$2,593

Total long-lived assets	$21,319	$795	$2,143		$24,257

Total assets	$91,576	$8,796	$16,892	$(4,117)	$113,147

	Fiscal Year Ended November 2, 2002
	Domestic Business Svcs	United Kingdom Operations	Other International	Adjustments(1)	Consolidated
Revenues	$428,187	$27,686	$59,380		$515,253

Operating income (loss) from continuing operations	$(2,925)	$760	$(1,380)		$(3,545)

Depreciation and amortization	$5,725	$284	$592		$6,601

Expenditures for purchases of fixed assets	$1,639	$213	$237		$2,089
Payments for intangibles	223	—	—		223

Total expenditures for long-lived assets	$1,862	$213	$237		$2,312

Total long-lived assets	$24,902	$664	$2,465		$28,031

Total assets	$105,539	$7,184	$14,427	$(5,195)	$121,955

	Fiscal Year Ended November 3, 2001
	Domestic Business Svcs	United Kingdom Operations	Other International	Consolidated
Revenues	$486,935	$27,613	$58,044	$572,592

Operating income (loss) from continuing operations	$(18,485)	$993	$(1,187)	$(18,679)

Depreciation and amortization	$6,741	$288	$616	$7,645

Expenditures for purchases of fixed assets	$3,802	$187	$648	$4,637

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

        On March 9, 2000, Synergy Staffing, Inc. ("claimant") filed a complaint in the Los Angeles County Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. The Company's petition for an order compelling arbitration was granted and the Superior Court lawsuit was stayed. The arbitration proceeded under the auspices of the American Arbitration Association. On January 9, 2002, the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224, plus interest from the date of the award, as well as reasonable attorneys' fees and other costs incurred in the proceeding. During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated costs of the award. On February 11, 2002, the arbitration panel issued an Order Modifying Interim Award, crediting the Company for $800 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424. As a result of the interim award, the Company determined that $693 of the initial estimated liabilities were no longer required, and recorded the reduction in its fourth fiscal quarter of 2002. The claimant asked the Superior Court to correct and confirm the interim award. On September 25, 2002, the Court denied the plaintiff's motion. The claimant then filed an appeal of the denial with the appellate court. On October 21, 2003 the appellate court reversed the Superior Court's denial of the claimant's motion. The Company filed a petition for rehearing, which was denied. In December 2003, the claimants agreed to a settlement of $930. Accordingly, the Company has recorded a charge to earnings in its fiscal 2003 Statement of Operations of $950 for the cost of the settlement plus related attorneys' fees.

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

17.   Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 1, 2003, and November 2, 2002. The fourth quarter of fiscal years 2003 and 2002 consist of 16 weeks, while all other quarters consist of 12 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal year ended November 1, 2003
Revenues	$117,834	$116,442	$117,149	$178,874
Gross profit	$20,371	$19,810	$20,670	$29,647
Loss from continuing operations before cumulative effect of change in accounting principle	$(664)	$(2,663)	$(847)	$(600)

Income from discontinued operations	316
Cumulative effect of change in accounting principle	(670)

Net loss	$(1,018)	$(2,663)	$(847)	$(600)

Basic and diluted earnings (loss) per share
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.17)	$(0.05)	$(0.04)

Income from discontinued operations	$0.02	$—	$—	$—

Cumulative effect of change in accounting principle	$(0.04)	$—	$—	$—

Net loss	$(0.06)	$(0.17)	$(0.05)	$(0.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal year ended November 2, 2002
Revenues	$106,993	$109,676	$119,104	$179,480
Gross profit	$20,003	$20,627	$22,040	$32,651

Net income (loss)	$(4,653)	$1,396	$(534)	$2,360

Basic and diluted earnings (loss) per share	$(0.29)	$0.09	$(0.03)	$0.15

(1)
The results for the fourth quarter of fiscal 2003 include a $1.8 million charge for increased workers' compensation costs due to continuing negative trends for claims loss development and a $950 adjustment related to an arbitration award (see Note 16).

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Fiscal Year Ended November 3, 2001
Allowance for doubtful accounts	$1,634	$1,418	$—	$1,792	$1,260
Allowance for doubtful accounts—discontinued operations	107	—	—	107	—
Fiscal Year Ended November 2, 2002
Allowance for doubtful accounts	$1,260	$1,510	$—	$1,454	$1,316
Fiscal Year Ended November 1, 2003
Allowance for doubtful accounts	$1,316	$639	$—	$888	$1,067

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ DWIGHT S. PEDERSEN Dwight S. Pedersen President and Chief Executive Officer
Date: February 13, 2004

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

Signature	Title	Date

/s/ W. ROBERT STOVER W. Robert Stover	Chairman of the Board	February 13, 2004
/s/ DWIGHT S.PEDERSEN Dwight S. Pedersen	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2004
/s/ DIRK A. SODESTROM Dirk A. Sodestrom	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2004
/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 13, 2004

/s/ RONALD D. STEVENS Ronald D. Stevens	Director	February 13, 2004
/s/ WALTER W. MACAULEY Walter W. Macauley	Director	February 13, 2004
/s/ JANET M. BRADY Janet M. Brady	Director	February 13, 2004
*By:	/s/ DIRK A. SODESTROM Dirk A. Sodestrom Attorney-in-Fact

QuickLinks

INDEX WESTAFF, INC.
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Westaff, Inc. Consolidated Balance Sheets (Amounts in thousands except per share amounts)
Westaff, Inc. Consolidated Statements of Operations (Amounts in thousands except per share amounts)
Westaff, Inc. Consolidated Statements of Stockholders' Equity (Amounts in thousands)
Westaff, Inc. Consolidated Statements of Cash Flows (Amounts in thousands)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SIGNATURES
POWER OF ATTORNEY