Form 10-Q
period 2004-01-24
WESTAFF INC
filed 2004-03-09
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 8, 2004

Common Stock, $.01 par value	16,033,229 shares

WESTAFF, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	January 24, 2004	November 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,632	$4,759
Trade accounts receivable, less allowance for doubtful accounts of $764 and $1,067	66,797	74,564
Income taxes receivable	536	536
Prepaid expenses	2,659	2,833
Other current assets	1,725	1,741
Total current assets	73,349	84,433

Property and equipment, net	11,851	12,569
Goodwill, net	11,807	11,687
Other long-term assets	8,275	4,458
Total Assets	$105,282	$113,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$20,887	$25,410
Current portion of capital lease obligations	439	432
Note payable to related party	1,000
Accounts payable	1,213	2,013
Accrued expenses	31,041	34,086
Income taxes payable	498	626
Net liabilities of discontinued operations	451	629
Total current liabilities	55,529	63,196

Note payable to related party	2,000	2,000
Long-term capital lease obligations	486	590
Other long-term liabilities	11,842	11,905
Total liabilities	69,857	77,691

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 16,015 shares at January 24, 2004 and November 1, 2003	160	160
Additional paid-in capital	36,706	36,706
Accumulated retained deficit	(1,354)	(448)
Accumulated other comprehensive loss	(87)	(962)
Total stockholders’ equity	35,425	35,456
Total Liabilities and Stockholders’ Equity	$105,282	$113,147

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended
	January 24, 2004	January 25, 2003

Revenues	$122,483	$117,834

Costs of services	101,837	97,463

Gross profit	20,646	20,371

Franchise agents’ share of gross profit	3,802	3,412
Selling and administrative expenses	16,091	15,888
Depreciation and amortization	1,103	1,281

Operating loss from continuing operations	(350)	(210)

Interest expense	473	465
Interest income	(20)	(52)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(803)	(623)
Provision for income taxes	103	41

Loss from continuing operations before cumulative effect of change in accounting principle	(906)	(664)

Income from discontinued operations		316
Cumulative effect of change in accounting principle		(670)

Net loss	$(906)	$(1,018)

Earnings (loss) per share - basic and diluted:

Continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.04)

Discontinued operations	$—	$0.02

Cumulative effect of change in accounting principle	$—	$(0.04)

Net loss	$(0.06)	$(0.06)

Weighted average shares outstanding - basic and diluted	16,015	15,972

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	12 Weeks Ended
	January 24, 2004	January 25, 2003
Cash flows from operating activities
Net loss	$(906)	$(1,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations		(316)
Loss from cumulative effect of change in accounting principle		670
Depreciation and amortization	1,103	1,281
Provision for losses on doubtful accounts	138	(75)
Loss (gain) on sale or disposal of assets	52	(4)
Other	300	(97)
Changes in assets and liabilities:
Trade accounts receivable	9,052	10,335
Other assets	(3,088)	(79)
Accounts payable and accrued expenses	(5,037)	(8,283)
Income taxes payable	(144)	(261)
Other liabilities	(259)	7

Net cash provided by continuing operations	1,211	2,160
Net cash (used) provided by discontinued operations	(178)	475

Net cash provided by operating activities	1,033	2,635

Cash flows from investing activities
Capital expenditures	(262)	(625)
Proceeds from sales of affiliate operations	7	170
Proceeds from sales of assets		7,386
Other, net	22	(14)

Net cash (used) provided by investing activities	(233)	6,917

Cash flows from financing activities
Net repayments under line of credit agreements	(4,870)	(5,211)
Principal payments on long-term debt and capital lease obligations	(96)	(4,500)
Proceeds from notes payable to related parties	1,000
Payment of note payable to related party		(1,000)

Net cash used by financing activities	(3,966)	(10,711)

Effect of exchange rate changes on cash	39	76

Net change in cash and cash equivalents	(3,127)	(1,083)
Cash and cash equivalents at beginning of period	4,759	5,484
Cash and cash equivalents at end of period	$1,632	$4,401

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of January 24, 2004 and for the 12 week periods ended January 24, 2004 and January 25, 2003 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of November 1, 2003 presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

Certain financial information which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 week period ended January 24, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note 4).  As a result, the Company has classified its medical operations as discontinued operations in these condensed consolidated financial statements and notes thereto.

2.              Stock-based Compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(APB 25), and follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  As all options have been granted at fair value, no compensation cost has been recognized in the financial statements.  The following table represents pro forma net loss and pro forma loss per share had compensation cost been determined using the fair value method:

	12 Weeks Ended
	January 24, 2004	January 25, 2003

Net loss as reported	$(906)	$(1,018)
Stock based compensation determined under the fair value method	(107)	(116)

Pro forma net loss	$(1,013)	$(1,134)

Loss per common share:
Basic and diluted - as reported	$(0.06)	$(0.06)
Basic and diluted - pro forma	$(0.06)	$(0.07)

Because stock options generally become exercisable over several years and additional grants are likely to be made in future periods, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future periods.

3.              Goodwill

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. The impairment test is comprised of two parts.  The first step compares the fair value of a reporting unit with its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed.  The second step compares the implied fair value of the reporting units’ goodwill with the respective carrying value in order to determine the amount of impairment loss, if any.

During fiscal 2003, the Company performed tests for impairment in accordance with the new standard.   In the initial test under the transitional provisions of SFAS No. 142, the Company determined that an impairment of $670 existed in its Australia reporting unit. In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the fiscal quarter ended January 25, 2003.

The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year. No additional impairment was identified in the Company’s annual impairment evaluation for fiscal 2003.

The change in the carrying amount of goodwill for the 12 weeks ended January 24, 2004 is due to the effect of changes in foreign currency translation rates.

In accordance with SFAS No. 142, no amortization of goodwill was recorded in the 12 week periods ended January 24, 2004 and January 25, 2003.

4.              Discontinued Operations

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

As of January 24, 2004, the remaining current liabilities of the discontinued medical operations are for estimated pending legal claims of $300, malpractice/liability claims of  $150 and other costs of $3.

	January 24, 2004	November 1, 2003

Current assets (primarily receivables)	$2	15
Current liabilities	(453)	(644)

Net liabilities of discontinued operations	$(451)	$(629)

5.              Earnings (Loss) Per Share

Basic earnings per share and diluted earnings per share are the same for all periods when the Company has a net loss from continuing operations.  The following table sets forth the computation of basic and diluted loss per share:

	12 Weeks Ended
	January 24, 2004	January 25, 2003

Loss from continuing operations before cumulative effect of change in accounting principle	$(906)	$(664)

Denominator for basic and diluted earnings per share	16,015	15,972

Basic and diluted loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.04)

Anti-dilutive weighted shares excluded from diluted loss per share	1,020	1,100

6.              Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	12 Weeks Ended
	January 24, 2004	January 25, 2003

Net loss	$(906)	$(1,018)
Currency translation adjustments	875	509
Comprehensive loss	$(31)	$(509)

7.              Credit Agreement

At November 1, 2003 and through January 24, 2004, the Company was out of compliance with certain financial covenants under its Multicurrency Credit Agreement, including a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  On February 20, 2004, the Company and its lending agents executed a fourth amendment to the agreement.  The amendment allows certain one-time add-backs to EBITDA for the fiscal period ended November 1, 2003, which eliminates the covenant defaults and resets the EBITDA and certain other covenants going forward.  The amendment also requires a separate EBITDA covenant calculation for the Company’s domestic operations on a stand-alone basis.  In addition, the amendment resets the reserves which effect the Company’s borrowing capacity, redefines eligible trade accounts receivable for purposes of calculating the US and UK borrowing base, increases the applicable margins on outstanding irrevocable letters of credit by 1.0% and reduces maximum capital expenditures allowed for fiscal 2004 by $1,000.

8.              Related Party Transactions

On September 25, 2003 the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors.  The note provides for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1,000 outstanding at any one time.  Principal and interest on advances are due and payable on the earlier of twenty-two business days from the date of the advance or the final maturity date of the draw down note (September 25, 2004), subject to certain restrictions regarding borrowing capacity and compliance with certain covenants in the Company’s senior secured credit facilities.  The interest rate on outstanding advances is equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly. On December 23, 2003 the Chairman made a $1,000 advance to the Company under the terms of the note.

9.              Operating Segments

The following table summarizes reporting segment data:

	Domestic Business Svcs.	United Kingdom Operations	Other International	Total Continuing Operations

12 Weeks Ended January 24, 2004

Revenues	$94,438	$8,559	$19,486	$122,483
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(677)	$283	$44	$(350)

12 Weeks Ended January 25, 2003

Revenues	$96,495	$6,480	$14,859	$117,834
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(98)	$104	$(216)	$(210)

10.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits.  The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

On March 9, 2000, Synergy Staffing, Inc.  (“claimant”) filed a complaint in the Los Angeles County Superior Court of the State of California against the Company, all members of its Board of Directors and one of the executive officers. The complaint alleged, among other things, that the defendants fraudulently induced the claimant to sell the assets of The Personnel Connection, Inc. The Company’s petition for an order compelling arbitration was granted and the Superior

Court lawsuit was stayed.  The arbitration proceeded under the auspices of the American Arbitration Association. On January 9, 2002, the arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224, plus interest from the date of the award, as well as reasonable attorneys’ fees and other costs incurred in the proceeding.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated costs of the award.  On February 11, 2002, the arbitration panel issued an Order Modifying Interim Award, crediting the Company for $800 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424.  As a result of the interim award, the Company determined that $693 of the initial estimated liabilities were no longer required, and recorded the reduction in its fourth fiscal quarter of 2002. The claimant asked the Superior Court to correct and confirm the interim award.  On September 25, 2002, the Court denied the claimant’s motion.  The claimant then filed an appeal of the denial with the appellate court.   On October 21, 2003 the appellate court reversed the Superior Court’s denial of the claimant’s motion.  The Company filed a petition for rehearing, which was denied.  In December 2003, the claimants agreed to a settlement of $930 and the Company  recorded a charge to earnings in its fiscal 2003 Statement of Operations of $950 for the cost of the settlement plus related attorneys’ fees.  The settlement amount and related fees were paid in the first quarter of fiscal 2004.

From time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.  The Company does not believe the outcome of any proceedings on these actions would have a material adverse effect on its financial position, results of operations or cash flows

11.           Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46).  FIN 46 provides guidance on identifying variable interest entities and assessing whether or not they should be consolidated.  The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003 to the first reporting period ending after December 15, 2003.  For all variable interest entities created prior to February 1, 2003, public companies will be required to apply the provisions of FIN 46 at the end of the first interim or annual reporting period ending after March 15, 2004.  The Company currently does not believe adoption of the interpretation will have a material impact on its consolidated results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company’s future operating results and financial position. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding liquidity and financing, credit facilities, workers’ compensation and unemployment insurance costs, sales, gross margin, selling and administrative expenses, capital expenditures, capital resources and medical operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made based on information available as of the date hereof; actual results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The forward-looking statements included herein are also subject to a number of other risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the ability to raise additional capital and the ability to continue as a going concern, credit facilities and compliance with debt covenants, possible adverse effects of fluctuations in the general economy, variability of employee-related costs including workers’ compensation liabilities, a highly competitive market, control by a significant shareholder, the volatility of the Company’s stock price, reliance on management information systems, reliance on executive management, risks related to international operations, risks associated with customers, variability of operating results and the seasonality of the business cycle, ability to attract and retain the services of qualified temporary personnel, reliance on field management, employer liability risks and risks related to franchise agent and licensed operations.  Due to the foregoing factors, it is possible that in some future period the Company’s results of operations may be below the expectations of public market analysts and investors.  In addition, the Company’s results of operations have historically been subject to quarterly and seasonal fluctuations.  These and other risks and uncertainties related to the Company’s business are described in detail in Item 1, “Factors Affecting Future Operating Results” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

Liquidity

On February 20, 2004, the Company and its lending group executed a fourth amendment to the Company’s Multicurrency Credit Agreement.  The amendment, among other things, allows certain one-time add-backs to the minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant for the fiscal period ended November 1, 2003, which eliminates the covenant defaults existing on that date as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

The Company continues to face significant challenges with respect to liquidity and financing. Based on current forecasts and expectations regarding fiscal 2004, the Company believes that it will continue to face periods of low cash availability and will be required to carefully manage its cash position throughout the year. Furthermore, if the Company is unable to achieve its operating forecasts for the year, or if there are unexpected reductions in cash inflows or increases in cash outlays, the Company may be faced with a cash shortfall which could have a material adverse effect on the Company’s business and financial condition. Please see “Liquidity and Capital Resources” for a more complete discussion of the credit agreement amendment, the Company’s financing issues, cash positions, sources and uses of cash, including potential additional sources of cash, borrowing arrangements and other risks and uncertainties surrounding the Company’s liquidity.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 1, 2003.  There were no changes to these policies for the 12 week period ended January 24, 2004.

Discontinued Operations

During fiscal 1999, the Company discontinued its medical operations (Western Medical), principally through a sale to Intrepid U.S.A. (Intrepid). Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.  Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement.  During the first quarter of fiscal 2003, the appeal was settled and Western

Medical received additional cost reimbursements.  As a result of the favorable appeal settlement, the Company recognized $316,000 of income from discontinued operations in the first quarter of fiscal 2003.  Currently, the Company believes it has adequate reserves for remaining estimated liabilities related to the medical business of $0.5 million, which primarily relate to pending legal or malpractice liability claims.  However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Results of Continuing Operations

Fiscal Quarter Ended January 24, 2004 compared to Fiscal Quarter Ended January 25, 2003

Revenues.  Total revenues increased $4.6 million or 3.9% for the fiscal quarter of 2004 as compared to the fiscal 2003 quarter, primarily due to the effect of favorable exchange rates on international revenues.  Domestic revenues decreased 2.1%, while international revenues increased 31.4%.

The decrease in domestic revenues is primarily the result of a decrease in billed hours of 2.8%.  In the second quarter of fiscal 2003, the domestic operations had a reduction in sales for some high volume, low-margin government business which has not been fully replaced by new business as of the end of the current fiscal quarter.  Domestic operations continue to encounter substantial competitive pricing pressures.  Average bill rates increased a marginal 0.6% for the fiscal quarter ended January 24, 2004 as compared to the quarter ended January 25, 2003.

Excluding the effect of exchange rate fluctuations, international revenues increased 9.1%, primarily due to an increase in billed hours of 8.4%.  Quarter over quarter increases in revenues were reported for the Australia, New Zealand and United Kingdom operations, partially offset by revenue declines in Denmark and Norway.

Costs of Services.  Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs.  Costs of services increased $4.4 million, or 4.5%, in the 2004 fiscal quarter as compared to 2003.  Gross margin declined from 17.3% for the first quarter of fiscal 2003 to 16.9% for the first quarter of fiscal 2004.  The margin decline is primarily due to a combination of decreases in the average markup of bill rates over pay rates as a result of the highly competitive environment within the staffing industry,  increases in the costs for workers’ compensation, and increases in state unemployment insurance costs as compared to the fiscal 2003 quarter.

Domestic workers’ compensation costs were 5.1% of direct labor for the first quarter of fiscal 2004 as compared to 4.5% for the fiscal 2003 quarter.  Unexpected adverse development of open claims and increases in the Company’s actuarily determined incurred but not reported claims can significantly affect the level of accruals needed to cover workers’ compensation costs.  Based on current projections, the Company estimates that accrual rates for workers’ compensation costs for the remainder of fiscal 2004 will be in the range of 5.2% to 5.6% of direct labor for its domestic operations.  There can be no assurance that the Company’s efforts to control workers’ compensation costs will be effective or that loss development trends will not require even higher accrual rates than those currently estimated, which could have a material adverse effect on the Company’s results of operations.

Franchise Agents’ Share of Gross Profit.  Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations.  Franchise agents’ share of gross profit increased $0.4 million, or 11.4%, for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, primarily due to increased revenues from these operations.  As a percentage of consolidated revenues, franchise agents’ share of gross profit was 3.1% for the fiscal 2004 quarter and 2.9% for the fiscal 2003 quarter.

Selling and Administrative Expenses.  Selling and administrative expenses increased $0.2 million, or 1.3% for the fiscal quarter ended January 24, 2004 as compared to the fiscal quarter ended January 25, 2003.  The increase is the result of higher exchange rates used in the translation of local currencies to US dollars for the Company’s international operations. As a percentage of revenues, consolidated selling and administrative expenses decreased from 13.5% in the fiscal 2003 quarter to 13.1% in the current fiscal quarter.

The Company currently expects to continue its company-wide policies limiting domestic full-time employee hiring and wage increases, and will continue to monitor and reduce its operating expenses where feasible through the remainder of fiscal 2004 unless changes in economic circumstances warrant otherwise.

Depreciation and amortization.  Depreciation and amortization decreased $0.2 million or 13.9%, primarily due to reduced capital expenditures and assets reaching fully depreciated useful lives.

Cumulative effect of change in accounting principle.  Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  During fiscal 2003, the Company performed tests for impairment in accordance with the new standard.   In the initial test under the transitional provisions of SFAS No. 142, the Company determined that an impairment of $670,000 existed in its Australia reporting unit.  In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the fiscal quarter ended January 25, 2003 .

Liquidity and Capital Resources

Overview of Liquidity Risks

At November 1, 2003 and through January 24, 2004, the Company was out of compliance with certain financial covenants under its Multicurrency Credit Agreement, including a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  On February 20, 2004, the Company and its lending group executed a fourth amendment to the agreement.

The amendment allows certain one-time addbacks to EBITDA for the fiscal period ended November 1, 2003, which eliminates the covenant defaults and resets the EBITDA and certain other covenants going forward.  The amendment also requires a separate EBITDA covenant calculation for the Company’s domestic operations on a stand-alone basis.  In addition, the amendment resets the reserves which affect the Company’s borrowing capacity, redefines eligible trade accounts receivable for purposes of calculating the US and UK borrowing base, increases the applicable margins on outstanding irrevocable letters of credit by 1.0% and reduces maximum capital expenditures allowed for fiscal 2004 by $1.0 million.

The Company requires significant amounts of working capital to operate its business and to pay expenses relating to employment of temporary employees.  Based on the terms of the amendment and management’s current operating and cash flow forecasts, management estimates that it may be reasonably possible that the Company may not be able to meet its working capital requirements in three to six months without increases in its borrowing capacity under the current credit facilities through reductions in its outstanding irrevocable letters of credit, or from additional sources of debt or equity.  The Company further estimates that if additional capital is required, the Company would seek a minimum of $3.0 million to $5.0 million to meet working capital requirements through at least the end of fiscal 2004.  Additional capital may be required in fiscal 2005.

As of February 21, 2004, total borrowing availability was $6.3 million, with $1.0 million, $3.5 million and $1.8 million available in the US, UK and Australia, respectively.  Under the terms of the amendment, reserves against the US borrowing availability were reset from a reserve of $2.0 million prior to the amendment to a graduating reserve of $0 as of the amendment date to $2.5 million at October 15, 2004 and thereafter.  The amendment increased borrowing availability in the UK  by approximately $2.3 million.  The UK utilized  a portion of this increase in their borrowing capacity to pay a dividend of $1.5 million to the US on February 25, 2004.  The amount the Company is entitled to borrow under its amended US revolving credit facility is calculated each day and is dependent on the trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.  As a result, the Company may be subject to cash shortfalls.  If such a shortfall were to occur, for even a brief period of time, it may have a significant adverse effect on the Company’s business.

The Company is aggressively seeking alternative financing and is working with a financial advisor to explore this and other strategic alternatives to increase its available capital.  The Company is currently involved in several discussions regarding such alternatives.  However, there can be no assurance that the Company will be able to increase its available capital or obtain adequate alternative financing.  If increases in capital are achieved through equity issues, dilution to existing shareholders holdings would be likely.  If alternative financing is obtained, there can be no assurance that the cost of such financing would not have a material adverse effect on the Company’s  results of operations and financial condition.

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

In addition to managing the cash inflow and outlays, the Company can also work to balance its worldwide cash needs through loans and dividends to and from its international subsidiaries.  These loans and dividends are limited by the immediate and future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary.

The Company has also generated cash in the past through sales and sale/leasebacks of property and equipment.  In February 2004, the Company  completed the sale of its remaining unoccupied corporate headquarters’ building for cash proceeds of $1.9 million.  The Company believes that there are no further similar asset sales or sale/leasebacks opportunities that would generate significant amounts of cash.

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

The Company’s Founder  and Chairman of the Board has in the past loaned funds to the Company to provide working capital.  As noted below, in December 2003 the Company’s Founder loaned $1.0 million to the Company.  Currently, the Company does not anticipate any additional loans from the Company’s Founder.

The Company has in the past worked with its insurance carrier to modify the amount and type of collateral required in support of the Company’s workers’ compensation obligations.  In some cases, the Company’s insurance carrier has agreed to reduce letter of credit obligations rather than reduce surety bonds to help support the Company’s cash position.  Reductions to letters of credit increase the Company’s borrowing availability dollar for dollar while reductions to the surety bond do not. The Company’s insurance carrier has, in the past, agreed to review collateral requirements mid-year to determine if a reduction in the collateral requirements is feasible.  Under the terms of the Company’s current insurance policy agreement, effective January 31, 2004 outstanding surety bonds of $9.8 million were reduced to $5.8 million.  Additionally, effective February 29, 2004 the Company’s insurance carrier agreed to reduce the outstanding letters of credit by $1.0 million. Furthermore, the Company’s insurance carrier has agreed to reevaluate collateral requirements in May 2004, which may result in further reduction to the surety bond or letters of credit.  However, in the event of a future potential cash shortfall, there can be no assurance that the Company would be successful in obtaining further reductions to its collateral or letters of credit requirements.

As noted above, in addition to its borrowings under debt facilities, the Company’s liquidity is dependent upon a variety of factors including its operating performance, accounts receivable, the timing of cash inflow and outlays and other economic factors, many of which are outside the control of management.  There can be no assurance that the Company will not face potential cash shortfalls, which, even if for a short period of time, could have a material adverse effect on the Company’s business and financial condition.  If the Company were to experience significant or prolonged cash shortfalls, the Company would need to pursue additional debt or equity financing; however there can be no assurance that such alternatives could be obtained.

General Discussion of Liquidity and Capital Resources

The Company’s traditional use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high . Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.  Historically, the Company has financed its operations primarily through cash generated by operating activities and through various forms of debt and equity financing; however, the Company has also generated cash through other means as discussed above.

Net cash provided by operating activities was $1.0 million for the 12 weeks ended January 24, 2004, and $2.6 million for the 12 weeks ended January 25, 2003.  The higher level of net cash provided by operating activities in the prior year quarter was primarily due to increases in trade accounts receivable collections exceeding new receivables generated through sales of services.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $0.3 million for the 12 weeks ended January 24, 2004 as compared to $0.6 million for the same period in fiscal 2003.  The Company continues to invest in enhancements and upgrades to its computer-based technologies; however, capital expenditures are limited under the terms of its recently amended senior secured debt facilities and cannot exceed $2.5 million for fiscal 2004.

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

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on January 24, 2004 was 11.0%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

On September 25, 2003 the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors.  The note provides for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1.0 million outstanding at any one time.  Principal and interest on advances are due and payable on the earlier of twenty-two business days from the date of the advance or the final maturity date of the draw down note (September 25, 2004), subject to certain restrictions regarding borrowing capacity and compliance with certain covenants in the Company’s senior secured credit facilities.  The interest rate on outstanding advances is equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly.  On December 23, 2003 the Chairman made a $1.0 million advance to the Company under the terms of the note.

On February 12, 2004 the Company completed the sale of its remaining unoccupied corporate headquarters’ for cash proceeds of $1.9 million.  The proceeds were used to pay down outstanding borrowings under the Company’s revolving credit facilities.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal year 2003 and increasing to $750,000 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The Company is contractually required to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  The Company is cash collateralizing its fiscal 2004 policy year through payments totaling $13.8 million, with additional payments of $4.1 million for insurance premiums and expenses..  As of March 8, 2004 the Company has made payments of $8.1 million.  Eight additional monthly payments of $1.2 million are due through the end of fiscal 2004.  All other open policy years are collaterized with $14.3 million of the Company’s outstanding irrevocable letters of credit and the $5.8 million surety bond discussed above.  The Company will also make ongoing cash payments for claims for all open policy years except 2003, which is fully funded (but subject to annual adjustments based on actual losses).

As noted above, the Company and its lending agents executed a fourth amendment to the Company’s Multicurrency Credit Agreement which, among other things, eliminated events of default on an EBITDA covenant as of November 1, 2003 and  through January 24, 2004.  In the event the Company is out of compliance with one or more covenants in the future, there can be no assurance that its lenders would grant a waiver or amendment with respect to those covenants, which could have a significant adverse effect on the Company’s financial condition and operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company’s primary market risk exposure relates to interest rate risk.  At January 24, 2004, the Company’s outstanding debt under variable-rate interest borrowings was approximately $23.9 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.5 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.  The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 12 weeks ended January 24, 2004, the Company’s international operations comprised 22.9% of its revenues and, as of the end of that period, 22.9% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 24, 2004 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 24, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II  Other Information

Item 1.  Legal Proceedings

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003, Synergy Staffing, Inc. (“claimant”) filed a complaint against the Company on March 9, 2000, alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc.  During the Company’s fiscal year 2002, an arbitration panel awarded the claimant $1.4 million for compensatory damages, attorneys’ fees and other related costs.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3.6 million for the estimated cost of the arbitration award, attorney’s fees and related expenses.  On February 11, 2002, the arbitration panel issued an Order Modifying Interim Award, crediting the Company for $800,000 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1.4 million.  As a result of the interim award, the Company determined that $693,000 of the initial estimated liabilities were no longer required, and recorded the reduction in its fourth fiscal quarter of 2002.

The claimant asked the Superior Court to correct and confirm the interim award.  On September 25, 2002, the Court denied the claimant’s motion.  The claimant then filed an appeal of the denial with the appellate court.   On October 21, 2003 the appellate court reversed the Superior Court’s denial of the claimant’s motion.  The Company filed a petition for rehearing, which was denied.  In December 2003, the claimant agreed to a settlement of $930,000 and the Company recorded a charge to earnings in its fiscal 2003 Statement of Operations of $950,000 for the cost of the settlement plus related attorneys’ fees.  The settlement and related fees were paid in the first quarter of fiscal 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.8.20.4	Fourth Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

Current Report on Form 8-K (Items 7 and 12) dated January 7, 2004 filed with the Securities and Exchange Commission on January 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

March 9, 2004	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer