Form 10-Q
period 2004-04-17
WESTAFF INC
filed 2004-06-01
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 17, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 31, 2004

Common Stock, $.01 par value	16,033,229 shares

WESTAFF, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands except per share amounts)

	April 17, 2004	November 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,809	$4,759
Trade accounts receivable, less allowance for doubtful accounts of $827 and $1,067	71,415	74,564
Income taxes receivable	536	536
Prepaid expenses	2,774	2,833
Other current assets	1,211	1,741
Total current assets	77,745	84,433

Property and equipment, net	9,966	12,569
Goodwill, net	11,754	11,687
Other long-term assets	10,830	4,458
Total Assets	$110,295	$113,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$19,311	$25,410
Current portion of capital lease obligations	447	432
Note payable to related party	1,000
Accounts payable	2,169	2,013
Accrued expenses	37,064	34,086
Income taxes payable	387	626
Net liabilities of discontinued operations	437	629
Total current liabilities	60,815	63,196

Note payable to related party	2,000	2,000
Long-term capital lease obligations	377	590
Other long-term liabilities	11,712	11,905
Total liabilities	74,904	77,691

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 16,033 shares at April 17, 2004 and 16, 015 shares at November 1, 2003	160	160
Additional paid-in capital	36,737	36,706
Accumulated retained deficit	(1,185)	(448)
Accumulated other comprehensive loss	(321)	(962)
Total stockholders’ equity	35,391	35,456
Total Liabilities and Stockholders’ Equity	$110,295	$113,147

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 17, 2004	April 19, 2003	April 17, 2004	April 19, 2003

Revenue	$131,172	$116,442	$253,656	$234,275

Costs of services	109,187	96,632	211,024	194,095

Gross profit	21,985	19,810	42,632	40,180

Franchise agents’ share of gross profit	3,985	3,562	7,787	6,973
Selling and administrative expenses	16,228	17,226	32,320	33,114
Depreciation and amortization	1,071	1,310	2,174	2,591

Operating income (loss) from continuing operations	701	(2,288)	351	(2,498)

Interest expense	442	356	914	822
Interest income	(14)	(49)	(34)	(101)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	273	(2,595)	(529)	(3,219)
Provision for income taxes	105	68	208	109

Income (loss) from continuing operations before cumulative effect of change in accounting principle	168	(2,663)	(737)	(3,328)

Income from discontinued operations				316
Cumulative effect of change in accounting principle				(670)

Net income (loss)	$168	$(2,663)	$(737)	$(3,682)

Earnings (loss) per share - basic and diluted:

Continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.17)	$(0.05)	$(0.21)

Discontinued operations	$—	$—	$—	$0.02

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.04)

Net income (loss)	$0.01	$(0.17)	$(0.05)	$(0.23)

Weighted average shares outstanding - basic	16,032	15,994	16,024	15,983
Weighted average shares outstanding - diluted	16,036	15,994	16,024	15,983

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	24 Weeks Ended
	April 17, 2004	April 19, 2003
Cash flows from operating activities
Net loss	$(737)	$(3,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations		(316)
Loss from cumulative effect of change in accounting principle		670
Depreciation and amortization	2,174	2,591
Provision for losses on doubtful accounts	480	291
Gain on sale or disposal of assets	(667)	(9)
Other	(115)	(62)
Changes in assets and liabilities:
Trade accounts receivable	3,603	12,486
Other assets	(4,019)	1,225
Accounts payable and accrued expenses	719	(5,286)
Income taxes payable	(258)	(300)
Other liabilities	221	17

Net cash provided by continuing operations	1,401	7,625
Net cash (used) provided by discontinued operations	(192)	391

Net cash provided by operating activities	1,209	8,016

Cash flows from investing activities
Capital expenditures	(792)	(1,439)
Proceeds from sales of affiliate operations	16	272
Proceeds from sales of assets	1,937	7,386
Other, net	(10)

Net cash provided by investing activities	1,151	6,219

Cash flows from financing activities
Net repayments under line of credit agreements	(6,302)	(9,718)
Principal payments on long-term debt and capital lease obligations	(196)	(4,629)
Proceeds from notes payable to related parties	1,000
Payment of note payable to related party		(1,000)
Payment of debt issuance costs	(67)	(202)
Issuance of common stock	32	43

Net cash used by financing activities	(5,533)	(15,506)

Effect of exchange rate changes on cash	223	17

Net change in cash and cash equivalents	(2,950)	(1,254)
Cash and cash equivalents at beginning of period	4,759	5,484
Cash and cash equivalents at end of period	$1,809	$4,230

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of April 17, 2004 and for the 12 and 24 week periods ended April 17, 2004 and April 19, 2003 are unaudited.

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

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 and 24 week periods ended April 17, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company (see Note 4).  As a result, the Company has classified its medical operations as discontinued operations in these condensed consolidated financial statements and notes thereto.

2.              Stock-based Compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(APB 25), and follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  As all options have been granted at fair value, no compensation cost has been recognized in the financial statements.  The following table represents pro forma net income (loss) and pro forma income (loss) per share had compensation cost been determined using the fair value method:

	12 Weeks Ended		24 Weeks Ended
	April 17, 2004	April 19, 2003	April 17, 2004	April 19, 2003

Net income (loss) as reported	$168	$(2,663)	$(737)	$(3,682)
Stock based compensation determined under the fair value method	(101)	(126)	(207)	(254)

Pro forma net income (loss)	$67	$(2,789)	$(944)	$(3,936)

Income (loss) per common share:
Basic and diluted - as reported	$0.01	$(0.17)	$(0.05)	$(0.23)
Basic and diluted - pro forma	$0.00	$(0.17)	$(0.06)	$(0.25)

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

The change in the carrying amount of goodwill for the 24 weeks ended April 17, 2004 is due to the effect of changes in foreign currency translation rates.

In accordance with SFAS No. 142, no amortization of goodwill was recorded in the 12 and 24 week periods ended April 17, 2004 and April 19, 2003.

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

As of April 17, 2004, the remaining current liabilities of the discontinued medical operations are for estimated pending legal claims of $250, malpractice/liability claims of  $189 and other costs of $2.

	April 17, 2004	November 1, 2003

Current assets (primarily receivables)	$4	15
Current liabilities	(441)	(644)
Net liabilities of discontinued operations	$(437)	$(629)

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500 per claim for fiscal year 2003 and increasing to $750 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The Company is contractually required to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. The Company is cash collateralizing its fiscal 2004 policy year through payments totaling $13,800.  As of April 17, 2004, $8,500 had been paid and is included in long term assets on the Company’s Consolidated Balance Sheet at April 17, 2004.

6.              Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	12 Weeks Ended		24 Weeks Ended
	April 17, 2004	April 19, 2003	April 17, 2004	April 19, 2003

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$168	$(2,663)	$(737)	$(3,328)

Denominator for basic earnings per share - weighted average shares	16,032	15,994	16,024	15,983

Effect of dilutive securities - stock options	4	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,036	15,994	16,024	15,983

Basic and diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$0.01	$(0.17)	$(0.05)	$(0.21)

Anti-dilutive weighted shares excluded from diluted loss per share	1,003	1,102	1,009	1,101

7.              Comprehensive Loss

Comprehensive loss consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 17, 2004	April 19, 2003	April 17, 2004	April 19, 2003

Net income (loss)	$168	$(2,663)	$(737)	$(3,682)
Currency translation adjustments	(234)	24	640	533

Comprehensive loss	$(66)	$(2,639)	$(97)	$(3,149)

8.              Credit Agreement

At fiscal year end November 1, 2003 and through the first fiscal quarter of 2004, the Company was out of compliance with certain financial covenants under its Multicurrency Credit Agreement, including a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  On February 20, 2004, the Company and its lending agents executed a fourth amendment to that agreement.  The amendment allowed certain one-time add-backs to EBITDA for the fiscal period ended November 1, 2003, which corrected the covenant defaults and reset the EBITDA and certain other covenants going forward.  The amendment also required a separate EBITDA covenant calculation for the Company’s domestic operations on a stand-alone basis.  In addition, the amendment reset the reserves which effect the Company’s borrowing capacity, redefined eligible trade accounts receivable for purposes of calculating the US and UK borrowing base, increased the applicable margins on outstanding irrevocable letters of credit by 1.0% and reduced maximum capital expenditures allowed for fiscal 2004 by $1,000.

At April 17, 2004 the Company was in compliance with all covenants under the credit agreement.

9.              Related Party Transactions

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

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2,000.  The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on April 17, 2004 was 11.0%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

The following table summarizes reporting segment data:

	Domestic Business Svcs.	United Kingdom Operations	Other International	Total Continuing Operations

12 Weeks Ended April 17, 2004

Revenue	$102,115	$9,727	$19,330	$131,172
Operating income from continuing operations before cumulative effect of change in accounting principle	$339	$312	$50	$701

12 Weeks Ended April 19, 2003

Revenue	$94,371	$7,167	$14,904	$116,442
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,190)	$192	$(290)	$(2,288)

24 Weeks Ended April 17, 2004

Revenue	$196,553	$18,287	$38,816	$253,656
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(339)	$595	$95	$351

24 Weeks Ended April 19, 2003

Revenue	$190,866	$13,646	$29,763	$234,275
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,266)	$295	$(527)	$(2,498)

11.       Commitments and Contingencies

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

12.       Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46).  FIN 46 provides guidance on identifying variable interest entities and assessing whether or not they should be consolidated.  The Company was required to adopt the Interpretation effective with its fiscal quarter ended April 17, 2004.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in Item 1. “Factors Affecting Future Operating Results” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 1, 2003.  There were no changes to these policies during the 24 week period ended April 17, 2004.

Executive Overview

Revenue for the second quarter of fiscal 2004 grew 12.7% when compared to the second quarter of fiscal 2003.  On a constant currency basis (i.e. excluding the effect of varying exchange rates when translating our international local currency results into US dollars), second quarter revenue grew 8.4% over the prior year quarter.  Domestic revenue is showing signs of sustained growth, and management is cautiously optimistic that a recovery in the U.S. staffing industry has begun as suggested by recent economic data.

Improving gross margins however, remains a challenge at this time - for us and for many other companies in our industry.  Competitive pricing pressures have not eased and the increased costs of doing business, particularly workers’ compensation and state unemployment costs, continue to erode margins and make sustained bottom-line profitability difficult to achieve without continued revenue growth or stringent efforts to control operating costs.

We are continuing to face considerable challenges with our liquidity.  Without sustained revenue growth, higher gross and operating margins, or additional debt or equity financing, we expect to face periods of low cash availability.  The borrowing capacity under our current credit facilities has eased some as a result of the second quarter improvements in operating performance and a recent $2.0 million reduction in our outstanding letters of credit.  However, based on current forecasts and expectations regarding the remainder of fiscal 2004, we believe that we will be required to carefully manage our cash position throughout the year.  Furthermore, if we are unable to achieve our operating forecasts for the year, or if there are unexpected reductions in cash inflows or increases in cash outlays, we may be faced with a cash shortfall which could have a material adverse effect on our business and financial condition.

These and other trends and developments are discussed in further detail in the following Results of Operations, Liquidity and Capital Resources.

Results of Operations

Fiscal Quarter Ended April 17, 2004 compared to Fiscal Quarter Ended April 19, 2003

Total revenue increased $14.7 million or 12.7% for the fiscal quarter of 2004 as compared to the fiscal 2003 quarter.  Domestic revenue increased 8.2%, while international revenue increased 31.7%, largely due to the effect of favorable exchange rates.

The domestic revenue increase is the result of an increase in billed hours of 6.6% coupled with a modest increase in average bill rates of 1.4%.  The growth in domestic billed hours reflects new business as well as increases in volume with various existing customers.  Competitive pricing pressures continue to hinder increases in average bill rates.

Excluding the effect of exchange rate fluctuations, international revenue increased 9.1%, with an increase of 4.8% in billed hours and, on a constant currency basis, an increase in average bill rates of 2.2%.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs.  Costs of services increased $12.6 million, or 13.0%, in the 2004 fiscal quarter as compared to 2003.  Gross margin declined from 17.0% for the second quarter of fiscal 2003 to 16.8% for the same period in 2004.  The margin decline reflects an industry-wide strain on domestic margins due to competitive pressures and escalating workers’ compensation and state unemployment costs.

Domestic workers’ compensation costs were 5.8% of direct labor for the second quarter of fiscal 2004 as compared to 5.4% for the fiscal 2003 quarter.  Unexpected adverse development of open claims and increases in the Company’s incurred but not reported claims can significantly effect the level of accruals needed to cover workers’ compensation costs.  Due to these factors, additional workers’ compensation charges of $0.5 million and $0.6 million were recorded in the second quarters of fiscal 2004 and fiscal 2003, respectively, to adjust the accruals to actuarially determined levels.  Based on current projections, the Company estimates that accrual rates for workers’ compensation costs for the remainder of fiscal 2004 will be in the range of 5.2% to 5.6% of direct labor for its domestic operations.  However, unanticipated adverse loss development trends could require even higher accrual rates than those currently estimated or could result in a need for additional charges to be recorded before the end of the fiscal year.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.0% for the fiscal 2004 quarter and 3.1% for the fiscal 2003 quarter.

Selling and administrative expenses decreased $1.0 million, or 5.8% for the 2004 quarter as compared to the 2003 quarter.  Personnel reductions, office closures and other cost containment measures contributed to this decrease, and were partially offset by higher exchange rates used to translate local currencies of the Company’s international operations’ expenses into US dollars.  In the fiscal 2004 quarter selling and administrative expenses were reduced by a $0.7 million gain on the sale of the former executive headquarters building in Walnut Creek, California.  As a percent of revenue, consolidated selling and administrative expenses decreased from 14.8% in the fiscal 2003 quarter to 12.4% in the current fiscal quarter.

Depreciation and amortization decreased $0.2 million or 18.2%, primarily due to reduced capital expenditures and assets reaching fully depreciated useful lives.

24 Weeks Ended April 17, 2004 compared to 24 Weeks Ended April 19, 2003

On a constant currency basis, fiscal year-to-date revenue growth for 2004 was 4.3% over the same 24-week period in 2003.  Although revenue growth picked up for the second quarter of fiscal 2004 as discussed above, the year-to-date growth is impacted by a reduction in sales for some high-volume government business as noted in several of the Company’s previous filings.

Gross margin for the 24 weeks ended April 17, 2004 was 16.8% as compared to 17.2% for the 2003 period.  The margin decrease reflects the same competitive pricing pressures and increased state unemployment and workers’ compensation costs noted in the fiscal quarter discussion above.  The Company is continuing its focus on increasing margins through adjusting bill rates where feasible, and by marketing its domestic direct hire program.

During fiscal 1999, the Company discontinued its medical operations (Western Medical), principally through a sale to Intrepid U.S.A. (Intrepid). Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.  Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement.  During the first quarter of fiscal 2003, the appeal was settled and Western Medical received additional cost reimbursements.  As a result of the favorable appeal settlement, the Company recognized $0.3 million of income from discontinued operations in the first quarter of fiscal 2003.  Currently, the Company believes it has adequate reserves for remaining estimated liabilities related to the medical business of $0.4 million, which primarily relate to pending legal or malpractice liability claims.  However, if actual resolution costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  During fiscal 2003, the Company performed tests for impairment in accordance with the new standard.   In the initial test under the transitional provisions of SFAS No. 142, the Company determined that an impairment of $670,000 existed in its Australia reporting unit.  In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash provided by operating activities was $1.2 million for the 24 weeks ended April 17, 2004, and $8.0 million for the 24 weeks ended April 19, 2003.  In the 2004 period, cash provided by operating activities was reduced by approximately $6.6 million for payments made to cash collateralize a portion of the Company’s workers’ compensation obligations.  The higher level of net cash provided by operating activities in the prior year quarter was primarily due to increases in trade accounts receivable collections exceeding new receivables generated through sales of services.  As of May 15, 2004, total borrowing availability was $7.4 million, with $2.5 million, $2.1 million and $2.8 million available in the US, UK and Australia, respectively.

The Company has also generated cash in the past through sales and sale/leasebacks of property and equipment, loans from related parties, sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner.  The Company currently believes that it may be unable to raise any significant additional cash through these types of activities.

The US operations have been experiencing periods of low cash availability and have been carefully managing the timing of cash inflows and outlays where possible to help mitigate potential cash shortfalls.  Effective May 24, 2004, the Company negotiated a $2.0 million reduction in the outstanding irrevocable letters of credit which secure its workers’ compensation obligations.  This reduction will improve borrowing capacity in the immediate future.  However, based on current forecasts and expectations for the remainder of fiscal 2004, management believes that the Company may continue to face periods of low cash availability and that it may be reasonably possible that the Company may be unable to meet its working capital requirements without increases in its borrowing capacity under the current credit facilities or additional sources of debt or equity financing.  The Company further estimates that if such additional borrowing capacity or capital is required, the Company would seek a minimum of $3.0 million to $5.0 million to meet working capital requirements through at least the end of fiscal 2004.  Additional capital may be required in fiscal 2005.  While as a result of its evaluation of the current financial markets the Company believes that such additional financing will be readily available, there can be no assurance that the Company will be able to increase its available capital or obtain adequate alternative financing, and if alternative financing were obtained, that the cost of such financing would not have a material adverse effect on its results of operations and financial condition.

At November 1, 2003 and through the first quarter of fiscal 2004, the Company was out of compliance with certain financial covenants under its Multicurrency Credit Agreement, including a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  On February 20, 2004, the Company and its lending agents executed a fourth amendment to the agreement.  The amendment allowed certain one-time addbacks to EBITDA for the fiscal period ended November 1, 2003 and reset the EBITDA and certain other covenants going forward.  The amendment also required a separate EBITDA covenant calculation for the Company’s domestic operations on a stand-alone basis.  In addition, the amendment reset the reserves which affect the Company’s borrowing capacity, redefined eligible trade accounts receivable for purposes of calculating the US and UK borrowing base, increased the applicable margins on outstanding irrevocable letters of credit by 1.0% and reduced maximum capital expenditures allowed for fiscal 2004 by $1.0 million. The amendment also increased borrowing availability in the UK by approximately $2.3 million.

Under the terms of the amended credit agreement, reserves against the US borrowing availability were reset from a reserve of $2.0 million prior to the amendment to a graduating reserve of $0 as of the amendment date to $2.5 million at October 15, 2004 and thereafter.  The amount the Company is entitled to borrow under its amended US revolving credit facility is calculated each day and is dependent on the trade accounts receivable generated from operations which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.

The Company is in compliance with all of its covenants under the credit agreement as of April 17, 2004.  In the event the Company is out of compliance with one or more covenants in the future, there can be no assurance that its lenders would grant a waiver or amendment with respect to those covenants, which could have a significant adverse effect on the Company’s financial condition and operations.

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries.  These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary.  The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK.  During the first 24 weeks of fiscal 2004, the UK utilized cash from operations and excess borrowing capacity to pay dividends to the US totaling $2.7 million.  The US can also request payments on its intercompany loan to Australia, although currently any significant remittances from Australia are restricted under the terms of the Australia credit facility.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $0.8 million for the 24 weeks ended April 17, 2004 as compared to $1.4 million for the same period in fiscal 2003.  The Company continues to invest in enhancements and upgrades to its computer-based technologies; however, capital expenditures are limited under the terms of its amended senior secured debt facilities and cannot exceed $2.5 million for fiscal 2004.

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

On February 12, 2004 the Company completed the sale of its remaining unoccupied corporate headquarters’ building for cash proceeds of $1.9 million.  The proceeds were used to pay down outstanding borrowings under the Company’s revolving credit facilities.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on April 17, 2004 was 11.0%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

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

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal year 2003 and increasing to $750,000 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The Company is contractually required to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  At April 17, 2004 the Company had $14.3 million of outstanding letters of credit and $5.8 million in surety bonds to secure workers compensation obligations for policy years 1992 through 2003.  Effective May 24, 2004, the Company’s insurance carriers reduced the required outstanding letters of credit by $2.0 million and agreed to a $2.0 million reduction in the surety bonds to be effective in July 2004.  The Company is cash collateralizing its fiscal 2004 policy year through payments totaling $13.8 million, with additional payments of $4.1 million for insurance premiums and expenses.  As of May 31, 2004 the Company has made payments of $11.7 million.  Five additional monthly payments of $1.2 million are due through the end of fiscal 2004.   The Company will also make ongoing cash payments for claims for all open policy years except 2003, which is fully funded, although subject to annual retroactive premium adjustments based on actual claims activity

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company’s primary market risk exposure relates to interest rate risk.  At April 17, 2004, the Company’s outstanding debt under variable-rate interest borrowings was approximately $22.3 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.3 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.  The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 24 weeks ended April 17, 2004, the Company’s international operations comprised 22.5% of its revenue and, as of the end of that period, 21.5% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United

Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 17, 2004 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended April 17, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003, and the Company’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2004, Synergy Staffing, Inc. (“claimant”) filed a complaint against the Company on March 9, 2000, alleging, among other things, that they were fraudulently induced to sell the assets of The Personnel Connection, Inc.  During the Company’s fiscal year 2002, an arbitration panel awarded the claimant $1.4 million for compensatory damages, attorneys’ fees and other related costs.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3.6 million for the estimated cost of the arbitration award, attorney’s fees and related expenses.  On February 11, 2002, the arbitration panel issued an Order Modifying Interim Award, crediting the Company for $800,000 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1.4 million.  As a result of the interim award, the Company determined that $693,000 of the initial estimated liabilities were no longer required, and recorded the reduction in its fourth fiscal quarter of 2002.

The claimant asked the Superior Court to correct and confirm the interim award.  On September 25, 2002, the Court denied the plaintiff’s motion.  The claimant then filed an appeal of the denial with the appellate court.   On October 21, 2003 the appellate court reversed the Superior Court’s denial of the claimant’s motion.  The Company filed a petition for rehearing, which was denied.  In December 2003, the claimant agreed to a settlement of $930,000 and the Company recorded a charge to earnings in the fourth quarter of its fiscal 2003 Statement of Operations of $950,000 for the cost of the settlement plus related attorneys’ fees.  The settlement and related fees were paid in the first quarter of fiscal 2004.

Except as disclosed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

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

(b)            Reports on Form 8-K

Current Report on Form 8-K (Items 5 and 7) dated February 2, 2004 filed with the Securities and Exchange Commission on February 2, 4004.

Current Report on Form 8-K (Items 5 and 7) dated February 20, 2004 filed with the Securities and Exchange Commission on February 23, 4004.

Current Report on Form 8-K (Items 5 and 7) dated February 24, 2004 filed with the Securities and Exchange Commission on February 25, 4004.

Current Report on Form 8-K (Items 5 and 7) dated March 1, 2004 filed with the Securities and Exchange Commission on March 2, 4004.

Current Report on Form 8-K (Items 5 and 7) dated March 5, 2004 filed with the Securities and Exchange Commission on March 8, 4004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

June 1, 2004	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer