Form 10-Q
period 2004-07-10
WESTAFF INC
filed 2004-08-24
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 10, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 23, 2004

Common Stock, $.01 par value	16,047,167 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.     Financial Information

Item 1.    Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	July 10, 2004	November 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$3,445	$4,759
Trade accounts receivable, less allowance for doubtful accounts of $1,051 and $1,067	77,329	74,564
Income taxes receivable	528	536
Prepaid expenses	2,893	2,833
Other current assets	1,221	1,741
Total current assets	85,416	84,433

Property and equipment, net	9,464	12,569
Goodwill, net	11,716	11,687
Other long-term assets	12,439	4,458
Total Assets	$119,035	$113,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$23,012	$25,410
Current portion of capital lease obligations	455	432
Note payable to related party	1,000
Accounts payable	2,278	2,013
Accrued expenses	40,478	34,086
Income taxes payable	567	626
Net liabilities of discontinued operations	248	629
Total current liabilities	68,038	63,196

Note payable to related party	2,000	2,000
Long-term capital lease obligations	270	590
Other long-term liabilities	11,598	11,905
Total liabilities	81,906	77,691

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 16,033 shares at July 10, 2004 and 16, 015 shares at November 1, 2003	160	160
Additional paid-in capital	36,737	36,706
Retained earnings (accumulated retained deficit)	570	(448)
Accumulated other comprehensive loss	(338)	(962)
Total stockholders’ equity	37,129	35,456
Total Liabilities and Stockholders’ Equity	$119,035	$113,147

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended		36 Weeks Ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003

Revenue	$142,266	$117,149	$395,922	$351,424

Costs of services	117,639	96,479	328,663	290,573

Gross profit	24,627	20,670	67,259	60,851

Franchise agents’ share of gross profit	4,313	3,699	12,099	10,673
Selling and administrative expenses	16,890	16,043	49,211	49,157
Depreciation and amortization	1,026	1,317	3,199	3,907

Operating income (loss) from continuing operations	2,398	(389)	2,750	(2,886)

Interest expense	510	374	1,425	1,196
Interest income	(24)	(39)	(58)	(140)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1,912	(724)	1,383	(3,942)
Provision for income taxes	307	123	515	232

Income (loss) from continuing operations before cumulative effect of change in accounting principle	1,605	(847)	868	(4,174)

Income from discontinued operations	150		150	316
Cumulative effect of change in accounting principle				(670)

Net income (loss)	$1,755	$(847)	$1,018	$(4,528)

Earnings (loss) per share - basic and diluted:

Continuing operations before cumulative effect of change in accounting principle	$0.10	$(0.05)	$0.05	$(0.26)

Discontinued operations	$0.01	$—	$0.01	$0.02

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.04)

Net income (loss)	$0.11	$(0.05)	$0.06	$(0.28)

Weighted average shares outstanding - basic	16,033	15,995	16,027	15,987
Weigthed average shares outstanding - diluted	16,068	15,995	16,033	15,987

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	36 Weeks Ended
	July 10, 2004	July 12, 2003
Cash flows from operating activities
Net income (loss)	$1,018	$(4,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(150)	(316)
Loss from cumulative effect of change in accounting principle		670
Depreciation and amortization	3,199	3,907
Provision for losses on doubtful accounts	782	375
(Gain) loss on sale or disposal of assets	(677)	9
Income from sale of affiliate operations	(16)
Other	(148)	(109)
Changes in assets and liabilities:
Trade accounts receivable	(2,545)	10,860
Other assets	(7,750)	(1,731)
Accounts payable and accrued expenses	5,977	688
Income taxes payable	(77)	(244)
Other liabilities	282	(4,491)

Net cash (used) provided by continuing operations	(105)	5,090
Net cash (used) provided by discontinued operations	(231)	393

Net cash (used) provided by operating activities	(336)	5,483

Cash flows from investing activities
Capital expenditures	(1,291)	(2,245)
Proceeds from sales of affiliate operations	26	272
Proceeds from sales of assets	1,938	7,386
Other	26	38

Net cash provided by investing activities	699	5,451

Cash flows from financing activities
Net repayments under line of credit agreements	(2,560)	(5,799)
Principal payments on long-term debt and capital lease obligations	(296)	(4,722)
Proceeds from notes payable to related parties	1,000
Payment of note payable to related party		(1,000)
Payment of debt issuance costs	(121)	(357)
Proceeds from issuance of common stock	32	43

Net cash used by financing activities	(1,945)	(11,835)

Effect of exchange rate changes on cash	268	64

Net change in cash and cash equivalents	(1,314)	(837)
Cash and cash equivalents at beginning of period	4,759	5,484
Cash and cash equivalents at end of period	$3,445	$4,647

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of July 10, 2004 and for the 12 and 36 week periods ended July 10, 2004 and July 12, 2003 are unaudited.

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

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 and 36 week periods ended July 10, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

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

	12 Weeks Ended		36 Weeks Ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003

Net income (loss) as reported	$1,755	$(847)	$1,018	$(4,528)
Stock based compensation determined under the fair value method	(102)	(128)	(310)	(382)

Pro forma net income (loss)	$1,653	$(975)	$708	$(4,910)

Income (loss) per common share:
Basic and diluted - as reported	$0.11	$(0.05)	$0.06	$(0.28)
Basic and diluted - pro forma	$0.10	$(0.06)	$0.04	$(0.31)

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

The change in the carrying amount of goodwill for the 36 weeks ended July 10, 2004 is due to the effect of changes in foreign currency translation rates.

In accordance with SFAS No. 142, no amortization of goodwill was recorded in the 12 and 36 week periods ended July 10, 2004 and July 12, 2003.

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

During the third quarter of 2004, the Company resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims.  As a result, income from discontinued operations of $150 was recognized and is reflected on the Statements of Operations for the 12 and 36 weeks ended July 10, 2004.

As of July 10, 2004, the remaining current liabilities of the discontinued medical operations are for settled but unpaid legal claims of $175, malpractice/liability claims of $70 and other costs of $3.

	July 10, 2004	November 1, 2003

Current assets		$15
Current liabilities	(248)	(644)
Net liabilities of discontinued operations	$(248)	$(629)

5.     Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’

compensation claims ($500 per claim for fiscal year 2003 and increasing to $750 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. In addition to premium and claim payments, the Company is cash collateralizing its fiscal 2004 policy year through payments totaling $13,800.  As of July 10, 2004, $10,300 had been paid and is included in long term assets on the Company’s Consolidated Balance Sheet at July 10, 2004.

6.     Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	12 Weeks Ended		36 Weeks Ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$1,605	$(847)	$868	$(4,174)

Denominator for basic earnings per share - weighted average shares	16,033	15,995	16,027	15,987

Effect of dilutive securities - stock options	35	—	6	—
Denominator for diluted earngs per share - adjusted weighted average shares and assumed conversions	16,068	15,995	16,033	15,987

Basic and diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$0.10	$(0.05)	$0.05	$(0.26)

Anti-dilutive weighted shares excluded from diluted earnings (loss) per share	422	1,075	999	1,083

7.     Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following

	12 Weeks Ended		36 Weeks Ended
	July 10, 2004	July 12, 2003	July 10, 2004	July 12, 2003

Net income (loss)	$1,755	$(847)	$1,018	$(4,528)
Currency translation adjustments	(17)	474	624	1,007
Comprehensive income (loss)	$1,738	$(373)	$1,642	$(3,521)

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

At July 10, 2004 the Company was in compliance with all covenants under the credit agreement.

Effective July 31, 2004 the Company and its lenders executed a fifth amendment to the Multicurrency Credit Agreement. The amendment increased the eligible collateral that may be used for the Company’s borrowing base and eliminated certain reserves against the borrowing availability.  Additionally, the amendment reset consolidated minimum EBITDA covenants, eliminated the requirement for a separate EBITDA covenant calculation for domestic operations, reduced the range of margins on bank borrowings and outstanding letters of credit and increased allowable capital expenditures for fiscal 2004 to $5,000.

9.     Related Party Transactions

On September 25, 2003 the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors.  The note provides for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1,000 outstanding at any one time.  Principal and interest on advances are due and payable on the earlier of twenty-two business days from the date of the advance or the final maturity date of the draw down note (September 25, 2004), subject to certain restrictions regarding borrowing capacity and compliance with certain covenants in the Company’s senior secured credit facilities.  The interest rate on outstanding advances is equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly. On December 23, 2003 the Chairman made a $1,000 advance to the Company under the terms of the note.  The advance plus accrued interest was repaid on August 3, 2004.

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of

$2,000.  The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on July 10, 2004 was 11.25%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.  Operating Segments

The following table summarizes reporting segment data:

	Domestic Business Svcs.	United Kingdom Operations	Other International	Total Continuing Operations

12 Weeks Ended July 10, 2004

Revenue	$111,852	$10,726	$19,688	$142,266
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$1,277	$829	$292	$2,398

12 Weeks Ended July 12, 2003

Revenue	$92,940	$8,111	$16,098	$117,149
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(659)	$368	$(98)	$(389)

36 Weeks Ended July 10, 2004

Revenue	$308,405	$29,013	$58,504	$395,922
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$939	$1,424	$387	$2,750

36 Weeks Ended July 12, 2003

Revenue	$283,806	$21,757	$45,861	$351,424
Operating income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2,926)	$664	$(624)	$(2,886)

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 1, 2003.  There were no changes to these policies during the 36 week period ended July 10, 2004.

Executive Overview

With a better than 21% increase in revenue this quarter compared to the third quarter of fiscal 2003, this fiscal quarter’s results have exceeded our expectations. The quarter’s revenue is the highest for a third quarter since fiscal 2000.  Domestic revenue is up over 20% from the prior year quarter with double-digit growth in each of our three geographic zones. We are encouraged by recent domestic economic data that suggests a moderate, but perhaps sustainable recovery in the temporary staffing industry.  Our weekly domestic revenue has shown a steadily increasing trend since March, though the increases for the first four weeks of our fourth quarter are trending slightly downward to about 15% ahead of last year.  Our international operations are continuing their strong sales growth, and on a constant currency basis have reported a solid 15.8% revenue increase over the fiscal 2003 third quarter.  We currently expect that the year over year revenue increase for the fourth quarter will be in the range of 11% to 14%.

Gross margins for the domestic staffing industry in general remain undermined by higher relative workers’ compensation and state unemployment costs and continued competitive pricing pressures.  While our domestic margins have been affected by these issues as well, our consolidated margins have increased from 16.8% and 16.7% in the first and second quarters of this year to 17.3% in the third quarter.  We are maintaining our focus on growing our direct hire business, particularly in the U.S., as one approach to increase margins. We are enjoying our highest operating income for a 12-week quarter since the second quarter of fiscal 2000.  This is primarily because we remain very prudent with our selling and administrative expenditures to drive bottom line profitability.

In addition to our positive news regarding sales and profitability, we are pleased to report the execution of a fifth amendment to our credit agreement.  Largely made possible because of our favorable operating results in recent months, the amendment reduces and/or eliminates certain restrictions on our borrowing capacity.  As of the July 31, 2004 effective date, we immediately increased our borrowing availability by $7.6 million dollars.  While we continue to evaluate additional opportunities to improve our financial condition, the increased borrowing capacity alleviates many of the liquidity concerns we reported in our first and second quarterly reports this year and in our fiscal 2003 annual report.  We currently believe that we will be able to meet our working capital needs for the foreseeable future.

Results of Operations

Fiscal Quarter Ended July 10, 2004 compared to Fiscal Quarter Ended July 12, 2003

Total revenue increased $25.1 million or 21.4% for the fiscal quarter of 2004 as compared to the fiscal 2003 quarter.  Domestic revenue increased 20.3%, while international revenue increased 25.6%, assisted by the effect of favorable exchange rates.

The domestic revenue increase is the result of an increase in billed hours of 18.5% coupled with a modest increase in average bill rates of 1.2%.  The growth in domestic billed hours reflects new business as well as increases in volume with various existing customers.  Combined revenue from the top five domestic customers for the current quarter increased over 50% when compared to revenue for these same customers for the third quarter of fiscal 2003.

Excluding the effect of exchange rate fluctuations, international revenue increased 15.8%, with an increase of 12.6% in billed hours and, on a constant currency basis, an increase in average bill rates of 2.5%.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs.  Costs of services increased $21.2 million, or 21.9%, in the 2004 fiscal quarter as compared to 2003.  Gross margin declined from 17.6% for the third quarter of fiscal 2003 to 17.3% for the current quarter, although improved from the fiscal 2004 first and second quarter margins of 16.8% and 16.7%, respectively.  The margin decline when compared to the fiscal 2003 quarter, reflects a continuing industry-wide strain on domestic margins due to competitive pressures and higher relative state unemployment and workers’ compensation costs.  As a percent of direct labor, domestic state unemployment rates increased 0.6 percentage points and workers’ compensation rates increased 0.2 percentage points, over the fiscal 2003 quarter rates.

The Company’s workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing. Unexpected adverse development of open claims and increases in the Company’s incurred but not reported claims can also significantly affect the level of accruals needed to cover workers’ compensation costs.  The Company reviews interim and annual actuarial estimates and monitors claim activity to ensure that accruals remain appropriate in light of loss trends.  Based on current projections, the Company estimates that accrual rates for workers’ compensation costs for the remainder of fiscal 2004 will be in the range of 5.2% to 5.6% of direct labor for its domestic operations.  However, unanticipated adverse loss development trends could result in a need for additional charges to be recorded before the end of the fiscal year resulting in higher accrual rates than those currently estimated.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.0% for the fiscal 2004 quarter and 3.2% for the fiscal 2003 quarter.

 Selling and administrative expenses increased $0.8 million, or 5.3% for the 2004 quarter as compared to the 2003 quarter primarily due to higher exchange rates used to translate international local currency expenses into U.S. dollars.  As a percentage of revenue these expenses decreased from 13.7% to 11.9% as a result of the Company’s generating higher revenue in the current quarter while maintaining approximately the same selling and administrative expenditure level as in the prior year quarter.

Depreciation and amortization decreased $0.3 million or 22.1%, primarily due to reduced capital expenditures and assets becoming fully depreciated.

During the third quarter of 2004, the Company resolved certain significant legal and liability claims related to its discontinued medical operations and evaluated future risks associated with remaining pending claims.  As a result, income from discontinued operations of $150,000 was recognized and is reflected on the Statements of Operations for the 12 and 36 weeks ended July 10, 2004.

36 Weeks Ended July 10, 2004 compared to 36 Weeks Ended July 12, 2003

On a constant currency basis, fiscal year-to-date revenue growth for 2004 was 9.3% over the same 36-week period in 2003.  Gross margin for the 36 weeks ended July 10, 2004 was 17.0% as compared to 17.3% for the 2003 period. The Company’s gross margin can be appreciably affected by its high volume national account agreements that tend to carry lower gross margins than other accounts.  The Company is continuing its focus on improving margins through adjusting bill rates where feasible, and by marketing its direct hire programs.

As a percent of revenue, selling and administrative expenses decreased from 14.0% in fiscal 2003 to 12.4% in fiscal 2004.  Included in the fiscal 2004 selling and administrative expenses is a $0.7 million gain on the sale of the Company’s remaining corporate building.

During fiscal 1999, the Company discontinued its medical operations (Western Medical). In the first quarter of fiscal 2003, an appeal of Western Medical’s 1996 Medicare cost report was settled and Western Medical received additional cost reimbursements.  As a result of the favorable settlement, the Company recognized $0.3 million of income from discontinued operations in the first quarter of fiscal 2003.  As noted in the above fiscal quarter discussion, the Company also recognized $150,000 of income from these discontinued operations in the third quarter of fiscal 2004 primarily as a result of favorable progress with respect to legal and liability claims settlements.  Currently, the Company believes it has adequate reserves for remaining estimated liabilities related to the medical business of $0.2 million; however, if actual resolution costs differ from those estimated by management, the Company would record additional losses or gains in future periods.

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  During fiscal 2003, the Company performed tests for impairment in accordance with the new standard.  In the initial test under the transitional provisions of SFAS No. 142, the Company determined that an impairment of $670,000 existed in its Australia reporting unit.  In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the first fiscal quarter of 2003.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash used by operating activities was $0.3 million for the 36 weeks ended July 10, 2004 compared to net cash provided by operating activities of $5.5 million for the 36 weeks ended July 12, 2003.  In the current year, cash payments of $10.7 million , primarily for collateral for the Company’s workers’ compensation obligations, along with higher trade receivable balances generated by current sales, more than offset non-cash charges and increases in accounts payable and accrued expenses.

At November 1, 2003 and through the first quarter of fiscal 2004, the Company was out of compliance with certain financial covenants under its Multicurrency Credit Agreement, including a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  In February 2004 a fourth amendment to the agreement was executed which, among other things, allowed certain one-time addbacks to EBITDA for the fiscal period ended November 1, 2003.  During the second and third quarters of fiscal 2004, the Company was in compliance with all covenants in the amended agreement. However, as discussed in the Company’s second quarter Form 10-Q for the period ended April 17, 2004, the Company’s U.S. operations were experiencing periods of low cash availability.

 Effective July 31, 2004, the Company and the lenders executed a fifth amendment to the Multicurrency Credit Agreement.  The amendment increased the eligible trade accounts receivable the Company uses in calculating the amount it is allowed to borrow, and eliminated previously in-place reserves that had reduced the available borrowings.  As of August 7, 2004 the Company had $24.7 million outstanding under its credit facilities with available borrowing capacity of $17.6 million consisting of $10.1 million for the U.S. operations, $4.2 million for the U.K. operations and $3.3 million for the Australia operations.  This represents a significant increase in availability compared to prior 2004 periods.  In addition, the amendment lowered the range of margins on bank borrowings and outstanding irrevocable letters of credit, reset the consolidated EBITDA covenant going forward and increased allowable capital expenditures for the fiscal 2004 year to $5.0 million.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on July 10, 2004 was 11.25%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

On September 25, 2003 the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors.  The note provides for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1.0 million outstanding at any one time.  Principal and interest on advances are due and payable on the earlier of twenty-two business days from the date of the advance or the final maturity date of the draw down note, September 25, 2004.  On December 23, 2003 the Chairman made a $1.0 million advance to the Company under the terms of the note. The advance plus accrued interest was repaid on August 3, 2004.  The Company currently does not anticipate requesting any further advances before the note’s maturity date.

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries.  These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary.  The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK.  During the first 36 weeks of fiscal 2004, the UK utilized cash from operations and excess borrowing capacity to pay dividends to the US totaling $2.7 million.  The US can also request repayments on its intercompany loan to Australia, although any significant remittances from Australia are currently restricted under the terms of the Australia credit facility.  However, as a result of positive operating performance in Australia in recent months, the Company currently believes these restrictions may be reduced or eliminated during the fourth quarter of fiscal 2004.

The Company has generated cash in the past through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner, and through sales and sale/leasebacks of property and equipment. On February 12, 2004 the Company completed the sale of its remaining unoccupied corporate headquarters’ building for cash proceeds of $1.9 million.  The proceeds were used to pay down outstanding borrowings under the Company’s revolving credit facilities.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $1.3 million for the 36 weeks ended July 10, 2004.  The Company continues to invest in enhancements and upgrades to its computer-based technologies.  On August 19, 2004 the Company entered into a license agreement for new back-office systems.  Capital expenditures for this system are expected to be in the range of $2 million to $3 million during the fourth quarter of fiscal 2004.  The Company’s credit agreement currently allows up to a maximum of $6 million in capital expenditures for fiscal 2005.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal year 2003 and increasing to $750,000 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable letters of credit, surety bonds or cash.  At July 10, 2004 the Company had $12.3 million of outstanding letters of credit and $5.8 million in surety bonds to secure workers compensation obligations for policy years 1992 through 2003.  The Company is cash collateralizing its fiscal 2004 policy year through payments totaling $13.8 million, with additional payments of $4.1 million for insurance premiums and expenses.  As of August 16, 2004 the Company has made payments of $15.5 million.  Two additional monthly payments of $1.2 million each are due through the end of fiscal 2004.  The Company will also make ongoing cash payments for claims for all open policy years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity.  The Company anticipates reducing its outstanding surety bonds by $2.0 million in the fourth quarter of fiscal 2004.

The Company continues to evaluate other opportunities to further strengthen its financial position, including a potential restructuring of its workers’ compensation collateral arrangements. However, the Company believes that the additional borrowing capacity provided under the amended credit agreement, together with cash generated through its improving operating performance, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company’s primary market risk exposure relates to interest rate risk.  At July 10, 2004, the Company’s outstanding debt under variable-rate interest borrowings was approximately $26.0 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.4 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.  The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 36 weeks ended July 10, 2004, the Company’s international operations comprised 22.1% of its revenue and, as of the end of that period, 21.1% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 10, 2004 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended July 10, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 1.           Legal Proceedings

The Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with or named as a defendant in lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 19, 2004, Dwight S. Pedersen was elected as Class II director to serve for a three-year term until his successor is elected and qualified.  The voting was as follows:

Votes For:	14,625,680
Votes Withheld:	742,441

The terms of W. Robert Stover and Janet M. Brady as Class III directors will continue until the Company’s 2005 annual meeting of stockholders.  The terms of Jack D. Samuelson and Ronald D. Stevens as Class I directors will continue until the Company’s 2006 annual meeting of stockholders.

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.3.5.2	Second Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom
	10.3.8.4	Second Amendment to Employment Agreement By and Among Westaff Support, Inc., Westaff, Inc., and Dwight S. Pedersen
	10.8.20.5	Fifth Amendment to Multicurrency Credit Agreement and Consent of Guarantors
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K (Items 7 and 12) dated May 26, 2004 filed with the Securities and Exchange Commission on May 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

August 24, 2004	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer