Form 10-K
period 2004-10-30
WESTAFF INC
filed 2005-01-28
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 30, 2004

Commission File Number 000-24990

WESTAFF, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

94-1266151

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

298 NORTH WIGET LANE, WALNUT CREEK, CA 94598-2453

(Address of principal executive offices, including zip code)

(925) 930-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates based upon the last sales price for the registrant’s common stock on the Nasdaq National Market on April 16, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,652,690.

As of January 27, 2005, the Registrant had outstanding 16,050,812 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K Report.

INDEX

WESTAFF, INC.

PART I

Cautionary Note

This Annual Report contains forward-looking statements that involve risks and uncertainties regarding Westaff, Inc. (the “Company”). As discussed in greater detail under “Cautionary Statement” in Item 7, such statements are identified by terms expressing the Company’s future expectations or projections. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including those set forth under the heading “Factors Affecting Future Operating Results” beginning on page 9  below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. Forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update or revise such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by applicable laws and regulations. This Form 10-K for the fiscal year ended October 30, 2004, contains service marks of the Company.

ITEM 1. BUSINESS.

General

The Company provides temporary staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States and selected international markets. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of temporary staffing solutions, including direct hire, replacement, supplemental and on-site programs to businesses and government agencies. The Company’s primary focus is on recruiting and placing temporary light industrial and clerical/administrative personnel. The Company has over 50 years of experience in the staffing industry and, as of October 30, 2004, operated through 256 offices in 44 states and five foreign countries. As of October 30, 2004, 73% of these offices were owned by the Company and 27% were operated by franchise agents and a licensee.

The Company was founded in 1948 and incorporated in California in 1954.  In October 1995, the Company reincorporated in Delaware. The Company’s corporate name was changed to Westaff, Inc. in September 1998. The Company’s executive offices are located at 298 North Wiget Lane, Walnut Creek, California 94598-2453, and its telephone number is (925) 930-5300. The Company transacts business through its subsidiaries, the largest of which is Westaff (USA), Inc., a California corporation, which is the primary operating entity.

During fiscal 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc., a wholly-owned subsidiary of the Company. As a result, the Company has classified its medical operations as discontinued operations in the Company’s consolidated financial statements and provides a separate discussion of the medical operations in this Business section.

References in this Form 10-K to (i) the “Company,” the “Registrant” or “Westaff” refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) “franchise agents” refer to the Company’s franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and handling collection matters upon request, but otherwise refer to the Company’s franchisees in their roles as independent contractors of the Company.

Services

The Company’s service offerings are focused primarily on placing temporary light industrial and clerical/administrative staffing personnel and providing direct hire services.

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

Direct Hire Services. Direct hire services are typically contingent, fee-based services to recruit and fill regular staff positions for customers.  These services include locating, screening and assessing candidates on behalf of customers.  If the candidate is hired by the customer, the Company is generally paid a contingent fee based on a percentage of the annual starting compensation for the candidate placed.

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

The Company also provides other services within the light industrial and clerical/administrative staffing market such as temp-to-hire services, payrolling, on-site and on-location services, and other professional services including skills and behavioral assessments and coordination of drug testing and background checking:

•Temp-to-hire services represent the placement of temporary staff with a customer with the option to convert the   temporary staff to a regular customer employee at a later date.

•Payrolling typically involves the transfer of a customer’s short-term seasonal or special use employees to the Company’s payroll for a designated period.

•On-site programs provide administrative services for the Company’s customers such as coordinating all temporary staffing services throughout a customer’s location, including skills assessment and training.

•On-location programs provide for an independent branch office located at the customer’s facility. They are typically intended for large non-seasonal accounts with more than $500,000 in annual revenue. The branch office is typically staffed by at least one manager-level employee.

Both on-site and on-location relationships provide customers with dedicated account management which can more effectively meet the customer’s changing staffing needs with high quality, consistent service. These programs tend to have comparatively lower operating expenses and relatively longer customer relationships.

To complement its service offerings, the Company utilizes a number of tools focused on increasing the pool of qualified candidates using advanced selection procedures for potential candidates (Talent Trak®) as well as technology-based management services that allow clients to maximize workforce productivity (Time Trak®). The Company believes that these tools enhance its competitive edge and position it to more effectively pursue high growth market niches such as financial services, customer interaction centers and high end administrative placement.

Talent Trak®.  To ensure high quality placements for customers and employees, Westaff uses Talent Trak® to strengthen the quality of its selection process. This comprehensive selection process includes flexible recruiting methods, interviewing and reference checking. Westaff conducts advanced skills and behavioral assessments using Talent Trak®, and also provides the option for both background and drug testing that can be customized to meet a customer’s specific needs.

Time Trak®.  This tool provides customers with a web-based management system to assist in maximizing workforce productivity. Time Trak®  is a flexible system allowing customers access to information to track a variety of performance measurements such as workforce hours, labor costs, attendance and staff performance. Time Trak® also includes features to automate timecard and payroll processing.

Markets

The Company provides temporary staffing services primarily in “secondary markets”, as well as in the downtown areas of certain “primary markets” in the United States and selected international markets.

The Company’s strategy is to capitalize on its presence in secondary markets and to build market share by targeting small to medium-sized customers, including divisions of Fortune 500 companies. The Company believes that in many cases, such markets are less competitive and less costly to operate in than in the more central areas of primary markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, the Company believes that secondary markets are more likely to provide the opportunity to sell retail and recurring business that is characterized by relatively higher gross margins.

The Company augments this concentration on secondary markets by also focusing on national contracts with customers having a large presence in these marketplaces. Such accounts include large clients in multiple locations supported by a dedicated corporate-level business relationship manager. The Company currently has existing national accounts across many different business sectors such as manufacturing, government, financial services, technology and communications. The Company maintains a professional sales team that services and leverages existing relationships to retain and grow these accounts. In addition, the Company continues to develop aggressive marketing programs to target and acquire additional clients that fit the Westaff branch system footprint. The Company believes that its geographic alignment allows it to effectively compete for some of these national contracts.

The Company markets its temporary staffing services to local and regional customers through a network of Company-owned and franchise agent offices, as well as through its on-site and on-location service locations and through one licensed office. The Company’s national marketing campaigns are coordinated through its corporate headquarters in cooperation with US field offices. Marketing efforts for regional and international markets are conducted at the local level. New customers are developed by the field offices primarily through direct sales efforts and referrals. The Company has a robust targeted marketing program and a consultative sales process that includes telemarketing and e-mail marketing.

Recruiting

The Company believes that a key component of its success is the ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable and appropriate positions. The Company uses comprehensive methods to identify, assess, select and, when appropriate, measure the skills of its temporary employees to meet the needs of its customers. The Company believes one of its key competitive advantages in attracting and retaining temporary light industrial and clerical/administrative staffing personnel is its payroll system, which provides it with the ability to print payroll checks at virtually all of its branch offices within 24 hours after receipt of a timecard. Most Company-owned offices offer temporary employees a benefit package, including a service bonus and holiday pay. Franchise agent offices have the option to offer this benefit. All eligible temporary employees have the option to participate in the Company’s 401(k) plan and discounted employee stock purchase plan.

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

As of October 30, 2004, the Company operated through a network of 256 offices in 44 states and five foreign countries. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company’s operations are decentralized, with branch/market, district/regional and zone managers and franchise agents enjoying considerable autonomy in hiring, determining business mix and advertising.

The following table sets forth information as to the number of offices in operation as of the dates indicated.

	Oct. 30, 2000	Nov. 3, 2001	Nov. 2, 2002	Nov. 1, 2003	Oct. 30, 2004
Number of Offices by Ownership (1):
Company-owned	257	254	217	197	187
Franchise agent	81	85	77	72	68
Licensed	16	10	5	1	1
Total	354	349	299	270	256

Number of Offices by Location (1):
Domestic	299	291	246	221	207
International	55	58	53	49	49
Total	354	349	299	270	256

(1)   Excludes Company-owned recruiting offices.

Company-Owned Offices. Employees of each Company-owned office typically report to a branch or market manager who is responsible for day-to-day operations and the profitability of a market that consists of one to several offices. Branch or market managers typically report to district or regional managers. District managers, regional managers and zone sales managers typically report to zone managers.  As of December 31, 2004, there were three zone managers, three zone sales managers, six regional managers and nine district managers. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as market, district, regional, zone sales and zone managers. These plans are designed to motivate employees to maximize the growth and profitability of their offices. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in a creative and committed team.

Franchise Agent Offices. The Company’s franchise agents have the exclusive right by contract to sell certain of the Company’s services and to use the Company’s service marks, business names and systems in a specified geographic territory.

The Company’s franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of October 30, 2004, the Company’s 36 franchise agents operated 68 franchise agent offices. Sales generated by franchise agent operations and related costs are included in the Company’s consolidated revenue and costs of services, respectively, and during fiscal 2002, 2003, and 2004 franchise agent sales represented 24.1%, 26.4%, and 28.4% respectively, of the Company’s revenue.

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

Franchise agents are required to follow the Company’s operating procedures and standards in recruiting, screening, classifying and retaining temporary personnel.

Licensed Offices.  As of October 30, 2004, one licensee operated one licensed office. The Company is no longer offering the license program. The licensee is the employer of the temporary employees and the owner of the customer accounts receivable. The Company finances the licensees’ temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees’ accounts receivable, tangible and intangible assets, and the license agreement. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of Bank of America, N.A. plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits. Licensees are required to operate within the framework of the Company’s policies and standards, but must obtain their own workers’ compensation, liability, fidelity bonding and state unemployment insurance coverage, which determines their payroll costs.

The Company’s franchise and license agreements have an initial term of five years and are renewable for multiple five-year terms. The agreements generally contain two-year non-competition covenants which the Company vigorously seeks to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by the Company following termination of certain franchise agent and license agreements. In the past five fiscal years, the Company has commenced one action to enforce the non-competition covenants, which was resolved in the Company’s favor.

The Company’s sale of franchises and licenses is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. The Company has either registered, or been exempted from registration, in 13 of the 15 states that require registration in order to offer franchises or licenses. In two of the 15 states, the Company has not yet sought registration and is therefore not currently authorized to offer franchise arrangements.

For financial information about operating segments for fiscal years 2002, 2003 and 2004, see Note 15 to the consolidated financial statements included in this Annual Report.

Seasonality

The Company has experienced significant fluctuations in its operating results and anticipates that these fluctuations may continue. Operating results may fluctuate due to a number of factors, including the demand for the Company’s services, the level of competition within its markets, the Company’s ability to increase the productivity of its existing offices, control costs and expand operations and the availability of qualified temporary personnel. In addition, the Company’s results of operations could be, and have in the past been, adversely affected by severe weather conditions. The Company’s fourth fiscal quarter consists of 16 or 17 weeks, while its first, second and third fiscal quarters consist of 12 weeks each. Moreover, the Company’s results of operations have also historically been subject to seasonal fluctuations. Demand for temporary staffing historically has been greatest during the Company’s fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector.

Customers

The Company services small and medium sized companies as well as divisions of Fortune 500 companies and local, state and federal government agencies. As is common in the temporary staffing industry, the Company’s engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2004, no single customer accounted for more than 4.5% of the Company’s revenue. The Company’s 10 highest volume customers in fiscal 2004 accounted for an aggregate of approximately 14.2% of the Company’s revenue.

Competition

The temporary staffing industry is highly competitive with few barriers to entry. The Company believes that the majority of commercial temporary staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. The Company also competes for qualified temporary personnel and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc. (U.S. commercial staffing and international segments), Manpower Inc., RemedyTemp, Inc. (clerical and light industrial services), Express Personnel Services, Inc., and Randstad North America.  Many of the Company’s principal competitors have greater financial, marketing and other resources than the Company. In addition, there are a number of medium-sized firms which compete with the Company in certain markets where they may have a stronger presence, such as regional or specialized markets.

The Company believes that the competitive factors in obtaining and retaining customers include understanding customers’ specific job requirements, providing qualified temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. Due to competitive pressures it has been difficult for the Company to raise prices even though its costs have increased. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules. The Company believes that within its primary light industrial and clerical/administrative markets, timeliness of pay is also a key competitive factor.

Management Information Systems

The Company’s domestic management information systems provide support to both branch office locations and the corporate back-office. Branch offices utilize a proprietary application designed to assist in candidate search, recruiting, customer order management, customer service, sales management and payroll entry and submission. The application also provides for the sharing of information between branch offices and corporate headquarters. Utilizing this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically captured on centralized servers where payroll, billing and financial information is processed overnight. These systems allow the Company to print checks at its branch offices within 24 hours after receipt of the timecard. Invoices are also processed daily and distributed from the Company’s centralized corporate office. These systems also support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability.

Each of the Company’s international operations have implemented customized or third party front office and/or back office operating systems that are designed to meet the specific information technology and reporting requirements within the local jurisdiction.

Risk Management Programs

The Company is responsible for all employee-related expenses for the temporary staff employees of its Company-owned and franchise agent offices including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.

The Company provides workers’ compensation insurance covering its domestic regular and temporary employees through a long-term relationship with St. Paul-Travelers Indemnity Company (“Travelers”). The Company is self-insured in the states of Ohio and Washington. For fiscal years 2002 and 2003, the Company retained a $500,000 deductible per occurrence for these policies. This retention increased to $750,000 per claim for fiscal 2004, but has been reduced back to $500,000 for fiscal 2005. The Company also purchases workers’ compensation insurance coverage based upon actual payroll classifications in the monopolistic states of Wyoming, North Dakota and West Virginia.

The Company is contractually required to collateralize its recorded obligations under the workers’ compensation insurance contracts with Travelers through irrevocable letters of credit, surety bonds or cash. As of October 30, 2004, the aggregate collateral requirements have been satisfied through $22.1 million of letters of credit and a $3.8 million surety bond.

The Company’s nationwide risk management program is managed by its Risk Management Department consisting of risk management and workers’ compensation professionals as well as claim administrators who monitor the disposition of all claims and oversee, through an on-line system, all workers’ compensation claim activity. The department utilizes a variety of creative and aggressive workers’ compensation loss prevention and claim management strategies. The risk management program includes claim strategy reviews with the carrier and third party administrator, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees

As of October 30, 2004, the Company had approximately 28,000 temporary employees on assignment and employed 834 regular staff. The Company’s employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

Service Marks

The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including its primary Westaff® service mark.

The Company also owns other service marks, including Westaff® (wave design), Talent Trak®, Time Trak®, Ms. Carmen Courtesy®, Accountants USA®, AUSA®, College Greens®, The Essential Support Services Leader®, E Team®, Job Squad®, On Location & Essential® and Staff for Business Jobs for People®.  The Company has filed an application to register the service mark Learning Traksm.

Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use.  The Company also has service marks related to its former name “Western,” including Western Staff Services®, Western Accounting Services®, Western Legal Services®, and Western Marketing Services®.

Medical Services

During fiscal 1999, the Company discontinued its medical business (Western Medical) principally through a sale to Intrepid U.S.A. Inc.  Under the terms of the sale, the Company retained the majority of accounts receivable, including the trade and Medicare accounts receivable balances.

Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, as a result of the favorable appeal settlement, the Company recorded $0.3 million in income from discontinued operations.

During the third quarter of fiscal 2004, the Company resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims.  As a result, $0.2 million of income from discontinued operations was recognized and is reflected in the Consolidated Statement of Operations for the fiscal year ended October 30, 2004.

As of October 30, 2004, the remaining net current liabilities of the discontinued medical operations of $0.2 million are primarily for settled but unpaid legal claims. The Company believes it has adequately reserved for the reasonable outcome of future events; however, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Availability of Reports

Westaff makes its SEC filings, including financial reports on Form 10-K, 10-Q or 8-K, available free of charge on its web site at www.westaff.com as soon as practicable after filing. Furthermore, Westaff will provide electronic or paper copies of filings free of charge upon written request to the Company’s Chief Financial Officer or Investor Relations representative.

Factors Affecting Future Operating Results

This Form 10-K contains forward-looking statements concerning the Company’s future programs, products, expenses, revenue, liquidity and cash needs as well as the Company’s plans and strategies. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Price competition in the staffing industry continues to be intense and pricing pressures from both competitors and customers may result in reduced sales and margins to the Company.

The temporary staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. The Company expects the level of competition to remain high in the future, and increasing competitive pricing pressures will continue to make it difficult for the Company to raise its prices even though its costs have increased, and may have an adverse effect on the Company’s market share and operating margins. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but may enjoy an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors have greater marketing, financial and other resources than the Company that, among other things, could enable them to attempt to maintain or increase their market share by reducing prices. Furthermore, there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for Westaff to obtain or retain business.

Unemployment insurance premiums and workers’ compensation costs and collateral for Westaff’s temporary employees may continue to rise and reduce Westaff’s margins and create liquidity problems.

Westaff is responsible for and pays unemployment insurance premiums and workers’ compensation costs for its regular and temporary employees. Recently, these costs have risen as a result of increased claims, general economic conditions and governmental regulations. There can be no assurance that Westaff will be able to increase the fees charged to its customers in the future to keep pace with increased costs and if it does not, its results of operations, financial condition and liquidity could be adversely affected.

Westaff retains a portion of the risk under its workers’ compensation program (see “Business—Risk Management Programs”). The estimated remaining deductible liability for all existing and incurred but not reported claims is accrued based upon actuarial methods using current claims information, as well as prior experience, and may be subsequently revised each quarter based on new developments related to such claims. Changes in the estimates underlying the claims reserve are charged or credited to earnings in the period determined, and therefore large fluctuations in any given quarter could materially adversely affect earnings in that period.

The Company is contractually required to collateralize its obligations to its insurance carrier under these workers’ compensation insurance contracts through irrevocable letters of credit, surety bonds or cash. As of October 30, 2004, the Company’s aggregate collateral requirements under these contracts have been satisfied through $22.1 million of letters of credit and a $3.8 million surety bond.

In recent years, Westaff has funded its annual workers’ compensation obligations to its insurance carrier through monthly installments which totaled $16.0 million in fiscal 2003, $17.9 million in fiscal 2004 and, based on the 2005 policy, are projected to be $20.6 million for fiscal 2005.

As noted above, annual funding and collateral requirements for the Company’s workers’ compensation program are significant and place pressure on the Company’s liquidity and working capital availability.  While the funding agreement is in place for fiscal 2005, the Company’s insurance carrier has the right to request additional collateral based on actual claims.  Should the Company be required to provide further collateral in addition to the fiscal 2005 payments, such additional collateral would reduce the Company’s borrowing capacity and its liquidity.

Any significant recurrent economic downturn could result in the Company’s customers using fewer temporary employees, which could materially adversely affect the Company.

Demand for the Company’s staffing services is significantly affected by the general level of economic activity and unemployment in the United States and the countries in which the Company operates. Frequently, customers use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many customers reduce their utilization of temporary employees before releasing regular full-time employees. Typically, the Company may experience less demand for its services and more competitive pricing pressure during periods of economic downturn. The recent domestic economic recession and resultant economic uncertainty had a material adverse effect on the Company’s business, results of operations, cash flows and financial condition. A recurrent recession or a significant lag in economic recovery would likely have a further material adverse effect on the Company’s business, results of operations, cash flows or financial position.

Westaff has significant working capital requirements and is heavily dependent upon its ability to borrow money to meet these working capital requirements.

The Company requires significant amounts of working capital to operate its business and to pay expenses relating to employment of temporary employees.  Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.  As a result, the Company must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers.

The Company finances its operations primarily through borrowings under its revolving credit facilities and also through cash generated by its operating activities.  As of December 25, 2004, the Company’s total borrowing availability was $19.8 million, with $13.8 million, $3.3 million and $2.7 million available in the US, UK and Australia, respectively.

The amount the Company is entitled to borrow under its US revolving credit facility is calculated each day and is dependent on the trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.  If the Company experiences a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, the Company may be subject to cash shortfalls. If such a shortfall were to occur, for even a brief period of time, it may have a significant adverse effect on the Company’s business. Furthermore, the Company’s receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and the Company would be less able to react to changes in the market or industry conditions.

The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA).  The Company has, in the past, failed to comply with certain of these covenants and has been required to obtain a waiver or amendment to the credit agreement from its lenders.  Any future failure to comply with the covenants under the Company’s credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations. If the Company were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available or that such financing would not have a material adverse effect on the Company’s business and financial condition. Even if such refinancing were available, the terms could be less favorable and the Company’s results of operations and financial condition could be adversely affected by increased costs and rates.

During fiscal 2003 and fiscal 2004, the Company experienced significant seasonal and other fluctuations in its borrowings and borrowing availability, particularly in the US, and has, in the past, been required to aggressively manage its cash to ensure adequate funds to meet working capital requirements.  Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and working to generate cash from a variety of other sources.

The Company has historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarter of the year.  In addition, the Company is required to pledge amounts to secure letters of credit that collateralize certain workers’ compensation obligations and these amounts may increase in future periods. Any such increase in pledged amounts or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse affect on the Company’s liquidity and financial condition.

Westaff’s information technology systems are critical to its daily operations and the Company has initiated a process to replace these systems beginning in fiscal 2005.

The Company’s domestic information management systems, located at a co-location facility and corporate headquarters, are critical to daily operations of the Company’s business. While backup and recovery systems are in place, should these key systems fail it could severely impact the Company’s business and operations, specifically its ability to timely and accurately pay employees and bill customers.

The Company’s domestic back office payroll and billing systems are at the end of their life cycle and are no longer supported by the companies who originally supplied them. Westaff currently utilizes internal support to maintain and update these systems. This includes the process of applying updates to remain in compliance with tax mandates and other additional regulatory requirements. This potentially creates exposure should an update not occur in a timely fashion, which could have a material adverse effect on the Company’s business. In fiscal 2005, the Company will begin implementing a new enterprise-wide information system to replace existing legacy systems. This project will require significant investments in new hardware and consulting fees as well as significant internal personnel resources.  While the Company anticipates a successful implementation, there can be no assurance that this initiative will yield the intended results.  Delays in completing or an inability to successfully complete these technology initiatives could adversely affect the Company’s operations.

Westaff’s success depends upon its ability to attract and retain qualified temporary personnel.

Westaff depends upon its ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its customers. Westaff must continually evaluate and upgrade its base of available qualified personnel to keep pace with changing client needs and emerging technologies. Furthermore, a substantial number of the Company’s temporary employees during any given year will terminate their employment with the Company and accept regular staff employment with customers of the Company. Competition for individuals with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to Westaff in sufficient numbers and on terms of employment acceptable to the Company. The failure to recruit, train and retain qualified temporary employees could materially adversely affect the Company’s business.

Westaff may be exposed to employment-related claims and costs that could materially adversely affect its business.

Westaff is in the business of employing people and placing them in the workplace of other businesses.  Attendant risks of these activities include:

• possible claims by customers of employee misconduct or negligence,

• claims by employees of discrimination or harassment (including claims relating to actions of Westaff’s customers),

• fines and costs related to the inadvertent employment of illegal aliens,

• payment of workers’ compensation claims and other similar claims,

• violations of wage and hour requirements,

• errors and omissions of temporary employees, and

• claims by customers relating to employees’ misuse of customer propriety information, misappropriation of funds, other criminal activity or torts or similar claims.

In addition, some or all of these claims may give rise to litigation, which could be time-consuming to the Company’s management team as well as costly and therefore could have a negative effect on its business. In some instances, Westaff has agreed to indemnify its customers against some or all of these types of liabilities. Westaff has policies and guidelines in place to help reduce its exposure to these risks and has purchased insurance policies against certain risks in amounts that it believes to be adequate. However, there can be no assurance that Westaff’s insurance will be sufficient in amount or scope to cover these types of risks in the future. Furthermore, there can be no assurance that Westaff will not experience these problems in the future or that Westaff will not incur fines or other losses or negative publicity with respect to these problems that could have a material adverse effect on Westaff’s business.

Westaff’s Founder and Chairman controls more than 50% of the Company’s outstanding stock thus allowing him to exert significant influence on the Company’s management and affairs.

The Company’s Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, more than 50% of the Company’s outstanding stock. As the principal stockholder of the Company, Mr. Stover has the ability to control substantially all matters submitted to the stockholders for approval and to exert significant influence on the Company’s management and affairs. For example, Mr. Stover has the ability to sell his shares independently, and to control the election of the Board of Directors and the appointment of executive management. He also has the ability to control any merger, consolidation, sale of substantially all of the Company’s assets or other strategic decisions affecting the Company or the market value of the stock. This concentration of stock and voting power could be used by Mr. Stover to delay or prevent an acquisition of the Company or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of the outstanding stock.

The market for Westaff’s stock may be limited and the stock price may continue to be extremely volatile.

The average daily trading volume for Westaff’s common stock on the Nasdaq National Market was approximately 8,800 shares from January 1, 2004, through December 31, 2004, and there have been numerous days with virtually no trading in the stock. Accordingly, the market price of Westaff’s common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. The Company believes that the common stock price has also been negatively affected by the fact that the Company’s stock is thinly traded and the absence of analyst coverage. The lack of analyst reports about the Company’s stock may make it difficult for potential investors to make decisions about whether to purchase the Company’s stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell the Company’s common stock, which may result in losses for investors.

Westaff’s business may suffer if it loses its key personnel.

Westaff’s operations are dependent on the continued efforts of its executive officers and senior management. Additionally, Westaff is dependent on the performance and productivity of its local managers and field personnel. Westaff’s ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key executive officers and senior management who have acquired experience in operating a staffing service company may cause a significant disruption to Westaff’s business. Moreover, the loss of Westaff’s key local managers and field personnel may jeopardize existing customer relationships with businesses that continue to use Westaff’s staffing services based upon past direct relationships with these local managers and field personnel. Either of these types of losses could adversely affect Westaff’s operations, including Westaff’s ability to establish and maintain customer relationships.

Westaff derives a significant portion of its revenue from franchise agent operations.

Franchise agent operations comprise a significant portion of the Company’s revenue. For fiscal 2004, 28.4% of the Company’s total revenue was derived from franchise agent operations. In addition, the Company’s ten largest franchise agents for fiscal 2004 (based on sales volume) accounted for 17.0% of the Company’s revenue. The loss of one or more of the Company’s franchise agents and any associated loss of customers and sales, could have a material adverse effect on the Company’s results of operations.

Westaff is subject to business risks associated with international operations and fluctuating exchange rates.

The Company presently has operations in the United Kingdom (UK), Australia, New Zealand, Norway and Denmark, which comprised 21.9% of the Company’s revenue during fiscal 2004. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties, compliance issues associated with accounting and reporting requirements and changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company’s sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company’s profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition.

Westaff is a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on the Company’s business, financial condition and results of operations.

Westaff is regularly involved in a variety of litigation arising out of its business and, in recent years, has paid significant amounts as a result of adverse arbitration awards. The Company does not have insurance for some of these claims and there can be no assurance that the insurance coverage it has will cover all claims that may be asserted against the Company. Should the ultimate judgments or settlements not be covered by insurance or exceed its insurance coverage, they could have a material adverse effect on the Company’s results of operations, financial position and cash flows. There can also be no assurance that the Company will be able to obtain appropriate and sufficient types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

The Company is subject to the risk of new regulations, which could harm the Company’s business.

The Company is subject to bills introduced in Congress and various state legislatures, as well as in the foreign countries in which it operates, which, if enacted, could impose conditions that could have a negative financial impact on the Company.  Such conditions could include new or additional benefits, taxes or other requirements that may increase the Company’s costs of operations and reduce future earnings.

ITEM 2. PROPERTIES.

The Company leases three adjacent buildings in Walnut Creek, California consisting of approximately 50,000 square feet which house its executive and administrative offices. The lease is for a term of seven years commencing on January 12, 2003, with an additional five-year option to renew.

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

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits.  The principal risks that the Company insures against, subject to and upon the terms and conditions of its various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

On October 28, 2003, Bond International Software, Inc. (“Bond”) filed a demand for arbitration with the American Arbitration Association (“AAA”).  Bond sought compensation for the Company’s alleged breach of a 2001 software agreement.  The Company filed a counterclaim, seeking the return of monies previously paid to Bond.  The arbitration hearing was held in September 2004.  The arbitrator issued an interim award on October 25, 2004, agreeing that the Company had the right to terminate the agreement but granting Bond “termination charges” in the amount of $422,807, plus interest from January 2002.  The arbitrator denied Bond’s claim for damages for breach of the implied covenant of good faith and fair dealing, and denied the Company’s counterclaim.  In the final award issued December 4, 2004, the arbitrator ordered the Company to pay Bond $291,352 in attorneys’ fees and costs, and to pay the AAA administrative fees and arbitrator compensation totaling $43,570.  The Company has paid the foregoing adverse award.  The Company is not currently a party to any material litigation.  However, from time to time the Company has been threatened with, or named as a defendant in litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by former employees.  Management believes the resolution of these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT* .

The executive officers of the Company and their respective ages as of January 28, 2005, are set forth below.

Name

Age

Position(s) Held

Dwight S. Pedersen	59	President and Chief Executive Officer
Patricia M. Newman	53	Chief Operating Officer
Dirk A. Sodestrom	47	Senior Vice President and Chief Financial Officer
Christa C. Leonard	47	Vice President and Treasurer
Richard G. Gross	49	Senior Vice President, Director of Strategic Business Solutions

Joseph R. Coute	57	Vice President and Director of Human Resources
David P. Wilson	42	Vice President, Information Services

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

Patricia M. Newman. Ms. Newman was appointed as Chief Operating Officer of the Company effective November 1, 2004. She joined the Company as UK Managing Director in December 1998.  In November 2002, she took on the added responsibility of overseeing the Company’s Denmark and Norway operations.  Prior to joining the Company, Ms. Newman was employed by Kelly Services in the United Kingdom from 1989 to 1998, most recently as Commercial Operations Director. From 1979 to 1989 she was employed by Manpower in the United Kingdom.

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

Christa C. Leonard. Ms. Leonard was hired as Vice President and Treasurer of the Company in November 2000.  Ms. Leonard was previously employed by USI Insurance Services Corp. as Vice President, Treasury and Tax, from 1996 to 2000. She has approximately nine years’ prior work experience in the public accounting field, most recently from 1995 to 1996 with Roberts Schultz & Co., and also with Wallace Meyer & Co. from 1992 to 1994, and KPMG Peat Marwick & Co.  from 1987 to 1992.  She is a certified public accountant on inactive status.

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

David P. Wilson. Mr. Wilson was hired in December 1997, as Field Automation Manager, focusing on the field automation process. In June 1998, he was assigned the additional task of managing the customer service and help desk functions of the Company’s Information Services Department. Mr. Wilson was promoted to Vice President, Information Services in January 2001.  He has approximately 20 years work experience in information services, most recently with Triad Systems Corporation as Manager, Financial and Marketing Systems, from 1991 to 1997 and Franklin Covey, Application Design Specialist from 1985 to 1991.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.   The Company’s Common Stock has been included for quotation in the Nasdaq National Market (“Nasdaq”) under the symbol “WSTF” since April 30, 1996.  The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on Nasdaq.

	High	Low
Fiscal 2003:
First Quarter ended January 25, 2003	2.50	1.95
Second Quarter ended April 19, 2003	2.35	1.80
Third Quarter ended July 12, 2003	2.90	2.00
Fourth Quarter ended November 1, 2003	2.43	1.60
Fiscal 2004:
First Quarter ended January 24, 2004	2.54	1.90
Second Quarter ended April 17, 2004	2.75	1.75
Third Quarter ended July 10, 2004	3.58	2.16
Fourth Quarter ended October 30, 2004	3.53	2.95
Fiscal 2005:
First Quarter ended January 22, 2005	6.47	3.05

On December 31, 2004, the last reported sales price on Nasdaq for the Common Stock was $3.77 per share.  As of December 31, 2004, there were approximately 75 shareholders of record.

Sales of Unregistered Securities.  During fiscal 2004, the Company did not sell any unregistered securities.

Issuer Purchases of Equity Securities.  None during the fourth quarter of fiscal 2004.

Dividends.  The Company did not declare or pay dividends during fiscal 2003 or fiscal 2004.  Further, the Company’s current credit facilities prohibit payment of dividends so the Company is not currently contemplating a dividend declaration.

Securities Authorized Under Equity Plans.  The following table sets forth securities authorized for issuance under equity compensation plans as of October 30, 2004. All applicable equity compensation plans were previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	1,035,000	$3.07	1,389,000

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year
	2004	2003	2002	2001	2000
	(Amounts in Thousands Except Per Share Amounts and Number of Offices)
Revenue	$601,476	$530,299	$515,253	$572,592	$669,205
Operating income (loss) from continuing operations	5,665	(2,837)	(3,545)	(18,679)	14,793
Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,323	(4,774)	(1,431)	(32,101)	7,235
Diluted earnings (loss) per share—continuing operations before cumulative effect of change in accounting principle	$0.21	$(0.30)	$(0.09)	$(2.02)	$0.46
Balance Sheet data (at end of period):
Working capital	$33,514	$21,237	$24,072	$16,562	$61,767
Total assets	122,408	113,147	121,955	123,175	183,072
Short-term debt and capital lease obligations	16,199	25,842	25,167	30,000	13,250
Long-term debt and capital lease obligations (excluding current portion)	2,125	2,590	2,000	—	37,250
Stockholders’ equity	39,847	35,456	38,950	39,492	73,166
Other operating data:
Number of offices (at end of period)
Company-owned	187	197	217	254	257
Franchise agent	68	72	77	85	81
Licensed	1	1	5	10	16
Total	256	270	299	349	354

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries.   This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in Item 1. “Factors Affecting Future Operating Results”.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements and Notes thereto requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers’ compensation costs, impairment of goodwill, income taxes, including the valuation allowance for deferred tax assets, and contingencies and litigation.  Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances.  However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

The Company believes the following critical accounting policies are those most significantly affected by management’s assumptions or the use of estimates, and are important to the understanding of its business operations and results from operations.

Revenue Recognition.  The Company accounts for revenue and the related direct costs in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross versus Net as an Agent.” Revenue generated by franchise agents and related costs of services are included as part of the Company’s consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  Franchise agents’ sales represented 28.4%, 26.4% and 24.1% of the Company’s revenue for fiscal 2004, 2003 and 2002, respectively. The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company’s consolidated financial statements.  Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue. As of October 30, 2004, the Company had only one remaining licensee and is no longer offering license agreements to new prospects.

Collectibility of Accounts Receivable.  The Company maintains an allowance for doubtful accounts on its accounts receivable balances for estimated losses projected to result from the inability of its customers to make required payments. These allowances, which are $1.1 million each at October 30, 2004 and November 1, 2003, are largely determined based on customers’ financial conditions, the Company’s historical experiences, interactions with customers and industry trends.  If the financial condition of these customers were to deteriorate to the point it would impair their ability to make the required payments, additional allowances may be required, which could materially adversely affect the financial condition of the Company.

Workers’ Compensation Costs.  The Company self-insures the deductible amount related to workers’ compensation claims, which was $750,000 per claim for policy year 2004 and $500,000 per claim for policy year 2003, and maintains accruals for these obligations. These accruals amounted to $16.4 million and $9.8 million at October 30, 2004 and November 1, 2003, respectively.  The Company accrues the estimated costs of these claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. The resulting calculation is partially based on the Company’s historical loss development trends as well as overall industry trends.  As a result of updates in the actuary’s valuation, revisions may be made to recorded liabilities. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual loss rates may exceed projected loss rates, which could materially adversely affect the financial condition of the Company.

Goodwill and Other Intangible Assets. Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized but instead be evaluated for impairment by applying a fair-value-based test at least annually or if events or circumstances change that may indicate the fair value of a reporting unit is below its book value. Intangible assets with finite useful lives continue to be amortized over their useful lives. The Company utilizes an independent third-party valuation firm to determine the fair-value of its individual reporting units.  The valuation methodologies considered include analyses of discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to Westaff.  As a result of the initial impairment tests upon adoption of SFAS No. 142, the Company recorded a non-cash charge of $0.7 million to reduce the carrying value of goodwill in its Australia operations.  This charge is reflected as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the fiscal year ended November 1, 2003.  The Company performs its annual impairment tests in the fourth quarter of each fiscal year.

Income Taxes.  The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At October 30, 2004, substantially all of the Company’s net deferred tax assets were offset with a valuation allowance of  $18.7 million and at November 1, 2003, 100% of the Company’s net deferred tax assets were offset with a valuation allowance of $19.4 million. The allowances were recorded because the Company assessed it unlikely that these deferred taxes would be realized in future years.  If, in future assessments of the realizability of the deferred tax assets, the Company determines that a reduction in the allowance is required, both the valuation allowance and income tax expense would be reduced in the period of such determination.

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

Executive Overview

Fiscal 2004 marks the Company’s highest revenue since fiscal 2000, both for the fourth fiscal quarter and for the fiscal year.  The Company is also very pleased to report a return to profitability during fiscal 2004, with annual earnings per share of $0.22 and fourth quarter earnings per share of $0.15.

Domestic revenue grew steadily quarter-over-quarter during the year to conclude at a 10.1% annual increase over fiscal 2003.  International revenue increased 27.5% for the year, aided by favorable currency exchange rates.  On a constant currency basis, international revenue increased 12.1%.  As the Company has been reporting, in recent years gross margins for the staffing industry have been negatively impacted by higher workers’ compensation and state unemployment costs, as well as continued competitive pricing pressures.  The Company is encouraged, however, by the increased demand for temporary staffing services throughout fiscal 2004.  This, and the Company’s continued focus on growing direct hire revenue, leads the Company to believe that the margin erosion is slowing and a turn around in margins may be forthcoming in the foreseeable future, but there can be no assurances that this will occur.

The Company closed fiscal 2004 with an improved financial position and ample borrowing capacity to meet expected working capital requirements for fiscal 2005.  The Company’s strong operating performance enabled it to negotiate amendments to its credit facilities that considerably increased its borrowing capacity.  The Company was also able to successfully negotiate with its insurance carrier the return of $13.8 million in cash that was being held as collateral for its 2004 workers’ compensation obligations in exchange for $9.8 million in letters of credit.  In addition, the Company was able to reduce its outstanding surety bond from $9.8 million to $3.8 million, and anticipates elimination of the surety bond completely in the third fiscal quarter of 2005.

The Company believes it is well positioned, both strategically and financially, to take advantage of a more stable and growing economy as it moves into fiscal 2005.

Discontinued Operations

During fiscal 1999, the Company discontinued its medical business (Western Medical) principally through a sale to Intrepid U.S.A. Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.

Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement.  During the first quarter of fiscal 2003, as a result of the favorable appeal settlement, the Company recognized $316,000 of income from discontinued operations.

During the third quarter of fiscal 2004, the Company resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims.  As a result, $150,000 of income from discontinued operations was recorded for the fiscal year ended October 30, 2004.

Results of Continuing Operations

The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenues.

	Fiscal Year
	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Costs of services	83.1%	82.9%	81.5%
Gross profit	16.9%	17.1%	18.5%
Franchise agents’ share of gross profit	3.1%	3.1%	3.0%
Selling and administrative expenses	12.0%	13.3%	14.7%
Depreciation and amortization	0.7%	1.0%	1.3%
Arbitration expenses	0.2%	0.2%	(0.1)%
Restructuring charges	—	—	0.4%
Operating income (loss) from continuing operations	0.9%	(0.5)%	(0.7)%
Interest expense	0.4%	0.3%	0.5%
Interest income	*	*	(0.1)%
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	0.6%	(0.8)%	(1.1)%
Income tax provision (benefit)	*	0.1%	(0.8)%
Income (loss) from continuing operations before cumulative effect of change in accounting principle	0.6%	(0.9)%	(0.3)%

*  less than 0.1%

Fiscal 2004 compared to Fiscal 2003

Revenue increased $71.2 million or 13.4% for fiscal 2004, as compared to fiscal 2003.  Domestic revenue increased 10.1%, while international revenue, before discounting the effects of favorable exchange rates, increased 27.5% over fiscal 2003.

The domestic revenue increase is the result of an increase in billed hours of 8.4% coupled with a modest increase in average bill rates of 1.5%.  The growth in domestic billed hours reflects new business as well as increases in volume with various existing customers. Excluding the effect of exchange rate fluctuations, international revenue increased 12.1%, with an increase of 9.9% in billed hours and, on a constant currency basis, an increase in average bill rates of 1.9%.

Fiscal 2004 consecutive quarterly revenue increases for the Company were 3.9%, 12.7%, 21.4% and 14.9%, respectively, for the first, second, third and fourth quarters as compared to fiscal 2003.  For the first two four-week accounting periods in fiscal 2005, consolidated revenue for the Company increased 14.0% as compared to the same periods in fiscal 2004.  Based on the Company’s view of industry trends as well as recent trends in temporary staffing as reported by the Bureau of Labor Statistics, the Company expects these revenue increases to moderate during fiscal 2005.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs.  Costs of services increased $59.8 million, or 13.6%, in fiscal 2004, as compared to fiscal 2003.  Gross margin declined from 17.1% for fiscal 2003 to 16.9% for fiscal 2004.  The margin decline reflects the industry-wide strain on domestic margins due to competitive pressures and higher relative state unemployment and workers’ compensation costs.  As a percent of direct labor, domestic state unemployment rates increased 0.5 percentage points and domestic workers’ compensation rates increased 0.3 percentage points over the fiscal 2003 rates.  International gross margins increased from 20.9% for fiscal 2003 to 21.1% for fiscal 2004, with margin improvements in Australia, Norway and the United Kingdom driven largely by increases in direct hire fees.  It is currently anticipated that gross margins will remain relatively flat, or increase slightly, in fiscal 2005 as a result of higher direct hire fees and increases in bill rates relative to costs partially offset by expected increases in domestic state unemployment insurance rates and increased workers’ compensation costs.

The Company’s workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing.  Unexpected adverse development of open claims and increases in the Company’s incurred but not reported (IBNR) claims can also significantly affect the level of accruals needed to cover workers’ compensation costs.  The Company reviews interim and annual actuarial estimates and monitors claim activity to ensure that accruals remain appropriate in light of loss trends.  However, unanticipated adverse loss development trends can result in a need for additional charges to be recorded.  Based on the results of its annual actuarial valuation, the Company recorded a charge of $1.7 million in the fourth quarter of fiscal 2004 to increase its domestic workers’ compensation reserves.   The fourth quarter of fiscal 2003 included a similar charge of $1.8 million.  Approximately $1.4 million of the fiscal 2004 charge related to adverse loss development for policy years prior to 2004, with approximately $0.8 million of that amount relating to policy years 2000 and earlier.  The Company aggressively works to close out claims associated with these earlier years; however, many older claims remain problematic.  Accordingly, the Company strengthened its overall workers’ compensation reserves to take into account these negative historical trends.    However, there can be no assurance that the Company’s efforts to control workers’ compensation costs will be effective or that loss development trends will not require additional increases in workers’ compensation accruals in future periods.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations.  As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.1% for both fiscal 2004 and fiscal 2003.  In the first quarter of fiscal 2005, the Company sold one of its franchise agents’ operations back to the franchise agent.  These sold operations comprised 3.2% of total domestic revenue for the fiscal year ended October 30, 2004, and represented four of the Company’s 68 franchise agent offices in operation on October 30, 2004.

Selling and administrative expenses increased $1.9 million, or 2.7% for the 2004 fiscal year as compared fiscal 2003 primarily due to higher exchange rates used to translate international local currency expenses into U.S. dollars.   As a percentage of revenue these expenses decreased from 13.3% to 12.0% largely as a result of the Company generating revenue increases of 13.4% in the current year while limiting selling and administrative expenditure increases to only 2.7%.  Selling and administrative expenses for the 2004 fiscal year include a $0.7 million gain on the sale of the Company’s remaining unoccupied corporate headquarters’ building.

Depreciation and amortization decreased $1.0 million or 18.6%, primarily due to reduced capital expenditures, assets becoming fully depreciated and the sales of the Company’s corporate headquarters’ buildings.

During the fourth quarter of fiscal 2004, the Company received an unfavorable arbitration ruling relating to a contract dispute with one of its vendors.  Total costs associated with this claim, including the arbitration award plus related attorneys’ fees, were $1.1 million for fiscal 2004.  Fiscal 2003 included a charge of $1.0 million for an unfavorable California appellate court decision, which reversed a superior court ruling regarding a binding arbitration award issued in January of 2002.

Interest expense increased $0.4 million for fiscal 2004 as compared to fiscal 2003 primarily as a result of higher average borrowings outstanding during the year combined with higher average interest rates.  Additionally, fiscal 2004 interest expense includes $0.1 million of interest expense related to the unfavorable arbitration ruling discussed above.  It is currently anticipated that average interest rates will continue to rise during fiscal 2005.

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  During fiscal 2003, the Company performed tests for impairment in accordance with the new standard.   In the initial test under the transitional provisions of SFAS No. 142, the Company determined that an impairment of $0.7 million existed in its Australia reporting unit.  In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the first fiscal quarter of 2003.  The Company performed its annual impairment valuations in the fourth quarters of fiscal 2004 and 2003.  No additional impairments were identified.

Fiscal 2003 compared to Fiscal 2002

Total revenue increased $15.0 million, or 2.9% for fiscal 2003 as compared to fiscal 2002, primarily due to the effect of favorable exchange rates on international revenue.  Increases in revenue as a result of slight increases in average bill rates were substantially offset by decreased bill hours.

Domestic revenue declined 0.3%.  The decline was largely attributable to a reduction in sales for certain high volume, low margin government business, as well decreased demand for staffing services due to the lingering effects of the U.S. economic downturn and competitive pricing pressures on bill rates. The revenue decline also reflects the Company’s closure or consolidation of underperforming branches.  International revenue increased 18.5% over fiscal 2002.  Excluding the effect of exchange rate fluctuations, international revenue in fiscal 2003 increased 4.0% with increases of 11.3% in the United Kingdom and 7.4% in Australia offset by net declines in the other international operations.

Costs of services increased $19.9 million, or 4.7%, in fiscal 2003 as compared to fiscal 2002.  Gross margin declined from 18.5% in fiscal 2002 to 17.1% in fiscal 2003 primarily due to decreases in the average markup of bill rates over pay rates, due largely to the highly competitive environment surrounding the temporary staffing industry during fiscal 2003.  The decline in gross margin was also caused by increased workers’ compensation costs and higher state unemployment insurance costs, most notably in the states of California, Illinois and Texas which comprised approximately 26.0% of total domestic temporary payroll.

Workers’ compensation costs rose to $18.6 million, or 5.0% of direct labor for fiscal 2003, up from $14.8 million, or 4.1% of direct labor for fiscal 2002.  Continued upward trends in the Company’s actuarially estimated ultimate costs for all open policy years resulted in an increase in the Company’s workers’ compensation accruals for these estimated costs.  Although the frequency of the Company’s claims decreased, rising medical costs and the adverse development of several open claims resulted in the need for increased accruals in fiscal 2003.

Franchise agents’ share of gross profit increased $1.2 million, or 7.7%, for fiscal 2003 as compared to fiscal 2002.  As a percentage of total revenue, franchise agents’ share of gross profit was 3.1% for fiscal 2003 and 3.0% for fiscal 2002.  In the fourth quarter of fiscal 2002, the Company sold its operations in Hawaii and these were converted to franchise offices.  During the fourth quarter of fiscal 2003, one licensee’s operations converted to the franchise agent program and two additional company-owned branches were sold and converted to franchise offices.

Selling and administrative expenses decreased $5.3 million, or 7.0% for fiscal 2003 as compared to fiscal 2002. The decrease, partially offset by higher exchange rates for the international operations, reflects reduced costs through personnel reductions, office closures and controlled spending.  As a percent of revenue, selling and administrative expenses decreased from 14.7% in fiscal 2002 to 13.3% fiscal 2003.

The decrease in depreciation and amortization primarily reflects the cessation of goodwill amortization under SFAS No. 142 as noted in “Goodwill” under “Critical Accounting Policies” above.

In February 2002, a favorable arbitration ruling reduced a January 2002 adverse arbitration award and the Company determined that $0.7 million of the recorded liabilities were no longer needed.  Subsequent to that ruling, the claimants filed a motion with the superior court to correct and confirm the January arbitration ruling.  The motion was denied, and the claimants then filed an appeal of the denial.  The appellate court overturned the superior court ruling and, as a result, the Company recorded a charge to earnings in the fourth quarter of fiscal 2003 for $950,000.

Interest expense decreased $0.6 million, or 24.8%, for fiscal 2003 as compared to fiscal 2002 primarily due to lower debt levels.  Interest income decreased $0.2 million or 51.9% during the same period as a result of reduced cash levels.

The provision for income taxes for fiscal 2003 consisted of international income tax provisions of $0.5 million partially offset by certain domestic net tax benefits.  At November 1, 2003, the Company maintained valuation allowances equivalent to 100% of its outstanding deferred tax assets, which amounted to $19.4 million.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities.  Net cash provided by operating activities was $13.8 million for the fiscal year ended October 30, 2004 compared to net cash used by operating activities of $4.9 million for the fiscal year ended November 1,

2003.  The increase in cash provided by operating activities during fiscal 2004 is primarily due to positive net income combined with a more beneficial funding program for its 2004 workers’ compensation obligations, whereby the Company was able to satisfy its collateral requirements through issuance of letters of credit rather than cash.  These increases were partially offset by increased trade accounts receivable as a result of fiscal 2004’s revenue growth.  In fiscal 2003, the Company was required to fully fund its 2003 workers’ compensation obligations through cash deposits.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $3.4 million for fiscal 2004.  The Company continues to invest in enhancements and upgrades to its computer-based technologies.  On August 19, 2004, the Company entered into a license agreement for a new back office system.  Capital expenditures for this system were approximately $1.7 million during the fourth quarter of fiscal 2004 and are expected to range from $4.0 million to $5.0 million during fiscal year 2005.  The Company’s credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal 2005.

On February 12, 2004, the Company completed the sale of its remaining unoccupied corporate headquarters’ building for cash proceeds of $1.9 million.  The proceeds were used to pay down outstanding borrowings under the Company’s revolving credit facilities.   The Company has an outstanding $0.7 million irrevocable standby letter of credit as a security deposit for the December 2002 sale leaseback of the land and buildings housing its administrative offices.

The Company has generated cash in the past through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner.  In the first quarter of fiscal 2005, the Company sold one of its franchise agents’ operations back to the franchise agent for cash proceeds of $1.0 million.  The Company has secured the franchise agents’ note payable obligation to the bank that funded the purchase, through a $1.0 million letter of credit that will decline as the note obligation is paid by the franchise agent.

On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, expiring in May 2007.  The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 term loan (the Term Loan), which was repaid during fiscal 2003.  In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement).

At November 1, 2003, and through the first quarter of fiscal 2004, the Company was out of compliance with certain financial covenants under its Multicurrency Credit Agreement, including a minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  In February 2004 a fourth amendment to the agreement was executed which, among other things, allowed certain one time addbacks to EBITDA for the fiscal period ended November 1, 2003, which corrected the covenant defaults and reset the EBITDA and certain other covenants going forward.

Effective July 31, 2004, the Company and the lenders executed a fifth amendment to the Multicurrency Credit Agreement.  The amendment increased the eligible trade accounts receivable the Company uses in calculating the amount it is allowed to borrow, and eliminated previously in-place reserves that had reduced the available borrowings, significantly increasing the availability compared to prior 2004 periods.  In addition, the amendment lowered the range of margins on bank borrowings and outstanding irrevocable letters of credit, reset the consolidated EBITDA covenant going forward and increased allowable capital expenditures for the fiscal 2004 year to $5.0 million.

On January 5, 2005, a sixth amendment to the Multicurrency Credit Agreement was executed.  The amendment, among other things, allows a $1.4 million add-back adjustment to the EBITDA covenant at October 30, 2004, for the additional workers’ compensation charges the Company incurred during the fourth quarter of fiscal 2004, as discussed above in Results of Operations for the fiscal year 2004.  The add-back will assist the Company in maintaining its minimum EBITDA and fixed charge covenants throughout fiscal 2005.

At October 30, 2004, the Company had $22.6 million available under the credit facilities and was in compliance with all covenants under its credit agreements.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable

60 calendar days after the end of each of the Company’s fiscal quarters.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.   The sixth amendment to the Company’s Multicurrency Credit Agreement provides for optional prepayment of the note subject to certain borrowing availability limits on the U.S. revolving loan commitment portion of the credit facilities.

On September 25, 2003, the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors.  The note provided for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1.0 million outstanding at any one time. On December 23, 2003, the Chairman made a $1.0 million advance to the Company under the terms of the note. The advance plus accrued interest was repaid on August 3, 2004.

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries.  These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary.  The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK.  During fiscal 2004, the UK utilized cash from operations and excess borrowing capacity to pay dividends to the US totaling $2.7 million.  The US can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although any significant remittances from Australia are currently restricted under the terms of the Australia credit facility.  However, as a result of positive operating performance in Australia in fiscal 2003 and fiscal 2004, the Company was notified by its Australian lender that these restrictions will be reduced or eliminated during fiscal 2005.  Outstanding principal on the intercompany loan to Australia was $4.1 million on October 30, 2004.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($750,000 per claim for fiscal year 2004 and $500,000 per claim for fiscal 2003.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable standby letters of credit, surety bonds or cash.  At October 30, 2004, the Company had $22.3 million of outstanding letters of credit to secure its domestic workers compensation obligations.  During fiscal 2004, the Company was cash collateralizing its fiscal 2004 policy year through payments totaling $13.8 million.  During the fourth quarter of fiscal 2004, the Company and its insurance carrier negotiated the return of this cash collateral and the Company issued $9.8 million of letters of credit in its place.

The Company recently completed negotiations for its 2005 policy year insurance program.  Total payments of $20.6 million will be paid in monthly installments, which commenced on November 1, 2004, in the amounts of $2.7 million for the first three installments and $1.4 million for the remaining nine installments.  Of these payments, $15.8 million will serve to cash collateralize the Company’s fiscal 2005 obligations in lieu of issuance of additional letters of credit.  Cash payments for 2005 policy year claims will be paid out of this cash collateral fund.  The Company will also make ongoing cash payments for claims for all other open policy years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity.

In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond that secures a portion of its workers’ compensation premium and deductible obligations.  The surety bond was $9.8 million at the end of fiscal 2003 and has been reduced to $3.8 million as of the end of fiscal 2004.  Based upon the terms of the 2005 policy agreement with its insurance carrier, the Company anticipates eliminating the surety bond during the third quarter of fiscal 2005.

As noted above in Results of Operations for the fiscal year 2004, the Company received an unfavorable arbitration ruling relating to a contract dispute with one of its vendors.  Payments of $0.9 million for the award plus remaining related attorneys’ fees were paid during the first quarter of fiscal 2005.

During the first quarter of fiscal 2005, the Company received $0.5 million of domestic federal income tax refunds relating to carryback provisions.

The Company continues to evaluate other opportunities to further strengthen its financial position.  However, the Company believes that the additional borrowing capacity provided under the amended credit agreement, together with cash generated through its improving operating performance, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following summarizes the Company’s contractual cash obligations in future fiscal years (in millions) as of October 30, 2004:

	Payment Due by Period (1)
Contractual Obligations	Total	Less than one fiscal year	1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years

Credit facilities	$15.7	$15.7
Promissory note	2.0		$2.0
Operating leases	11.3	4.0	2.6	$1.7	$1.4
Workers’ compensation policy year 2005	20.6	20.6
Capital lease	0.6	0.5	0.1
Total Contractual Obligations	$50.2	$40.8	$4.7	$1.7	$1.4

(1) The credit agreement expires in May 2007, but the Company’s lenders could require accelerated payment of amounts outstanding under the credit facilities in the event of default on one or more of the debt covenants contained therein.  Payments under the promissory note are subject to certain restrictions regarding borrowing capacity and compliances within the Company’s senior secured credit facilities.  Workers’ compensation obligations for policy year 2005 are based on estimates.  If actual results differ from these estimates the Company could be required to make additional payments to, or receive refunds from, its insurance carrier in years subsequent to 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company’s primary market risk exposure relates to interest rate risk.  At October 30, 2004, the Company’s outstanding debt under variable-rate interest borrowings was approximately $17.7 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.  The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the fiscal year ended October 30, 2004, the Company’s international operations comprised 23.4% of its revenue and, as of the end of that period, 21.9% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined under Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 as amended).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2004 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended October 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  The Company has adopted a Code of Ethics that applies to all the Company’s principal executive, financial and accounting officers. The Code of Ethics is posted on the Company website at www.westaff.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Ethics that apply, by posting such information on the Company’s website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, Westaff, Inc., P.O. Box 9280, Walnut Creek, CA 94598.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Note 7 of “Notes to Consolidated Financial Statements” under Item 15 of this Form 10-K. The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—As of the Fiscal Year Ended October 30, 2004 and the Fiscal Year Ended November 1, 2003

Consolidated Statements of Operations—For Each of the Three Years in the Period Ended October 30, 2004
Consolidated Statements of Stockholders’ Equity—For Each of the Three Years in the Period Ended October 30, 2004
Consolidated Statements of Cash Flows—For Each of the Three Years in the Period Ended October 30, 2004
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number

Description

3.1.2	Fourth Amended and Restated Certificate of Incorporation. (7)
3.2.4	Amended and Restated Bylaws, effective March 1, 2004. (12)
4.1.1	Form of Specimen Certificate for the Company’s Common Stock. (2)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company. (1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company. (1)
10.3.4	Employment Agreement with W. Robert Stover. (2)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom. (3)
10.3.5.1	First Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom. (9)
10.3.5.2	Second Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom. (13)
10.3.8	Employment Agreement between the Company and Dwight S. Pedersen. (5)
10.3.8.1	Notice of Grant to Dwight S. Pedersen of Stock Option (Incentive) with Exhibit A, Stock Option Agreement. (15)
10.3.8.2	Notice of Grant to Dwight S. Pedersen of Stock Option (Non-Statutory) with Exhibit A, Stock Option Agreement. (15)
10.3.8.3	First Amendment to Employment Contract By and Among Westaff Support, Inc., Westaff, Inc. and Dwight S. Pedersen. (9)
10.3.8.4	Second Amendment to Employment Agreement By and Among Westaff Support, Inc., Westaff, Inc. and Dwight S. Pedersen. (13)
10.3.8.5	Third Amendment to Employment Agreement By and Among Westaff Support, Inc., Westaff, Inc. and Dwight S. Pedersen. (15)
10.3.8.6

Addendum made the 26th day of January 2005 to agreement between Westaff (UK) Limited (“the Company”) and Patricia M. Newman (“the Employee”) supplemental to an agreement made as of the 1st day of December 1998 between the Company and the Employee; an addendum made as of the 4th day of February 1999 between the Company and the Employee; a letter dated the 3rd day of April 2001 from Bob Stover to Employee; and a memorandum dated 23rd February 2004 between the Company and the Employee.

10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated. (4)
10.8.20	Credit Agreement dated as of May 17, 2002. (6)
10.8.20.1	First Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors. (8)
10.8.20.2	Second Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors. (9)
10.8.20.3	Third Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors. (10)
10.8.20.4	Fourth Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors. (11)
10.8.20.5	Fifth Amendment to Multicurrency Credit Agreement and Consent of Guarantors. (13)
10.8.20.6	Sixth Amendment to Multicurrency Credit Agreement and Consent of Guarantors. (16)
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002. (6)
10.8.22	Pledge Agreement dated as of May 17, 2002. (6)
10.8.23	Security Agreement dated as of May 17, 2002. (6)
10.8.24	Parent Guaranty dated as of May 17, 2002. (6)
10.8.25	Subsidiary Guaranty dated as of May 17, 2002. (6)

10.8.26	Amended and Restated Unsecured Subordinated Noted dated May 17, 2002. (6)
10.8.27	Unsecured Subordinated Draw Down Note dated September 25, 2003. (10)
10.11	Westaff, Inc. Employee Stock Purchase Pan. (4)
10.11.3	International Employee Stock Purchase Plan. (4)
10.12	Westaff Key Employee Transition Compensation Plan. (14)
10.13	Form of Employment Contract with Certain Named Executive Officers. (4)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page IV-1).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Registration Statement on Form S-1 (File No. 33-85536) declared effective by the Securities and Exchange Commission on April 30, 1996.

(2)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

(3)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2000.

(4)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2001.

(5)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2002.

(6)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 20, 2002.

(7)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended July 13, 2002.

(8)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002.

(9)                                  Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended July 12, 2003.

(10)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003.

(11)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2004.

(12)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated March 1, 2004.

(13)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended July 10, 2004.

(14)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated September 20, 2004.

(15)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated October 4, 2004.

(16)                            Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated January 5, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Westaff, Inc.

We have audited the accompanying consolidated balance sheets of Westaff, Inc. and subsidiaries (the Company) as of October 30, 2004 and November 1, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 30, 2004 and November 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, effective November 3, 2002 the Company changed its method of accounting for goodwill and other intangibles to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Oakland, California

January 26, 2005

Westaff, Inc.

Consolidated Statements of Operations

(Amounts in thousands except per share amounts)

	October 30,	November 1,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,993	$4,759
Trade accounts receivable, less allowance for doubtful accounts of $1,124 and $1,067	84,712	74,564
Income taxes receivable	847	536
Deferred income taxes	286
Prepaid expenses	4,530	2,833
Other current assets	877	1,741
Total current assets	98,245	84,433

Property and equipment, net	10,184	12,569
Goodwill	11,760	11,687
Other long-term assets	2,219	4,458
	$122,408	$113,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$15,734	$25,410
Current portion of capital lease obligations	465	432
Accounts payable	2,731	2,013
Accrued expenses	44,944	34,086
Income taxes payable	632	626
Net liabilities of discontinued operations	225	629
Total current liabilities	64,731	63,196

Note payable to related party	2,000	2,000
Long-term capital lease obligations	125	590
Other long-term liabilities	15,705	11,905
Total liabilities	82,561	77,691

Commitments and contingencies (Notes 2, 14 and 16)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 16,047 shares at October 30, 2004 and 16,015 shares at November 1, 2003	160	160
Additional paid-in capital	36,768	36,706
Retained earnings (accumulated deficit)	3,025	(448)
Accumulated other comprehensive loss	(106)	(962)
Total stockholders’ equity	39,847	35,456
	$122,408	$113,147

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Operations

(Amounts in thousands except per share amounts)

	Fiscal year ended
	October 30, 2004	November 1, 2003	November 2, 2002

Revenue	$601,476	$530,299	$515,253

Costs of services	499,630	439,801	419,932

Gross profit	101,846	90,498	95,321

Franchise agents’ share of gross profit	18,494	16,599	15,409
Selling and administrative expenses	72,155	70,286	75,537
Depreciation and amortization	4,474	5,500	6,601
Impairment of intangible assets			116
Arbitration expenses (Note 16)	1,058	950	(693)
Restructuring charges (Note 4)			1,896

Operating income (loss) from continuing operations	5,665	(2,837)	(3,545)

Interest expense	2,209	1,762	2,343
Interest income	(106)	(186)	(387)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	3,562	(4,413)	(5,501)
Provision (benefit) for income taxes	239	361	(4,070)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	3,323	(4,774)	(1,431)

Income from discontinued operations	150	316
Cumulative effect of change in accounting principle		(670)
Net income (loss)	$3,473	$(5,128)	$(1,431)

Earnings (loss) per share - basic and diluted

Continuing operations before cumulative effect of change in accounting principle	$0.21	$(0.30)	$(0.09)
Discontinued operations	$0.01	$0.02	$—
Cumulative effect of change in accounting principle	$—	$(0.04)	$—

Net income (loss)	$0.22	$(0.32)	$(0.09)

Weighted average shares outstanding - basic	16,033	15,996	15,945
Weighted average shares outstanding - diluted	16,081	15,996	15,945

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

					Accumulated
			Additional	Retained	other
	Common stock		paid-in	earnings	comprehensive	Treasury stock
	Shares	Amount	capital	(accumulated deficit)	loss	Shares	Amount	Total

Balance at November 3, 2001	15,948	$159	$36,582	$6,209	$(3,301)	34	$(157)	$39,492
Comprehensive loss:
Net loss				(1,431)
Currency translation adjustments					784
Total comprehensive loss								(647)
Purchase of treasury stock						5	(13)	(13)
Stock issued under employees’ stock purchase plans	24	1	45	(98)		(39)	170	118

Balance at November 2, 2002	15,972	160	36,627	4,680	(2,517)			38,950
Comprehensive loss:
Net loss				(5,128)
Currency translation adjustments					1,555
Total comprehensive loss								(3,573)
Stock issued under employees’ stock purchase plans	43		79					79

Balance at November 1, 2003	16,015	160	36,706	(448)	(962)	—	—	35,456
Comprehensive income:
Net income				3,473
Currency translation adjustments					856
Total comprehensive income								4,329
Stock issued under employees’ stock purchase plans	32		62					62

Balance at October 30, 2004	16,047	$160	$36,768	$3,025	$(106)	—	$—	$39,847

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal year ended
	October 30,	November 1,	November 2,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$3,473	$(5,128)	$(1,431)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Income from discontinued operations	(150)	(316)
Cumulative effect of change in accounting principle		670
Loss on impairment of intangible assets			116
Depreciation and amortization	4,474	5,500	6,601
Provision for losses on doubtful accounts	1,168	639	1,703
Deferred income taxes	(278)		1,350
Income from sales of affiliate operations	(25)	(128)	(197)
(Gain) loss on sale or disposal of assets	(657)	51	193
Other	(198)	(268)	60
Changes in assets and liabilities:
Trade accounts receivable	(9,209)	(3,221)	(737)
Other assets	133	(4,541)	(5,259)
Accounts payable and accrued expenses	15,089	1,499	50
Income taxes payable	(11)	(179)	201
Other liabilities	268	145	1,455
Net cash provided (used) by continuing operations	14,077	(5,277)	4,105
Net cash (used) provided by discontinued operations	(254)	340	413
Net cash provided (used) by operating activities	13,823	(4,937)	4,518
Cash flows from investing activities
Capital expenditures	(3,369)	(2,593)	(2,089)
Payments for intangibles	(4)		(223)
Proceeds from sales of affiliate operations	41	328	1,258
Proceeds from sales of assets	1,945	7,386	21
Other, net	(166)	48	241
Net cash (used) provided by investing activities	(1,553)	5,169	(792)
Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	(9,903)	5,008	19,551
Proceeds from issuance of notes payable to related parties	1,000		3,000
Payments of notes payable to related parties	(1,000)	(1,000)
Proceeds from issuance of long-term debt			5,000
Principal payments on long-term debt and capital lease obligations	(432)	(4,848)	(30,500)
Payment of debt issuance costs	(178)	(362)	(1,987)
Issuance of common stock	63	79	118
Purchase of common stock			(13)
Net cash used by financing activities	(10,450)	(1,123)	(4,831)
Effect of exchange rate changes on cash	414	166	146
Net change in cash and cash equivalents	2,234	(725)	(959)
Cash and cash equivalents at beginning of year	4,759	5,484	6,443
Cash and cash equivalents at end of year	$6,993	$4,759	$5,484

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,481	$1,252	$3,101
Income taxes paid (refunded), net	786	(4,220)	(1,949)

Supplemental schedule of noncash investing and financing activities:
Equipment purchased with capital leases		$1,369

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

Translation of foreign currencies

The functional currency for each of the Company’s foreign operations is the applicable local currency.  All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at exchange rates as of the date of the balance sheet and all revenue and expense accounts are translated using weighted average exchange rates for the periods presented.  Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders’ equity. Aggregate transaction gains included in determining income (loss) from continuing operations were $182, $221 and $251 for fiscal years 2004, 2003 and 2002, respectively, and are included in selling and administrative expenses.

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

2.              Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  Fiscal years 2004, 2003 and 2002 each include 52 weeks.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at October 30, 2004 and November 1, 2003 because of the short maturity of these items.  The fair value of the Company’s debt instruments approximates the carrying value as of October 30, 2004 and November 1, 2003 based on current rates available to the Company for debt with similar terms.

Cash and cash equivalents

The Company considers all investments with maturities at purchase of three months or less to be cash equivalents.

Concentrations of credit risk

The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables.  However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas.  Furthermore, the Company routinely assesses the financial strength of its customers.

Revenue recognition

Revenue from the sale of services is recognized at the time the service is performed.  The Company maintains an allowance for doubtful accounts on accounts receivable for estimated losses.  A portion of the Company’s revenue is derived from affiliate operations which consist of franchise agent and license operations.

Revenue generated by franchise agents and related costs of services are included as part of the Company’s consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  Franchise agents sales represented 28.4%, 26.4% and 24.1% of the Company’s total revenue for fiscal 2004, 2003 and 2002, respectively.  The net distribution paid to the franchise agent for services rendered is based either on a percentage of sales or of the gross profit generated by the franchise agent’s operation and is reflected as franchise agents’ share of gross profit in the Consolidated Statements of Operations.

The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.  Accordingly, sales and costs of services generated by the license operation are not included in the Company’s consolidated financial statements.  The Company advances funds to licensees for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue.  Advances to licensees are secured by a pledge of the licensee’s trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances.  Under the terms of a lockbox arrangement between the Company and its licensees, the advances are reduced as remittances are received related to licensees’ trade accounts receivable.  Licensees have pledged trade receivables of $255 at October 30, 2004 and $229 at November 1, 2003, respectively, as collateral for such advances. Sales generated by license offices (and excluded from the Company’s revenue) were $1,562, $4,417, and $6,102 for fiscal 2004, 2003 and 2002, respectively. The Company currently has only one remaining licensee and is no longer offering license agreements to new prospects.

Although the Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training, the Company has not charged or collected such fees during the fiscal years ended 2004, 2003 and 2002, respectively, therefore there is no recorded fee income of this type included in the Consolidated Statements of Operations for those years.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on historical experience.  A summary of changes in the reserve for fiscal years 2004, 2003 and 2002 is as follows:

Fiscal Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

October 30, 2004	$1,067	1,075	1,018	$1,124

November 1, 2003	$1,316	639	888	$1,067

November 2, 2002	$1,260	1,510	1,454	$1,316

Property, plant and equipment

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are twenty-five to thirty-one years for buildings and three to ten years for furniture and equipment.  Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases, generally three to five years.  The Company capitalizes internal and external costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  During fiscal 2004 and fiscal 2003 the Company performed tests for impairment in accordance with the new standard (see Note 5).  Prior to adoption of SFAS No. 142, the Company’s management assessed the recoverability of its long-lived assets, including goodwill, under the provisions of SFAS

No.121 by determining whether the projected undiscounted future cash flows expected to result from the use of the asset were less than the carrying value of the asset.  In fiscal 2002, this assessment resulted in a pre-tax goodwill impairment charge of $116.

Long-lived assets

Effective November 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company’s primary long-lived assets are property and equipment.  SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date.  No impairment charge has been recorded since the adoption of SFAS No. 144.

Workers’ compensation

The Company self-insures the deductible amount related to workers’ compensation claims. The deductible amount was $750 per claim for policy year 2004 and $500 per claim for policy years 2003 and 2002.  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims incurred and reported and claims incurred but not reported and may adjust the accruals based on the results of the valuations.  As of October 30, 2004 and November 1, 2003, the workers’ compensation liabilities were $16,382 and $9,756, respectively, of which $11,900 at October 30, 2004 and $7,500 at November  1, 2003 are included in other long-term liabilities for obligations which are not expected to be paid in the following fiscal year.  In fiscal 2003, the Company was required to fully fund its 2003 policy year workers’ compensation obligations through cash deposits, which essentially offset the related accruals recorded for that policy year.

The Company is contractually required to collateralize its recorded obligations under the workers’ compensation insurance contracts with Travelers Indemnity Company through cash, irrevocable letters of credit or surety bonds.  During fiscal 2004, the Company was cash collateralizing its fiscal 2004 policy year through payments totaling $13,779.  In the fourth quarter of fiscal 2004, Travelers returned the cash collateral and the Company issued $9,779 of additional letters of credit in its place.  As of October 30, 2004, the aggregate collateral requirements were satisfied through $22,311 of letters of credit and a $3,843 million surety bond.

Income taxes

The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  A valuation allowance is established when it is more likely than not that a deferred tax asset is not realizable in the foreseeable future.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

Accounting for stock-based compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(APB 25), and follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Accordingly, compensation cost is not recognized for options granted at fair market value.  The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had compensation cost been determined using the fair value method:

	Fiscal year ended
	October 30,	November 1,	November 2,
	2004	2003	2002

Net income (loss) as reported	$3,473	$(5,128)	$(1,431)
Employee stock based compensation expense
determined under fair value based method	(443)	(466)	(477)
Pro forma net income (loss)	$3,030	$(5,594)	$(1,908)

Earnings (loss) per share as reported	$0.22	$(0.32)	$(0.09)
Pro forma earnings (loss) per share	$0.19	$(0.35)	$(0.12)

Because stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years.  See Note 13 for information on the assumptions used in determining the fair value of option grants.

Reclassifications

Certain amounts in the fiscal 2003 and fiscal 2002 financials have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)).  SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions.  Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company is required to adopt SFAS 123(R) in the fourth quarter of fiscal 2005, and has not currently evaluated the impact of adoption on its overall results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46).  FIN 46 provides guidance on identifying variable interest entities and assessing whether or not they should be consolidated.  In December 2003, the FASB issued a revised interpretation (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities.  The Company adopted the interpretation during fiscal 2004.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

3.              Discontinued Operations

During fiscal 1999 the Company discontinued its medical business (Western Medical) principally through a sale to Intrepid U.S.A. Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.

Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement.  During the first quarter of fiscal 2003, as a result of the favorable appeal settlement, the Company recognized $316 of income from discontinued operations.

During the third quarter of 2004, the Company resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims.  As a result, $150 of income from discontinued operations was recognized and is reflected in the Statement of Operations for the fiscal year ended October 30, 2004.

As of October 30, 2004, the remaining current liabilities of the discontinued medical operations are for settled but unpaid claims of $190 and other costs of $35.

	Fiscal Year Ended
	October 20, 2004	November 1, 2003

Balance sheet data:
Current assets		$15
Current liabilities	$(225)	(644)
Net liabilities of discontinued operations	$(225)	$(629)

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

5.              Goodwill

Effective November 3, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test.  The impairment test is comprised of two parts.  The first step compares the fair value of a reporting unit with its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed.  The second step compares the implied fair value of the reporting units’ goodwill with the respective carrying value to determine the amount of impairment loss, if any.

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

The Company performed its annual impairment evaluations in the fourth quarters of fiscal 2003 and fiscal 2004.  No additional impairments were identified.

In accordance with SFAS No. 142, no amortization of goodwill was recorded for fiscal 2004 and fiscal 2003.  During fiscal 2002, the Company recorded goodwill amortization of $875.  Excluding this amortization expense, the net loss for fiscal 2002 would have been $556 or $(0.4) per share.  The increase in the carrying amount of goodwill of $73 during the fiscal year ended October 30, 2004 was due to the effect of foreign currency translation.

6.              Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Fiscal Year Ended
	October 30, 2004	November 1, 2003	November 2, 2002

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$3,323	$(4,774)	$(1,431)

Denominator for basic earnings per share - weighted average shares	16,033	15,996	15,945

Effect of dilutive securities:
Stock options	48	—	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,081	15,996	15,945

Basic and diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$0.21	$(0.30)	$(0.09)

Antidilutive weighted shares excluded from diluted earnings per share	416	1,061	366

7.              Transactions with Related Parties

In 2002, the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000 with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on October 30, 2004 was 11.75%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Interest paid on this note during fiscal 2004, fiscal 2003 and fiscal 2002 was $222, $230 and $68, respectively.

On September 25, 2003 the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors.  The note provided for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1,000 outstanding at any one time. On December 23, 2003 the Chairman made a $1,000 advance to the Company which was repaid on August 3, 2004.  Total interest paid on the advance during fiscal 2004 was $68.

8.              Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 30, 2004	November 1, 2003

Land and buildings		$2,251
Computer hardware and software	$24,542	25,794
Computer equiment under capital lease	1,369	1,369
Equipment, furniture and fixtures	17,787	20,003

	43,698	49,417

Less accumulated depreciation and amortization	(33,514)	(36,848)

	$10,184	$12,569

Depreciation expense was $4,465, $5,307, and $5,388 for fiscal years 2004, 2003 and 2002, respectively. Amortization of capital leased equipment included in depreciation expense was $466 for fiscal 2004 and $365 for fiscal 2003.

In February 2004, the Company completed the sale of its remaining unoccupied corporate headquarters’ building for proceeds of $1,938.  The $725 gain on the sale of the land and the building is included in selling and administration expenses for the fiscal year ended October 30, 2004.

9.              Borrowings Under Revolving Credit Facilities and Loans Payable

On May 17, 2002 the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000, expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 US Revolving Loan Commitment, a £2,740 UK Revolving Loan Commitment (US dollar equivalent of approximately $4,000 at the date of the agreement), and a $5,000 term loan (the Term Loan), which was repaid during fiscal 2003.  In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (US dollar equivalent of approximately $6,000 at the date of the agreement).  Each agreement includes a letter of credit sub-facility.  Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder.

The US Revolving Loan Commitment provides for an aggregate $50,000 commitment subject to a borrowing base calculation on eligible domestic accounts receivable.  Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $35,000.  Interest on borrowings under the commitment is based either on an index rate equal to the higher of the Federal Funds Rate plus 0.50% or the bank prime loan rate, each plus applicable margins of up to 0.50%, or on LIBOR plus margins ranging from 2.25% to 2.75%. Borrowings outstanding under the US Revolving Loan Commitment at October 30, 2004 were $10,974 at a weighted average interest rate of 4.62% and at November 1, 2003 were $21,585 at a weighted average interest rate of 4.36%.

The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable.  Interest on outstanding borrowings is based on the British prime rate plus margins of up to 0.50%.  Borrowings outstanding under the UK Revolving Loan Commitment were US$1,408 at October 30, 2004 with an interest rate of 4.75% and US$5 at November 1, 2003 with an interest rate of 4.75%.

The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable.  Direct advances are limited by outstanding letters of credit up to a maximum of A$500.  Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%.  At October 30, 2004, borrowings of US$3,352 were outstanding under the A$ Facility Agreement at an interest rate of  5.47% and at November 2, 2003 borrowings outstanding were US$3,820 at an interest rate of 4.95%.

The credit facilities expire in May 2007.  The Company has classified all of its borrowings under the revolving credit facilities as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”, although the Company has the ability and the intent to maintain these obligations for longer than one year.

The credit facilities are secured by substantially all of the assets of the Company.  GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over the Company’s primary U.S., United Kingdom and Australia cash receipts accounts.  Cash receipts into these accounts are applied against the Company’s respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into the Company’s disbursement accounts.

The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The covenants also generally restrict, limit or, in certain circumstances, prohibit the Company with respect to payment of dividends, capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments.

On February 20, 2004, the Company and its lending agents executed a fourth amendment to the agreement.  The amendment allowed certain one-time add-backs to EBITDA for the fiscal period ended November 1, 2003, which corrected certain covenant defaults and reset the EBITDA and certain other covenants going forward.  The amendment also required a separate EBITDA covenant calculation for the Company’s domestic operations on a stand-alone basis.  In addition, the amendment reset the reserves which affect the Company’s borrowing capacity, redefined eligible trade accounts receivable for purposes of calculating the US and UK borrowing base, increased the applicable margins on outstanding irrevocable letters of credit by 1.0% and reduced maximum capital expenditures allowed for fiscal 2004 by $1,000.

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

On January 5, 2005, a sixth amendment to the Multicurrency Credit Agreement was executed.  The amendment, among other things, allows a $1,400 add-back adjustment to the EBITDA covenant at October 30, 2004 for additional workers’ compensation charges the Company incurred during the fourth quarter of fiscal 2004 relating to adverse loss development on historical claims.

At October 30, 2004, the Company had $22,631 available under the credit facilities,  $23,011 in letters of credit outstanding and was in compliance with all covenants under the credit agreement.

 In addition to its outstanding letters of credit, the Company has an outstanding financial guarantee bond in the amount of $3,843 that secures a portion of its workers’ compensation premium and deductible obligations.  Ninety day advance written notice of non-renewal is required.  Based upon the terms of the 2005 policy agreement with its insurance carrier, the Company expects to eliminate the surety bond in the third quarter of fiscal 2005.

10.       Accrued Expenses

Accrued expenses consist of the following:

	October 30, 2004	November 1, 2003

Accrued payroll and payroll taxes	$17,460	$14,244
Accrued insurance/workers’ compensation	9,392	6,571
Arbitration award and related fees	780	950
Taxes other than income taxes	3,448	2,643
Checks outstanding in excess of book cash balances	5,123	3,754
Other	8,741	5,924
	$44,944	$34,086

11.         Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal year ended
	October 30, 2004	November 1, 2003	November 2, 2002

Current:
Federal	$(350)	$(211)	$(5,842)
State and local	175	52	104
Foreign	414	520	317

	239	361	(5,421)

Deferred:
Federal			1,345
Foreign			6

	—	—	1,351
Total provision (benefit) for income taxes from continuing operations:	$239	$361	$(4,070)

A reconciliation of income taxes provided at the statutory federal rate (35%) and income taxes reported in the Consolidated Statements of Operations is as follows:

	Fiscal year ended
	October 30, 2004	November 1, 2003	November 2, 2002

Income tax provision (benefit) computed at federal statutory rate	$1,247	$(1,545)	$(1,926)
State taxes (net of federal benefit in 2002)	175	52	67
Permanent differences	1,868	(102)	63
Tax credits	(2,706)
Valuation allowances	(122)	1,994	(2,377)
Other	(223)	(38)	103

Income tax provision (benefit)	$239	$361	$(4,070)

The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows (includes the tax effect of temporary differences from discontinued operations):

	October 30, 2004	November 1, 2003

Workers’ compensation	$8,133	$5,888
Accruals relating to discontinued operations	86	269
Other liabilities and accruals	1,049	1,393
Federal, state and foreign net operating loss carryforwards	2,552	5,452
Depreciation and amortization	3,027	4,476
Sales of property	1,566	1,896
Tax credits	2,556

Gross deferred tax assets	18,969	19,374
Valuation allowance	(18,683)	(19,374)
Net deferred tax asset	$286	$0

At October 30, 2004 all of the Company’s net deferred tax assets, except for $286, were offset with a valuation allowance as it is more likely than not that the deferred tax assets will not be realizable in the foreseeable future.  The net deferred tax asset of $286 pertains to net operating losses in Australia which are expected to be realizable in the foreseeable future.  The decrease in the valuation allowance in the current year is primarily the result of a decrease in the net deferred tax assets. The Company’s deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $5 expiring during fiscal 2006, $58 expiring during fiscal 2007, $41 expiring during fiscal 2008 and $2,448 expiring through fiscal 2024.  The Company’s deferred tax assets resulting from tax credits are $703 for foreign tax credit carryforwards expiring in 2014 and $1,853 for Work Opportunity Tax Credit carryforwards expiring through 2024.

The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal year ended
	October 30, 2004	November 1, 2003	November 2, 2002

Domestic	$667	$(5,041)	$(4,734)
Foreign	2,895	628	(767)

Income (loss) from continuing operations before income taxes and cumulative change in accounting principle	$3,562	$(4,413)	$(5,501)

At October 30, 2004, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3,038.  Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company.  However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

12.       Savings Plans

The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible domestic employees.  Under both the deferred and 401(k) savings plans for fiscal year 2004 and fiscal year 2003, employees can elect to contribute up to 60% of their eligible annual compensation subject to statutory limits.  During the fiscal 2003 year, the Company suspended its employer matching contribution of 10% of participant contributions up to the first 10% of the employee’s contributions.  The Company’s contribution for fiscal 2003 was $77 and for fiscal 2002 was $145.

13.       Stockholders’ Equity

Treasury stock

From time to time, the Company repurchases shares of its common stock on the open market.  The repurchased shares may be used for reissuance under the Company’s stock option and employee stock purchase plans.  When treasury shares are reissued, any excess of the proceeds over the acquisition cost of the shares is credited to additional paid-in-capital.  Excess acquisition cost over the proceeds from reissuance, determined on a first-in first-out basis, is charged to additional paid-in-capital to the extent of previous net “gains”, and then to retained earnings.

Employee stock purchase plan

Under the Company’s 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semi-annual purchase period.  The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period.  The plan provides for the issuance of up to 750 shares of the Company’s common stock.  As of October 30, 2004, shares issued under the plan totaled 594.

Stock option plan

The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company’s common stock at the date of grant.  Nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors.  Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in thirty-six equal monthly installments.  No option may have a term in excess of 10 years. At October 30, 2004 there were 2,424 shares reserved for issuance under the plan.  The maximum number of shares with respect to which stock options, stock appreciation rights and direct stock issuances may be granted to an individual in any calendar year are 1,000 shares.  No stock appreciation rights have been granted under the plan.

The following table summarizes the stock option transactions under the Company’s plan. The fair value of each option included in the table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 2004, 2003 and 2002, respectively: zero dividend yield, expected volatility of 145%, 154% and 156%, expected lives of 6 years; and risk-free interest rates of 3.9%, 3.2% and 4.1%.

	October 30, 2004		November 1, 2003		November 2, 2002
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

Options outstanding, beginning of year	1,080	$3.09	1,419	$3.10	1,251	$3.13
Granted at market value	44	2.53	52	2.16	384	3.12
Granted in excess of market value					550	2.35
Cancelled	(89)	3.14	(391)	2.97	(766)	2.63
Options outstanding, end of year	1,035	$3.07	1,080	$3.09	1,419	$3.10

Options exercisable, end of year	562	$3.47	482	$3.64	705	$3.41

Options available for grant, end of year	1,389		1,344		1,005
Total options authorized	2,424		2,424		2,424

Weighted average fair value of options granted during the year:
At market value		$2.36		$2.04		$2.97
In excess of market value						$2.15

The following table summarizes information about stock options outstanding at October 30, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price

$1.63 -2.35	597	7.26	$2.33	282	$2.32
$2.45 -4.00	370	7.67	3.14	212	3.19
$6.00 -6.33	12	3.01	8.22	12	6.22
$9.33 -9.58	53	2.06	9.43	53	9.43
$16.17 - 16.17	3	3.41	16.17	3	16.17
$1.63 - 16.17	1,035	7.08	$3.07	562	$3.47

14.       Leases

The Company leases real and personal property under operating leases with terms generally ranging from one to five years. Some of these leases have renewal options and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense, including month-to-month rentals, amounted to $6,421 in fiscal 2004, $6,699 in fiscal 2003, and $6,279 in fiscal 2002.  The Company also receives rental income from subleases which expire on various dates.  Sublease income was not material to the Company’s results of operations for any periods presented.

In fiscal 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices’ land and buildings. The lease, which is being accounted for as an operating lease, has a term of seven years with an option to renew  for an additional five years.  The result of the sale was a net pre-tax gain of approximately $5,300 that the Company deferred and is amortizing as an offset to rent expense over the seven year lease term.  A portion of the net proceeds from the sale of $6,866 was used to repay the outstanding principal and interest under a term loan of $4,515 (see Note 8).  Additionally, the Company used $1,020 of the net proceeds to pay the outstanding principal and interest of a promissory note payable to the Company’s President and Chief Executive Officer. The remainder of the net proceeds was used to repay outstanding borrowings under the Company’s revolving credit facilities.  In connection with the lease agreement, the Company issued a $700 irrevocable standby letter of credit as a security deposit.

Future minimum lease payments for all non-cancelable operating leases at October 30, 2004 are as follows:

Fiscal year

2005	$4,022
2006	2,599
2007	1,734
2008	1,413
2009	1,257
Thereafter	325

Total minimum lease payments	$11,350

In December 2002, the Company entered into a lease transaction for certain information technology equipment.  This lease, which has a term of 37 months, is being accounted for as a capital lease.  Capital lease obligations as of October 30, 2004 are as follows:

October 30,
2004

Minimum lease payments:
Fiscal 2005	$493
Fiscal 2006	134
Total minimum lease payments	627
Less amount representing interest	(36)
Present value of net minimum lease payments	591
Less current portion of capital lease obligation	(466)
Long-term capital lease obligation	$125

15.       Operating Segments

The Company has four reportable segments:  Domestic Business Services, United Kingdom, Australia and Other International.  Domestic Business Services provides a variety of temporary staffing services and permanent placements, primarily in clerical and light industrial positions, through a network of company-owned and franchise agent offices.  The segment consists of 16 geographically diverse company regions or districts under the direction of regional/district managers and one combined franchise region, each identified as an operating segment.  Revenue from Domestic Business Services is derived wholly from the United States and its territories.  The domestic operating segments meet the aggregation criteria specified under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” for reporting purposes.  The international operations comprise company-owned offices providing primarily clerical and light industrial temporary staffing services and permanent placements in Australia, the United Kingdom, Norway, Denmark and New Zealand.  The Company employs managing directors who oversee all operations in one or more countries.  Revenue is attributed to each country based on the location of the respective country’s principal offices.  Where appropriate, two or more international operations have been combined into one reportable segment as they share a majority of the aggregation criteria and are not individually reportable.

The Company evaluates the performance of and allocates resources to the reportable segments based on operating income.  The accounting policies of the segments are the same as those described in Note 2.  Certain operating expenses of the Company’s corporate headquarters, which are included in Domestic Business Services, are charged to the international entities in the form of royalties.  Domestic assets relating to the generation of the royalties, primarily property, plant and equipment, have not been allocated due to impracticality and are not considered material for purposes of assessing performance and making operating decisions.

The following summarizes reporting segment data for fiscal years 2004, 2003 and 2002:

	Fiscal Year Ended October 30, 2004
	Domestic Business Svcs	United Kingdom	Australia	Other International	Adjustments (1)	Consolidated

Revenue	$469,878	$45,088	$67,708	$18,802		$601,476

Operating income from continuing operations	$2,439	$2,172	$722	$332		$5,665

Depreciation and amortization	$3,561	$361	$394	$158		$4,474

Expenditures for purchases of fixed assets	$2,849	$374	$128	$40		$3,391

Total long-lived assets	$19,184	$868	$1,710	$182		$21,944

Total assets	$94,031	$10,433	$13,604	$6,463	$(2,123)	$122,408

	Fiscal Year Ended November 1, 2003
	Domestic Business Svcs	United Kingdom	Australia	Other International	Adjustments (1)	Consolidated

Revenue	$427,097	$33,409	$52,340	$17,453		$530,299

Operating income (loss) from continuing operations	$(3,696)	$1,316	$(406)	$(51)		$(2,837)

Depreciation and amortization	$4,594	$290	$399	$217		$5,500

Expenditures for purchases of fixed assets	$1,816	$369	$284	$124		$2,593

Total long-lived assets	$21,319	$795	$1,868	$275		$24,257

Total assets	$91,576	$8,796	$11,555	$5,337	$(4,117)	$113,147

	Fiscal Year Ended November 2, 2002
	Domestic Business Svcs	United Kingdom	Australia	Other International	Consolidated

Revenue	$428,187	$27,686	$41,811	$17,569	$515,253

Operating income (loss) from continuing operations	$(2,925)	$760	$(645)	$(735)	$(3,545)

Depreciation and amortization	$5,725	$284	$392	$200	$6,601

Expenditures for purchases of fixed assets	$1,639	$213	$147	$90	$2,089
Payments for intangibles	223	—	—	—	223
Total expenditures for long-lived assets	$1,862	$213	$147	$90	$2,312

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

On October 28, 2003, Bond International Software, Inc. (“Bond”) filed a demand for arbitration with the American Arbitration Association (“AAA”).  Bond sought compensation for the Company’s alleged breach of a 2001 software agreement.  The Company filed a counterclaim, seeking the return of monies previously paid to Bond.  The arbitration hearing was held in September 2004.  The arbitrator issued an Interim Award on October 25, 2004, agreeing that the Company had the right to terminate the agreement, but granting Bond “termination charges” in the amount of $423 plus interest from January 2002.  The arbitrator denied Bond’s claim for damages for breach of the implied covenant of good faith and fair dealing, and denied the Company’s counterclaim.  In the Final Award issued December 4, 2004, the arbitrator ordered the Company to pay Bond $291 in attorneys’ fees and costs, and to pay the AAA administrative fees and arbitrator compensation totaling $44.  As a result of the arbitration, the Company recorded a charge of $1,058 in fiscal 2004 for the award and related legal fees.

On March 9, 2000, Synergy Staffing, Inc.  (“claimant”) filed a complaint against the Company alleging, among other things, that the Company fraudulently induced the plaintiff to sell the assets of The Personnel Connection, Inc. On January 9, 2002, an arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224 plus interest, as well as reasonable attorneys’ fees and other costs incurred in the proceeding.  During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated costs of the award.  On February 11, 2002, the arbitration panel issued an Order Modifying Interim Award, crediting the Company for $800 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424.  As a result of the interim award, the Company determined that $693 of the initial estimated liabilities were no longer required, and recorded the reduction in its fourth fiscal quarter of 2002. The claimant asked the superior court to correct and confirm the interim award.  On September 25, 2002, the court denied the plaintiff’s motion.  The claimant then filed an appeal of the denial with the appellate court.   On October 21, 2003 the appellate court reversed the superior court’s denial of the claimant’s motion.  The Company filed a petition for rehearing, which was denied.  In December 2003, the claimants agreed to a settlement of $930.  Accordingly, the Company recorded a $950 charge to earnings in fiscal 2003 for the cost of the settlement plus related attorneys’ fees.

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

17.       Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the fiscal years ended October 30, 2004 and November 1, 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal year ended October 30, 2004
Revenue	$122,483	$131,172	$142,266	$205,555
Gross profit	$20,646	$21,985	$24,627	$34,588

Income (loss) from continuing operations	$(906)	$168	$1,605	$2,455
Income from discontinued operations			150
Net income (loss)	$(906)	$168	$1,755	$2,455

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.06)	$0.01	$0.10	$0.15
Income from discontinued operations	$—	$—	$0.01	$—
Net income (loss)	$(0.06)	$0.01	$0.11	$0.15

Fiscal year ended November 1, 2003
Revenue	$117,834	$116,442	$117,149	$178,874
Gross profit	$20,371	$19,810	$20,670	$29,647

Loss from continuing operations before cumulative effect of change in accounting principle	$(664)	$(2,663)	$(847)	$(600)
Income from discontinued operations	316
Cumulative effect of change in accounting principle	(670)
Net loss	$(1,018)	$(2,663)	$(847)	$(600)

Basic and diluted earnings (loss) per share
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.04)	$(0.17)	$(0.05)	$(0.04)
Income from discontinued operations	$0.02	$—	$—	$—
Cumulative effect of change in accounting principle	$(0.04)	$—	$—	$—
Net loss	$(0.06)	$(0.17)	$(0.05)	$(0.04)

(1)

The results for the fourth quarter of fiscal 2004 include a $1,655 charge for increased workers’ compensation costs due primarily to adverse loss development of historical claims.  The quarter also includes a $1,058 charge related to an adverse arbitration award (Note 16).

The fourth quarter of fiscal 2003 includes a workers’ compensation charge of $1,838 and a $950 charge as a result of an arbitration ruling (Note 16).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

WESTAFF, INC.

By:	/s/ DWIGHT S. PEDERSEN
Dwight S. Pedersen
President and Chief Executive Officer
Date: January 28, 2005

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

Signature	Title	Date

/s/ W. ROBERT STOVER
W. Robert Stover	Chairman of the Board	January 28, 2005

/s/ DWIGHT S. PEDERSEN
Dwight S. Pedersen	President and Chief Executive Officer
	and Director (Principal Executive Officer)	January 28, 2005

/s/ DIRK A. SODESTROM
Dirk A. Sodestrom	Senior Vice President and Chief Financial
	Officer (Principal Financial Officer)	January 28, 2005

/s/ JACK D. SAMUELSON
Jack D. Samuelson	Director	January 28, 2005

/s/ RONALD D. STEVENS
Ronald D. Stevens	Director	January 28, 2005

IV-1

/s/ JANET M. BRADY
Janet M. Brady	Director	January 28, 2005

*By:
/s/ DIRK A. SODESTROM
Dirk A. Sodestrom
Attorney-in-Fact