Form 10-Q
period 2005-01-22
WESTAFF INC
filed 2005-03-08
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 22, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 7, 2005

Common Stock, $.01 par value	16,318,785 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l. Financial Information

Item 1. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	January 22, 2005	October 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,406	$6,993
Trade accounts receivable, less allowance for doubtful accounts of $1,106 and $1,124	74,647	84,712
Income taxes receivable	286	847
Deferred income taxes	294	286
Prepaid expenses	3,484	4,530
Other current assets	1,196	877
Total current assets	84,313	98,245

Property and equipment, net	10,468	10,184
Goodwill	11,806	11,760
Other long-term assets	8,085	2,219
Total Assets	$114,672	$122,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$12,315	$15,734
Current portion of capital lease obligations	463	465
Accounts payable	2,632	2,731
Accrued expenses	39,368	44,944
Income taxes payable	635	632
Net liabilities of discontinued operations	153	225
Total current liabilities	55,566	64,731

Note payable to related party	2,000	2,000
Long-term capital lease obligations	12	125
Other long-term liabilities	16,461	15,705
Total liabilities	74,039	82,561

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 16,051 shares at January 22, 2005 and 16,047 shares at October 30, 2004	161	160
Additional paid-in capital	36,779	36,768
Retained earnings	3,531	3,025
Accumulated other comprehensive income (loss)	162	(106)
Total stockholders’ equity	40,633	39,847
Total Liabilities and Stockholders’ Equity	$114,672	$122,408

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended
	January 22, 2005	January 24, 2004

Revenue	$138,261	$122,578

Costs of services	114,659	101,837

Gross profit	23,602	20,741

Franchise agents’ share of gross profit	3,974	3,802
Selling and administrative expenses	17,559	16,186
Depreciation and amortization	970	1,103

Operating income (loss)	1,099	(350)

Interest expense	423	473
Interest income	(26)	(20)

Income (loss) before provision for income taxes	702	(803)
Provision for income taxes	196	103

Net income (loss)	$506	$(906)

Earnings (loss) per share - basic and diluted:	$0.03	$(0.06)

Weighted average shares outstanding - basic	16,048	16,015
Weigthed average shares outstanding - diluted	16,262	16,015

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	12 Weeks Ended
	January 22, 2005	January 24, 2004
Cash flows from operating activities
Net income (loss)	$506	$(906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	970	1,103
Provision for losses on doubtful accounts	183	138
(Gain) loss on sale or disposal of assets	(5)	52
Income from sales of affiliate operations	(18)	(4)
Other	(81)	304
Changes in assets and liabilities:
Trade accounts receivable	10,346	9,052
Other assets	(4,859)	(3,088)
Accounts payable and accrued expenses	(6,053)	(5,037)
Income taxes payable	(9)	(144)
Other liabilities	(13)	(259)

Net cash provided by continuing operations	967	1,211
Net cash used by discontinued operations	(72)	(178)

Net cash provided by operating activities	895	1,033

Cash flows from investing activities
Capital expenditures	(1,182)	(262)
Proceeds from sales of affiliate operations	1,045	7
Other, net	193	22

Net cash provided (used) by investing activities	56	(233)

Cash flows from financing activities
Net repayments under line of credit agreements	(3,542)	(4,870)
Principal payments on capital lease obligations	(115)	(96)
Proceeds from notes payable to related parties		1,000
Issuance of common stock	11
Other	(6)

Net cash used by financing activities	(3,652)	(3,966)

Effect of exchange rate changes on cash	114	39

Net change in cash and cash equivalents	(2,587)	(3,127)
Cash and cash equivalents at beginning of period	6,993	4,759
Cash and cash equivalents at end of period	$4,406	$1,632

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of January 22, 2005 and for the 12 week periods ended January 22, 2005 and January 24, 2004 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of October 30, 2004 presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

                        Certain financial information which is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

                        The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 weeks ended January 22, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc., a wholly owned subsidiary of the Company (see Note 4). As a result, the Company has classified its medical operations as discontinued operations in these condensed consolidated financial statements and notes thereto.

Certain amounts in the January 24, 2004 financial statements have been reclassified to conform to the January 22, 2005 presentation.

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

	12 Weeks Ended
	January 22, 2005	January 24, 2004

Net income (loss) as reported	$506	$(906)
Stock based compensation determined under the fair value method	(99)	(107)

Pro forma net income (loss)	$407	$(1,013)

Income (loss) per common share:
Basic and diluted - as reported	$0.03	$(0.06)
Basic and diluted - pro forma	$0.03	$(0.06)

Because stock options generally become exercisable over several years and additional grants are likely to be made in future periods, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future periods.

3.              Goodwill

The change in the carrying amount of goodwill for the 12 weeks ended January 22, 2005 is due to the effect of changes in foreign currency translation rates. The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.              Discontinued Operations

During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. under an asset purchase agreement.

As of January 22, 2005, the remaining current liabilities of the discontinued medical operations of $153 are for settled but unpaid claims of $125 and other costs of $28.

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($750 per claim for fiscal year 2004 and $500 per claim for fiscal 2005.) The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and may adjust the accruals based on the results of the valuations. As of January 22, 2005 and October 30, 2004, workers’ compensation liabilities were $16,629 and $16,382, respectively, of which $11,900 is included in other long-term liabilities on each of the respective balance sheets for obligations which are not expected to be paid in the following fiscal year.

Each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. At January 22, 2005, the Company had $22,375 of letters of credit and a $3,843 surety bond securing its domestic workers’ compensation obligations. In addition to premium and claim payments, the Company is cash collaterizing its fiscal 2005 policy year through payments totaling $15,775, of which $6,152 has been paid as of January 22, 2005 and is reflected in other long-term assets in the consolidated balance sheet.

6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	12 Weeks Ended
	January 22, 2005	January 24, 2004

Net income (loss)	$506	$(906)

Denominator for basic earnings per share - weighted average shares	16,048	16,015

Effect of dilutive securities: stock options	214	—
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,262	16,015

Basic and diluted earnings (loss) per share	$0.03	$(0.06)

Anti-dilutive weighted shares excluded from diluted earnings (loss) per share	94	1,020

7.              Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	12 Weeks Ended
	January 22,	January 24,
	2005	2004

Net income (loss)	$506	$(906)
Currency translation adjustments	268	875

Comprehensive income (loss)	$774	$(31)

8.              Credit Agreement

On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000, expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 US Revolving Loan Commitment, a £2,740 UK Revolving Loan Commitment (US dollar equivalent of approximately $4,000 at the date of the agreement), and a $5,000 term loan (the Term Loan), which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the A$Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (US dollar equivalent of approximately $6,000 at the date of the agreement). Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder.

On January 5, 2005, a sixth amendment to the Multicurrency Credit Agreement was executed. The amendment, among other things, allows a $1,400 add-back adjustment to the rolling 13-period earnings before interest, taxes, depreciation and amortization (EBITDA) covenant at October 30, 2004 for additional workers’ compensation charges the Company incurred during the fourth quarter of fiscal 2004 relating to adverse loss development on historical claims.

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

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2,000. The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on January 22, 2005 was 12.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

The following table summarizes reporting segment data:

	Domestic Business Svcs.	United Kingdom	Australia	Other International	Consolidated

12 Weeks Ended January 22, 2005

Revenue	$103,081	$9,820	$20,381	$4,979	$138,261

Operating income	$586	$347	$155	$11	$1,099

12 Weeks Ended January 24, 2004

Revenue	$94,533	$8,559	$15,394	$4,092	$122,578

Operating income (loss)	$(677)	$283	$144	$(100)	$(350)

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

12.           Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The Company is required to adopt SFAS 123(R) in the fourth quarter of fiscal 2005, and has not currently evaluated the impact of adoption on its overall results of operations or financial position.

Westaff, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in Item 1 “Factors Affecting Future Operating Results” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 30, 2004. There were no changes to these policies during the 12 week period ended January 22, 2005.

Executive Overview

The Company’s revenue growth, both domestic and international, has continued into the first quarter of fiscal 2005, though as anticipated, the rate of growth has moderated over what was experienced in the last half of fiscal 2004.  Currently, moderate revenue growth in the mid to high single digits is anticipated for the second quarter of fiscal 2005 with continued quarter-over-quarter growth through the end of the fiscal year. Economic indications of sustainable job growth in the staffing industry are supported in recent surveys by the American Staffing Association. February 2005 marked the 20th consecutive month of year-over-year growth for the industry as measured and reported by the U.S. Bureau of Labor Statistics.

While there has been no real alleviation of the strain on gross margins within the staffing industry, the Company was able to generate a slight increase in its gross margin rate to 17.1% for the 2005 quarter despite increases in 2005 state unemployment insurance rates, as well as continued increases in domestic workers’ compensation accrual rates. The Company is continuing its focus on increasing bill rates where feasible and on growing direct hire revenue in an effort to address the competitive pressures on gross margins.

The Company’s liquidity remains strong, with $10.4 million excess borrowing capacity in the U.S. and approximately $3 million for each of the United Kingdom and Australia operations. The Company is also focusing on implementation of a new and fully integrated enterprise-wide management information system. The new system will provide expanded operational productivity and enhanced reporting capabilities that will place the Company in an excellent position to take advantage of continued growth in global economies.

Results of Operations

Fiscal Quarter Ended January 22, 2005 compared to Fiscal Quarter Ended January 24, 2004

Revenue increased $15.7 million or 12.8% for the first fiscal quarter of 2005 as compared to the fiscal 2004 quarter. Domestic revenue increased 9.0%, while international revenue increased 25.4%, assisted by the effect of favorable exchange rates.

The domestic revenue increase is largely the result of an increase in billed hours of 5.6%, with increases reported in the majority of the Company’s geographically dispersed regions. Excluding the effect of exchange rate fluctuations, international revenue increased 17.2%, with an increase of 16.2% in billed hours. The increase reflects revenue increases in each of the five foreign countries the Company operates in, with the largest increase, 25.6% on a constant currency basis, reported for the Company’s Australia operations.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services increased $12.8 million, or 12.6%, in the 2005 fiscal quarter as compared to 2004. Gross margin was 17.1% for the fiscal 2005 quarter and 16.9% for the fiscal 2004 quarter. Increases in average bill rates outpaced increased average pay rates for the fiscal 2005 quarter, helping margins stabilize despite a 20.4% increase in domestic state unemployment rates and a 6.8% increase in domestic workers’ compensation accrual rates.

Overall, unemployment insurance rates in many states have been adversely impacted by the high levels of unemployment since early 2001. Many states have seen consecutive years of declines in their trust funds and some states have been forced to borrow money from the federal government to continue paying benefits. Currently, industry expectations are that state unemployment rates will remain high at least through 2006 and possibly beyond.

The Company’s workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing. Workers’ compensation accrual rates were 4.8% of direct labor for the fiscal 2005 quarter and 4.5% for the fiscal 2004 quarter. Unexpected adverse development of claims reported but not yet settled, and increases in the Company’s claims incurred but not yet reported, can also significantly affect the level of accruals needed to cover workers’ compensation costs. The Company reviews interim and annual actuarial estimates and monitors claim activity to ensure that accruals remain appropriate in light of loss trends. However, unanticipated adverse loss development trends could result in the need for additional charges to be recorded, increasing accrual rates beyond those currently reported.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 2.9% for the fiscal 2005 quarter and 3.1% for the fiscal 2004 quarter. The percentage decrease is partially due to the November 2004 divestiture of one of the Company’s franchise operations.

Selling and administrative expenses increased $1.4 million, or 8.5% for the 2005 quarter as compared to the 2004 quarter, primarily due to higher exchange rates used to translate international local currency expenses into U.S. dollars.  As a percentage of revenue, selling and administrative expenses decreased from 13.2% to 12.7% as a result of the Company’s generating higher revenue in the current quarter while continuing to closely monitor expenditure levels.

Depreciation and amortization decreased $0.1 million or 12.1%, primarily due to a decreased base of depreciating assets.

Net interest expense decreased $0.1 million or 12.4% primarily as a result of decreased average borrowings during the fiscal 2005 quarter.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash provided by operating activities was $0.9 million for the 12 weeks ended January 22, 2005 compared to $1.0 million for the 12 weeks ended January 24, 2004. Net income for the fiscal 2005 quarter, and increased collections on accounts receivable as compared to the prior year quarter, were substantially offset by cash payments of $6.2 million as collateral for the Company’s 2005 workers’ compensation obligations (see further discussion below), and decreases in accounts payable and accrued expenses.

Cash used for capital expenditures, which are primarily for management information systems initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $1.2 million for the 12 weeks ended January 22, 2005 as compared to $0.3 million for the same period in fiscal 2004. The increase in capital expenditures during the fiscal 2005 quarter is primarily due to the Company’s recent start of an implementation of new management information systems. The Company currently anticipates capital expenditures will be approximately $6.0 million for the fiscal 2005 year.

From time to time, the Company has generated cash through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner. During the first quarter of fiscal 2005, the Company sold one of its franchise agents’ operations back to the franchise agent for cash proceeds of $1.0 million. The Company has secured the franchise agents’ note payable obligation to the bank that funded the purchase through a $1.0 million letter of credit that will decline as the note obligation is paid by the franchise agent. The $1.0 million gain on the sale of the franchise operations has been deferred, and will be recognized as the note obligation payments are made.

In May 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan (the Term Loan), which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the A$Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement). Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder.

On January 5, 2005, a sixth amendment to the Multicurrency Credit Agreement was executed. The amendment, among other things, allows a $1.4 million add-back adjustment to the rolling 13-period earnings before interest, taxes, depreciation and amortization (EBITDA) covenant at October 30, 2004 for additional workers’ compensation charges the Company incurred during the fourth quarter of fiscal 2004 relating to adverse loss development on historical claims. The add-back will assist the Company in maintaining its minimum EBITDA and fixed charge covenants throughout fiscal 2005.

As of January 22, 2005, the Company had $12.3 million outstanding under its credit facilities with available borrowing capacity of $16.5 million consisting of $10.4 million for the U.S. operations, $3.1 million for the U.K. operations and $3.0 million for the Australia operations.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on January 22, 2005 was 12.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

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

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries. These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK. The US can also request repayments on intercompany balances due from its international subsidiaries, subject to their cash flow needs and regulatory restrictions. The level of repayments from Australia are currently restricted under the terms of the Australia credit facility; however, as a result of positive operating performance in Australia in fiscal 2003 and fiscal 2004, the Company was notified by its Australian lender that these restrictions will be reduced or eliminated during fiscal 2005.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2005 and $750,000 per claim for fiscal 2004.) Each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable standby letters of credit, surety bonds or cash. At January 22, 2005 the Company had $22.4 million of outstanding letters of credit and a $3.8 million surety bond securing its domestic workers compensation obligations for policy years 2004 and earlier.

Under the terms of its 2005 policy year agreement, the Company will make cash payments totaling $20.6 million to be paid in monthly installments, which commenced on November 1, 2004 in the amounts of $2.7 million for the first three installments and $1.4 million for the remaining nine installments. Of these payments, $15.8 million will serve to cash collateralize the Company’s fiscal 2005 obligations in lieu of issuance of additional letters of credit. Cash payments for 2005 policy year claims will be paid out of this cash collateral fund. The Company will also make ongoing cash payments for claims for all other open policy years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity.

During the fourth quarter of fiscal 2004, the Company received an unfavorable arbitration ruling relating to a contract dispute with one of its vendors. Total costs associated with the claim, including the arbitration award plus related attorneys’ fees were $1.1 million. Payments of $0.9 million for the award plus remaining related attorneys’ fees were paid during the first quarter of fiscal 2005.

During the first quarter of fiscal 2005, the Company received $0.5 million of domestic federal income tax refunds relating to carryback provisions.

The Company believes that the current borrowing capacity provided under its credit facilities, together with cash generated through its improved operating performance, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure relates to interest rate risk. At January 22, 2005, the Company’s outstanding debt under variable-rate interest borrowings was approximately $14.3 million. A change of 2% in the interest rates would cause a change in interest expense of approximately $0.3 million on an annual basis. The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet. The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 12 weeks ended January 22, 2005, the Company’s international operations comprised 25.4% of its revenue and, as of the end of that period, 25.6% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 22, 2005 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended January 22, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 1. Legal Proceedings

The Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with or named as a defendant in lawsuits, including countersuits brought by former franchise agents or licensees, and administrative claims and lawsuits brought by employees or former employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

No events.

Item 6. Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

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

WESTAFF, INC.

March 8, 2005	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer