Form 10-Q
period 2005-04-16
WESTAFF INC
filed 2005-05-31
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 16, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 30, 2005

Common Stock, $.01 par value	16,338,785 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	April 16,	October 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$4,042	$6,993
Trade accounts receivable, less allowance for doubtful accounts of $1,161 and $1,124	73,907	84,712
Income taxes receivable	267	847
Deferred income taxes	294	286
Prepaid expenses	3,711	4,530
Other current assets	1,598	877
Total current assets	83,819	98,245

Property and equipment, net	10,991	10,184
Goodwill	11,801	11,760
Other long-term assets	11,157	2,219
Total Assets	$117,768	$122,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$10,378	$15,734
Current portion of capital lease obligations	371	465
Accounts payable	3,732	2,731
Accrued expenses	43,530	44,944
Income taxes payable	413	632
Net liabilities of discontinued operations	127	225
Total current liabilities	58,551	64,731

Note payable to related party	2,000	2,000
Long-term capital lease obligations	59	125
Other long-term liabilities	16,267	15,705
Total liabilities	76,877	82,561

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding:
16,339 shares at April 16, 2005 and 16,047 shares at October 30, 2004	163	160
Additional paid-in capital	37,476	36,768
Deferred stock compensation	(64)
Retained earnings	3,160	3,025
Accumulated other comprehensive income (loss)	156	(106)
Total stockholders’ equity	40,891	39,847
Total Liabilities and Stockholders’ Equity	$117,768	$122,408

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2005	2004	2005	2004

Revenue	$138,324	$131,318	$276,566	$253,904

Costs of services	114,449	109,187	229,107	211,024

Gross profit	23,875	22,131	47,459	42,880

Franchise agents’ share of gross profit	4,056	3,985	8,030	7,787
Selling and administrative expenses	18,923	16,374	36,463	32,568
Depreciation and amortization	966	1,071	1,937	2,174

Operating income (loss)	(70)	701	1,029	351

Interest expense	313	442	736	914
Interest income	(32)	(14)	(58)	(34)

Income (loss) before income taxes	(351)	273	351	(529)
Provision for income taxes	20	105	216	208

Net income (loss)	$(371)	$168	$135	$(737)

Earnings (loss) per share - basic and diluted:	$(0.02)	$0.01	$0.01	$(0.05)

Weighted average shares outstanding - basic	16,302	16,032	16,175	16,024
Weigthed average shares outstanding - diluted	16,302	16,036	16,378	16,024

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	24 Weeks Ended
	April 16,	April 17,
	2005	2004
Cash flows from operating activities
Net income (loss)	$135	$(737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,937	2,174
Provision for losses on doubtful accounts	269	480
Gain on sale or disposal of assets	(35)	(667)
Income from sales of affiliate operations	(12)	(9)
Other	(72)	(106)
Changes in assets and liabilities:
Trade accounts receivable	10,973	3,603
Other assets	(8,629)	(4,019)
Accounts payable and accrued expenses	(691)	719
Income taxes payable	(232)	(258)
Other liabilities	(73)	221

Net cash provided by continuing operations	3,570	1,401
Net cash used by discontinued operations	(98)	(192)

Net cash provided by operating activities	3,472	1,209

Cash flows from investing activities
Capital expenditures	(2,682)	(792)
Proceeds from sales of affiliate operations	1,054	16
Proceeds from sales of assets		1,937
Other, net	187	(10)

Net cash provided (used) by investing activities	(1,441)	1,151

Cash flows from financing activities
Net repayments under line of credit agreements	(5,498)	(6,302)
Principal payments on capital lease obligations	(232)	(196)
Proceeds from notes payable to related parties		1,000
Issuance of common stock	646	32
Other	(8)	(67)

Net cash used by financing activities	(5,092)	(5,533)

Effect of exchange rate changes on cash	110	223

Net change in cash and cash equivalents	(2,951)	(2,950)
Cash and cash equivalents at beginning of period	6,993	4,759
Cash and cash equivalents at end of period	$4,042	$1,809

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of April 16, 2005 and for the 12 and 24 week periods ended April 16, 2005 and April 17, 2004 are unaudited.

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

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 and 24 week periods ended April 16, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

During fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc., a wholly owned subsidiary of the Company (see Note 4).  As a result, the Company has classified its medical operations as discontinued operations in these condensed consolidated financial statements and notes thereto.

Certain amounts in the April 17, 2004 financial statements have been reclassified to conform to the April 16, 2005 presentation.

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

	12 Weeks Ended		24 Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2005	2004	2005	2004

Net income (loss) as reported	$(371)	$168	$135	$(737)
Stock based compensation determined under the fair value method	65	(101)	(33)	(207)

Pro forma net income (loss)	$(306)	$67	$102	$(944)

Income (loss) per common share:
Basic and diluted - as reported	$(0.02)	$0.01	$0.01	$(0.05)
Basic and diluted - pro forma	$(0.02)	$0.00	$0.01	$(0.06)

Because stock options generally become exercisable over several years and additional grants are likely to be made in future periods, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future periods.

3.              Goodwill

The change in the carrying amount of goodwill for the 24 weeks ended April 16, 2005 is due to the effect of changes in foreign currency translation rates. The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.              Discontinued Operations

During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. under an asset purchase agreement.

As of April 16, 2005, the remaining current liabilities of the discontinued medical operations of $127 are for settled but unpaid claims of $100 and other costs of $27.

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500 per claim for fiscal 2005 and $750 per claim for fiscal year 2004.)  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations.  As of April 16, 2005 and October 30, 2004, workers’ compensation liabilities were $17,901 and $16,382, respectively, of which $11,900 is included in other long-term liabilities on each of the respective balance sheets for obligations which are not expected to be paid in the following fiscal year.

Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  At April 16, 2005, the Company had $22,375 of letters of credit and a $3,843 surety bond securing its domestic workers’ compensation obligations.  In addition to premium and claim payments, the Company is cash collaterizing its fiscal 2005 policy year through payments totaling $15,775, of which $9,360 has been paid as of April 16, 2005 and is reflected in other long-term assets in the consolidated balance sheet.   Effective April 20, 2005, the Company’s insurance carrier reduced its collateral requirements through the cancellation of the $3,843 surety bond.

6.              Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	12 Weeks Ended		24 Weeks Ended
	April 16,	April 17	April 16,	April 17
	2005	2004	2005	2004

Net income (loss)	$(371)	$168	$135	$(737)

Denominator for basic earnings per share - weighted average shares	16,302	16,032	16,175	16,024

Effect of dilutive securities: stock options and awards		4	203
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,302	16,036	16,378	16,024

Basic and diluted earnings (loss) per share	$(0.02)	$0.01	$0.01	$(0.05)

Anti-dilutive weighted shares excluded from diluted earnings (loss) per share	252	1,003	79	1,009

7.              Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 16,	April 17,	April 16,	April 17,
	2005	2004	2005	2004

Net income (loss)	$(371)	$168	$135	$(737)
Currency translation adjustments	(5)	(234)	262	640

Comprehensive income (loss)	$(376)	$(66)	$397	$(97)

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

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2,000.  The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on April 16, 2005 was 12.75%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

The following table summarizes reporting segment data:

	Domestic			Other
	Business Svcs.	United Kingdom	Australia	International	Consolidated

12 Weeks Ended April 16, 2005

Revenue	$102,687	$9,951	$21,088	$4,598	$138,324
Operating income (loss)	$(577)	$124	$336	$47	$(70)

12 Weeks Ended April 17, 2004

Revenue	$102,261	$9,727	$15,282	$4,048	$131,318
Operating income (loss)	$339	$312	$122	$(72)	$701

24 Weeks Ended April 16, 2005

Revenue	$205,749	$19,771	$41,469	$9,577	$276,566
Operating income	$8	$471	$492	$58	$1,029

24 Weeks Ended April 17, 2004

Revenue	$196,801	$18,287	$30,676	$8,140	$253,904
Operating income (loss)	$(339)	$595	$266	$(171)	$351

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

12.       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)).  SFAS 123 (R)

replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions.  Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions).  That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.  The Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2006, and has not currently evaluated the impact of adoption on its overall results of operations or financial position.

Westaff, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. Any forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in Item 1 “Factors Affecting Future Operating Results” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 30, 2004.  There were no changes to these policies during the 24 week period ended April 16, 2005.

Executive Overview

Continued but moderate revenue growth in the second quarter of fiscal 2005 resulted in total revenue growth of 8.9% for the first half of fiscal 2005 over the first half of fiscal 2004.  The effect of foreign exchange rates on reported growth is moderating and, on a constant currency basis, revenue growth for this fiscal 2005 period was 7.6% over the same period of fiscal 2004.  The Company has instituted new programs aimed at energizing its sales force and continues its focus on increasing direct hire revenue.

The rising workers compensation costs the Company has experienced during the past few years have begun to stabilize, assisting gross margin in increasing to 17.3% in the second quarter of fiscal 2005 from 16.9% in the same quarter of fiscal 2004.  Interim claims valuations prepared by the Company’s independent actuaries during the second quarter of fiscal 2005 provide early indications that this stabilization may continue throughout the remainder of the fiscal year.  The operating loss for the fiscal 2005 quarter reflects, among other things, unanticipated severance costs and lost revenue due to the divestiture of one of the Company’s franchise operations.

The Company’s liquidity remains strong with $19.7 million aggregate available borrowing capacity as of April 16, 2005.  As of this date, the constraints the Company was experiencing in meeting its credit facility covenants during much of fiscal 2004 are not in evidence.  The Company is moving forward with its implementation of a new and fully integrated business process management software platform that it believes will provide expanded operational productivity and enhance the services it can provide to its customers.

Results of Operations

Fiscal Quarter Ended April 16, 2005 compared to Fiscal Quarter Ended April 17, 2004

Revenue increased $7.0 million or 5.3% for the second fiscal quarter of 2005 as compared to the fiscal 2004 quarter.  Domestic revenue increased 0.4%, while international revenue increased 22.6%, assisted by the effect of favorable exchange rates.

Domestic billed hours decreased 1.3%, offset by an increase in average bill rates of 1.3%.  The decrease in billed hours is partially the result of decreased sales from some higher volume, lower margin business as the Company continues its focus on servicing higher margin accounts.  Domestic revenue was also negatively impacted by the November 2004 divestiture of one of the Company’s franchise operations.

Excluding the effect of exchange rate fluctuations, international revenue increased 17.7% for the fiscal 2005 quarter, with an increase of 14.3% in billed hours.  Substantially all of the international revenue increase is attributable to the Company’s Australia operations that achieved a 32.9% increase in billed hours over the fiscal 2004 quarter as a result of both new business and increases in existing business.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs.  Costs of services increased $5.3 million, or 4.8%, in the 2005 fiscal quarter as compared to 2004.  Gross margin was 17.3% for the fiscal 2005 quarter and 16.9% for the fiscal 2004 quarter.  During the second quarter of fiscal 2004, the Company recorded a charge to adjust its workers compensation accruals to actuarially determined levels.  As a result of favorable claims development trends in the current fiscal year, the Company was able to reduce its workers compensation accruals during the second quarter of fiscal 2005.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 2.9% for the fiscal 2005 quarter and 3.0% for the fiscal 2004 quarter.  The percentage decrease is partially due to the November 2004 divestiture of one of the Company’s franchise operations as noted above.

Selling and administrative expenses increased $2.5 million, or 15.6% for the 2005 quarter as compared to the 2004 quarter.  As a percentage of revenue, selling and administrative expenses were 13.7% for the fiscal 2005 quarter and 12.5% for the fiscal 2004 quarter.  Subsequent to the second quarter of fiscal 2004, in light of positive economic indicators for the U.S. economy’s growth, the Company loosened its restrictions on hiring and wage increases for its full-time employees and reinstated full salaries for certain management employees whose salaries were reduced during fiscal 2003.  Additionally, the fiscal 2005 quarter includes severance related costs of $0.5 million.  Selling and administrative expenses for the 12 weeks ended April 17, 2004 were reduced by a $0.7 million gain on the sale of the former executive headquarters building in Walnut Creek, California.

Depreciation and amortization decreased $0.1 million or 9.8%, primarily due to a decreased base of depreciating assets.

Net interest expense decreased $0.1 million primarily as a result of decreased average borrowings during the fiscal 2005 quarter somewhat offset by higher average interest rates.

The decrease in the provision for income taxes for the fiscal 2005 quarter was primarily due to lower pre-tax income generated in the Company’s United Kingdom operations.

24 Weeks Ended April 16, 2005 compared to 24 Weeks Ended April 17, 2004

On a constant currency basis, revenue growth for the 24 weeks ended April 16, 2005 was 7.6% over the same 24 week period in fiscal 2004, with domestic and international growth of 4.5% and 17.4%, respectively.  The revenue growth was attributable to an increase in billed hours of 2.1% for domestic operations and 15.3%  for the international operations, with average bill rate increases of 2.4% for each.

Gross margin for the 24 week period in fiscal 2005 was 17.2% as compared to 16.9% for the fiscal 2004 period.  Both domestic and international average bill rate increases outpaced increases in pay rates when compared to the 24 week period in fiscal 2004.  The increase in gross margin was also aided by increases in direct hire revenue that slightly more than offset increases in domestic state unemployment rates, as well as the workers’ compensation adjustments noted in the fiscal quarter discussion above.

The Company’s workers compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing.  In the past several years, unexpected adverse development of claims reported but not yet settled, and increases in claims incurred but not yet reported, have resulted in the need for additional charges to be recorded to increase its accrual levels.  Based on the Company’s interim actuarial valuation for fiscal 2005, the Company believes there is evidence that workers compensation costs may be stabilizing.

As a percentage of consolidated revenue, franchise agents’ share of gross profit was 2.9% for the 24 week period of fiscal 2005 and 3.1% for the comparable period of fiscal 2004.   As noted above in the discussion of the fiscal quarter results, the November 2004 divestiture of one of the Company’s franchise operations contributed to the percentage decrease.

Selling and administrative expenses increased $3.9 million, or 12.0%, for the fiscal 2005 period as compared to the fiscal 2004 period.  The increase is attributable to the same factors discussed in the fiscal quarter results above, as well as to higher average exchange rates used to translate international local currency expenses into U.S. dollars.

For the 24 week period of fiscal 2005 as compared to the fiscal 2004 period, depreciation expense and net interest expense each decreased $0.2 million.  The provision for income taxes, which is primarily attributable to the Company’s international operations, was $0.2 million in each of the fiscal 2005 and 2004 periods.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash provided by operating activities was $3.4 million for the 24 weeks ended April 16, 2005 compared to $1.2  million for the 24 weeks ended April 17, 2004.  Net income for the fiscal 2005 period, and increased collections on accounts receivable as compared to the prior year period, were substantially offset by cash payments of $9.4 million as collateral for the Company’s 2005 workers’ compensation obligations (see further discussion below), and decreases in accounts payable and accrued expenses.

Cash used for capital expenditures, which are primarily for business process management (BPM) system initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $2.7 million for the 24 weeks ended April 16, 2005 as compared to $0.8 million for the same period in fiscal 2004. The increase in capital expenditures during fiscal 2005 is primarily due to work in process on the implementation of a new BPM system that the Company began in late fiscal 2004.  The Company currently anticipates capital expenditures will be approximately $6.0 million for the fiscal 2005 year.

From time to time, the Company has generated cash through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner.  During the first quarter of fiscal 2005, the Company sold one of its franchise operations back to the franchise agent for cash proceeds of $1.0 million.  The Company secured the franchise agents’ note payable obligation to the bank that funded the purchase through a $1.0 million letter of credit that will decline as the note obligation is paid by the franchise agent.  The $1.0 million gain on the sale of the franchise operations has been deferred, and will be recognized as the note obligation payments are made.

In February 2004, the Company sold its remaining unoccupied corporate headquarters’ for cash proceeds of $1.9 million.  The $0.7 million gain on the sale is included in selling and administrative expenses for the 24 week period ended April 17, 2004.

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

As of April 16, 2005, the Company had $10.4 million outstanding under its credit facilities with available borrowing capacity of $19.7 million consisting of $10.1 million for the U.S. operations, $3.7 million for the U.K. operations and $5.9 million for the Australia operations.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on April 16, 2005 was 12.75%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

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

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries.  These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary.  The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK.  The US can also request repayments on intercompany balances due from its international subsidiaries, subject to their cash flow needs and regulatory restrictions.  As a result of positive operating performance in Australia in fiscal 2003 and fiscal 2004,  during the second quarter of fiscal 2005 the Company’s Australian lender substantially reduced restrictions on repayments of its intercompany balances.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2005 and $750,000 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable standby letters of credit, surety bonds or cash.  At April 16, 2005 the Company had $22.4 million of outstanding letters of credit and a $3.8 million surety bond securing its domestic workers compensation obligations for policy years 2004 and earlier.  Effective April 20, 2005, the insurance carrier reduced its collateral requirements for the Company through the cancellation of the $3.8 million surety bond.

Under the terms of its 2005 policy year agreement, the Company will make cash payments totaling $20.6 million to be paid in monthly installments, which commenced on November 1, 2004 in the amounts of $2.7 million for the first three installments and $1.4 million for the remaining nine installments.  Of these payments, $15.8 million will serve to cash collateralize the Company’s fiscal 2005 obligations in lieu of issuance of additional letters of credit.  Cash payments for 2005 policy year claims will be paid out of this cash collateral fund.  The Company will also make ongoing cash payments for claims for all other open policy years except 2003, which was fully funded although subject to annual retroactive premium adjustments based on actual claims activity.

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

The Company has a stock option/stock issuance plan that provides for the granting of stock options, awards and appreciation rights to certain key employees at the discretion of its Board of Directors.   The Company also has an employee stock purchase plan whereby eligible employees may authorize payroll deductions for semi-annual purchases of the Company’s stock at a discount.  During the 24 weeks ended April 16, 2005,  cash proceeds of $0.6 million were received for purchases of 271,618 shares of the Company’s common stock under these plans.

The Company believes that the current borrowing capacity provided under its credit facilities, together with cash generated through operations, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company’s primary market risk exposure relates to interest rate risk.  At April 16, 2005, the Company’s outstanding debt under variable-rate interest borrowings was approximately $12.4 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.  The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 24 weeks ended April 16, 2005, the Company’s international operations comprised 25.6% of its revenue and, as of the end of that period, 25.8% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 16, 2005 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended April 16, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

No events.

Item 6.  Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.3.9.4	Notices of Grant of Stock Option dated April 7, 2005 (replaces Exhibit 10.3.9.3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

May 31, 2005	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer