Form 10-Q
period 2005-07-09
WESTAFF INC
filed 2005-08-23
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 9, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 22, 2005

Common Stock, $.01 par value	16,353,271 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands except per share amounts)

	July 9,	October 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,627	$4,386
Trade accounts receivable, less allowance for doubtful accounts of $1,005 and $1,085	74,991	83,107
Income taxes receivable	193	795
Deferred income taxes	284	286
Prepaid expenses	2,766	4,272
Assets of discontinued operations		4,850
Other current assets	1,117	818
Total current assets	82,978	98,514
Property and equipment, net	12,326	10,100
Goodwill	11,756	11,760
Other long-term assets	11,389	2,034
Total Assets	$118,449	$122,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$12,011	$15,734
Current portion of capital lease obligations	256	465
Accounts payable	2,351	2,562
Accrued expenses	42,784	42,989
Income taxes payable	639	632
Liabilities of discontinued operations	102	2,528
Total current liabilities	58,143	64,910
Note payable to related party	2,000	2,000
Long-term capital lease obligations	56	125
Other long-term liabilities	15,897	15,526
Total liabilities	76,096	82,561
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 16,339 shares at July 9, 2005 and 16,047 shares at October 30, 2004	163	160
Additional paid-in capital	37,476	36,768
Deferred stock compensation	(60)
Retained earnings	5,373	3,025
Accumulated other comprehensive loss	(599)	(106)
Total stockholders’ equity	42,353	39,847
Total Liabilities and Stockholders’ Equity	$118,449	$122,408

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands except per share amounts)

	12 Weeks Ended		36 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2005	2004	2005	2004

Revenue	$141,053	$139,345	$411,879	$388,277
Costs of services	116,425	115,414	341,240	322,730
Gross profit	24,628	23,931	70,639	65,547
Franchise agents’ share of gross profit	4,391	4,313	12,422	12,099
Selling and administrative expenses	17,595	16,319	52,569	47,526
Depreciation and amortization	934	1,008	2,849	3,132
Operating income from continuing operations	1,708	2,291	2,799	2,790
Interest expense	343	485	1,021	1,348
Interest income	(28)	(21)	(71)	(43)
Income from continuing operations before income taxes	1,393	1,827	1,849	1,485
Provision for income taxes	314	307	530	515
Income from continuing operations	1,079	1,520	1,319	970
Discontinued operations:
Income (loss) from discontinued operations	(29)	235	(134)	48
Gain on sale, net of income taxes of $34	1,163		1,163
Total discontinued operations, net of income taxes	1,134	235	1,029	48
Net income	$2,213	$1,755	$2,348	$1,018

Earnings per share - basic and diluted:
Continuing operations	$0.07	$0.09	$0.08	$0.06
Discontinued operations	$0.07	$0.01	$0.06	$—
Net income	$0.14	$0.11	$0.14	$0.06

Weighted average shares outstanding - basic	16,339	16,033	16,229	16,027
Weigthed average shares outstanding - diluted	16,391	16,068	16,384	16,033

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	36 Weeks Ended
	July 9,	July 10,
	2005	2004
Cash flows from operating activities
Net income	$2,348	$1,018
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on sale of discontinued operations, net of income taxes	(1,163)
Depreciation and amortization	2,877	3,199
Provision for losses on doubtful accounts	364	782
Gain on sale or disposal of assets	(18)	(677)
Income from sales of affiliate operations	(19)	(16)
Other	(103)	(148)
Changes in assets and liabilities:
Trade accounts receivable	6,874	(2,545)
Other assets	(7,571)	(7,725)
Accounts payable and accrued expenses	(584)	5,589
Income taxes payable	(28)	(77)
Other liabilities	(67)	282
Net cash provided (used) by operating activities	2,910	(318)
Cash flows from investing activities
Capital expenditures	(5,161)	(1,291)
Proceeds from sales of affiliate operations	1,062	26
Proceeds from sales of property & equipment		1,938
Proceeds from sale of discontinued operations, net of cash acquired by purchaser	1,238
Other, net	155	26
Net cash (used) provided by investing activities	(2,706)	699
Cash flows from financing activities
Net repayments under line of credit agreements	(3,706)	(2,560)
Principal payments on capital lease obligations	(353)	(296)
Proceeds from notes payable to related parties		1,000
Issuance of common stock	646	32
Payment of debt issuance costs	(11)	(139)
Net cash used by financing activities	(3,424)	(1,963)
Effect of exchange rate changes on cash	(146)	268
Net change in cash and cash equivalents	(3,366)	(1,314)
Cash and cash equivalents at beginning of period	6,993	4,759
Cash and cash equivalents at end of period	$3,627	$3,445

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of July 9, 2005 and for the 12 and 36 week periods ended July 9, 2005 and July 10, 2004 are unaudited.

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

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12 and 36 week periods ended July 9, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

In June 2005, the Company sold its subsidiary operations in Norway and Denmark, and during fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc., a wholly owned subsidiary of the Company.  As a result, the Company has classified these operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying condensed consolidated financial statements and notes thereto.  Cash flows pertaining to discontinued operations are not disclosed separately in the condensed consolidated statements of cash flows.  Cash balances of the discontinued operations at October 30, 2004 are included in assets of discontinued operations on the condensed consolidated balance sheet for October 30, 2004.

Certain amounts in the July 10, 2004 financial statements have been reclassified to conform to the July 9, 2005 presentation.

2.              Stock-based Compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(APB 25), and follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  As all options have been granted at fair value, no compensation cost has been recognized in the financial statements.  The following table represents pro forma net income and pro forma income per share had compensation cost been determined using the fair value method:

	12 Weeks Ended		36 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2005	2004	2005	2004

Net income as reported	$2,213	$1,755	$2,348	$1,018
Stock based compensation determined under the fair value method	(80)	(102)	(113)	(310)
Pro forma net income	$2,133	$1,653	$2,235	$708

Income per common share:
Basic and diluted - as reported	$0.14	$0.11	$0.14	$0.06
Basic and diluted - pro forma	$0.13	$0.10	$0.14	$0.04

Because stock options generally become exercisable over several years and additional grants are likely to be made in future periods, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future periods.

3.              Goodwill

The change in the carrying amount of goodwill for the 36 weeks ended July 9, 2005 is due to the effect of changes in foreign currency translation rates. The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.              Discontinued Operations

Effective June 15, 2005, the Company sold its Norway (Westaff AS-Norway) and Denmark (Westaff A/S - Denmark) subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2,700.  Additionally, as a part of the sale transaction, Westaff AS-Norway repaid approximately $610 of intercompany debt to
Westaff USA. Of the total proceeds, approximately $220 is being held in an interest bearing escrow account as security for potential Westaff AS-Norway claims, which the Company currently estimates to be zero.  The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1,163.

As required by the terms of the Company’s Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company’s revolving credit facility.   In accordance with EITF 87-24, the Company has allocated interest expense to the discontinued operations of $34 and $92, respectively, for the 12 and 36 weeks ended July 9, 2005 and $26 and $77, respectively, for the 12 and 36 weeks ended July 10, 2004.

Summarized information on the Norway and Denmark discontinued operations is as follows:

	12 Weeks Ended		36 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2005	2004	2005	2004

Revenue	$2,067	$3,048	$7,808	$8,019
Costs and expenses	2,096	2,813	7,942	7,971
Income (loss) from discontinued operations	$(29)	$235	$(134)	$48

October 30,
2004

Cash and cash equivalents	$2,607
Trade accounts receivable, net	1,605
Prepaid expenses	258
Property and equipment, net	84
Other assets	296
Assets of discontinued operations	$4,850

Accounts payable	$169
Accrued expenses	2,180
Other liabilities	179
Liabilities of discontinued operations	$2,528

During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. under an asset purchase agreement.   As of July 9, 2005, there are remaining current liabilities of the discontinued medical operations of $102, primarily for settled but unpaid claims.

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500 per claim for fiscal 2005 and $750 per claim for fiscal year 2004.)  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations.  As of July 9, 2005 and October 30, 2004, workers’ compensation liabilities were $18,517 and $16,382, respectively, of which $11,900 is included in other long-term liabilities on each of the respective balance sheets for obligations which are not expected to be paid in the following fiscal year.

Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  At July 9, 2005, the Company had $22,375 of letters of credit securing its domestic workers’ compensation obligations.  In addition to premium and claim payments, the Company is cash collaterizing its fiscal 2005 policy year through payments totaling $15,775, of which $11,498 has been paid as of July 9, 2005.   Effective April 20, 2005, the Company’s insurance carrier reduced its collateral requirements through the cancellation of a $3,843 surety bond.

6.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		36 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2005	2004	2005	2004
Income from continuing operations	$1,079	$1,520	$1,319	$970
Denominator for basic earnings per share - weighted average shares	16,339	16,033	16,229	16,027
Effect of dilutive securities: stock options and awards	52	35	155	6
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,391	16,068	16,384	16,033
Basic and diluted earnings per share from continuing operations	$0.07	$0.09	$0.08	$0.06

Anti-dilutive weighted shares excluded from diluted earnings per share	104	422	84	999

7.              Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 9,	July 10,	July 9,	July 10,
	2005	2004	2005	2004

Net income	$2,213	$1,755	$2,348	$1,018
Currency translation adjustments	(5)	(17)	263	624
Comprehensive income	$2,208	$1,738	$2,611	$1,642

8.              Credit Agreement

On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000, expiring in May 2007.  The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 US Revolving Loan Commitment, a £2,740 UK Revolving Loan Commitment (US dollar equivalent of approximately $4,000 at the date of the agreement), and a $5,000 term loan (the Term Loan), which was repaid during fiscal 2003.  In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (US dollar equivalent of approximately $6,000 at the date of the agreement).  Each agreement includes a letter of credit sublimit.  Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder.

Effective August 19, 2005, the Company and its lenders executed a seventh amendment to the Multicurrency Credit Agreement.  The amendment allows an add-back of approximately $1,000 to the EBITDA covenant relating to separation and restructuring costs incurred or to be incurred during fiscal 2005.  The amendment also allows the gain from the sale of the Company’s Norway and Denmark operations of $1,163 to be included in determining compliance with the EBITDA and fixed charge covenants.  Additionally, the amendment increases the maximum capital expenditures allowed for fiscal 2005 from $6,000 to $8,500 and also increases the letter of credit sublimit from $35,000 to $40,000.

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

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2,000.  The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on July 9, 2005 was 13.25%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

As discussed in Note 4 above, the Company sold its Norway and Denmark operations in June 2005, and has classified these as discontinued operations.   Prior to the sale, these operations were included in the Other International reportable segment disclosures.

The following table summarizes reporting segment data with the 12 and 36 weeks ended July 10, 2004 restated to exclude the Norway and Denmark operations:

	Domestic			Other	Continuing
	Business Svcs.	United Kingdom	Australia	International	Operations

12 Weeks Ended July 9, 2005
Revenue	$107,958	$9,412	$22,045	$1,638	$141,053
Operating income from continuing operations	$1,127	$164	$301	$116	$1,708

12 Weeks Ended July 10, 2004
Revenue	$111,979	$10,726	$15,209	$1,431	$139,345
Operating income from continuing operations	$1,247	$829	$158	$57	$2,291

36 Weeks Ended July 9, 2005
Revenue	$313,706	$29,184	$63,514	$5,475	$411,879
Operating income from continuing operations	$1,078	$635	$793	$293	$2,799

36 Weeks Ended July 10, 2004
Revenue	$308,779	$29,013	$45,884	$4,601	$388,277
Operating income from continuing operations	$859	$1,424	$424	$83	$2,790

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements of the accounting for and reporting of a change in accounting principle.  SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections.  The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  EITF No. 05-6 is effective for periods beginning after June 29, 2005.  The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position or results of operations.

13.           Subsequent Event

On July 25, 2005 the Company announced a series of restructuring, growth and performance enhancement measures designed to streamline its operations and organizational structure, improve profitability and support expansion.  The planned actions include the elimination of several corporate and field management positions.  The Company expects to incur severance costs associated with the restructuring of approximately $500 in the fourth quarter of fiscal 2005.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 30, 2004.  There were no changes to these policies during the 36 week period ended July 9, 2005.

Executive Overview

Domestic revenue decreased 3.6% for the third quarter of fiscal 2005 as compared to the fiscal 2004 period.  This decrease is partially attributable to a focused shift in business mix in an effort to increase gross margins.  Additionally, the decrease reflects the effect of the divestiture of one of the Company’s franchise agent operations during the first quarter of fiscal 2005.  In July 2005, the Company announced a series of measures intended to promote future growth and profitability for its domestic operations.  Among these measures is a reorganization of the Company’s domestic field operations’ structure, streamlining reporting responsibilities and creating a select team of sales and operations staff to maximize the performance of branch offices and to assist in the development of key markets and expansion into new markets.  Management believes these recent actions, coupled with ongoing sales and marketing programs, should stabilize domestic revenue trends and may well return them to growth beginning as early as the fourth quarter of fiscal 2005.   Domestic revenue growth for the first period of the fourth quarter of fiscal 2005 was improved as compared to the third quarter revenue growth.

Domestic permanent placement revenue for the third quarter of fiscal 2005 grew nearly 73% over the prior year quarter and 47.1% over the prior year to date, although it still comprises under 1% of total domestic revenue.   The Company is aggressively promoting its permanent placement business with the goal of continued strong growth.

During the third quarter of this fiscal year, the Company sold its subsidiary operations in Norway and Denmark.  The sale of these operations, which comprised approximately 9% of fiscal 2004 international revenue, will enable the Company to focus on its key international markets in Australia, New Zealand and the United Kingdom.  Fiscal year to date local currency growth over prior year was more than 30% for Australia and 7% for New Zealand, while the United Kingdom operations were down 3.5%.

The implementation of the new, fully integrated, domestic business process management software platform is moving forward, with the human resources module fully in place and the core financials module anticipated to be up and running at the beginning of November of this year.  The final phase of the project, which includes front-office modules and payroll and billing for temporary employees, is currently scheduled for the second quarter of fiscal 2006.

The Company continues to enjoy a strong liquidity position with aggregate available borrowing capacity of $22.4 million at July 9, 2005.

Discontinued Operations

Effective June 15, 2005, the Company sold its Norway (Westaff AS-Norway) and Denmark (Westaff A/S - Denmark) subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway. Net proceeds from the sale were approximately $2.7 million. Additionally, as a part of the sale transaction, Westaff AS-Norway repaid approximately $0.6 million of intercompany debt to Westaff USA.  Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential Westaff AS-Norway claims.  The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1.2 million. The Company has classified the operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying financial statements and notes thereto.  Cash flows pertaining to discontinued operations are not disclosed separately in the condensed consolidated statements of cash flows.

As required under the terms of the Company’s Multicurrency Credit Agreement, the net proceeds from the sale of the Norway and Denmark operations were used to pay down borrowings on the Company’s revolving credit facility.  Interest expense has been allocated to these discontinued operations in accordance with EITF 87-24.

During fiscal 1999, the Company sold certain of its franchise agent and company-owned medical offices and entered into a termination agreement with one of its medical licensees.  During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc.

under an asset purchase agreement.  As of July 9, 2005, there are remaining current liabilities of the discontinued medical operations of $0.1 million, primarily for settled but unpaid claims.

Results of Continuing Operations

Fiscal Quarter Ended July 9, 2005 compared to Fiscal Quarter Ended July 10, 2004

Revenue increased $ 1.7 million or 1.2% for the third fiscal quarter of 2005 as compared to the fiscal 2004 quarter.  Domestic revenue decreased 3.6%, while international revenue increased 20.9%, assisted by the effect of favorable exchange rates.

The decrease in domestic revenue is the result of a decrease in billed hours of 5.9%, partially offset by an increase in average bill rates of 2.2% for temporary services and an increase in permanent placement revenue of 72.7%.  The decrease in billed hours is partially the result of decreased sales from some higher volume, lower margin business as the Company continues its focus on servicing higher margin accounts.  Domestic revenue was also negatively impacted by the November 2004 divestiture of one of the Company’s franchise operations.

Substantially all of the international revenue increase is attributable to the Company’s Australia operations that achieved a 31.5% increase in billed hours over the fiscal 2004 quarter as a result of both new business and increases in existing business.  Approximately 6% of the reported increase in international revenue is the result of foreign currency exchange rate fluctuations.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs.  Costs of services increased $1.0 million, or 0.9%, in the 2005 fiscal quarter as compared to 2004.  Gross margin for domestic operations was 17.2% for the fiscal 2005 quarter compared to 16.1% for the fiscal 2004 quarter.   The increase is partially attributable to domestic average bill rate increases outpacing average pay rate increases, as well as increases in permanent placement fees.  International gross margin for the current fiscal quarter was 18.2% as compared to 21.6% for the fiscal 2004 quarter.   The lower international margins primarily reflect an increase in high volume yet lower margin accounts in the Australia operations.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.1%  for both fiscal quarters.

Selling and administrative expenses increased $1.3 million, or 7.8% for the 2005 quarter as compared to the 2004 quarter.  As a percentage of revenue, selling and administrative expenses were 12.5% for the fiscal 2005 quarter and 11.7% for the fiscal 2004 quarter.  The increase is primarily due to increased domestic salary costs.  Subsequent to the second quarter of fiscal 2004, in light of positive economic indicators for the U.S. economy’s growth, the Company loosened its restrictions on hiring and wage increases for its full-time employees and reinstated full salaries for certain management employees whose salaries were reduced during fiscal 2003. The Company is continuing its investment in its field office staff, increasing full-time equivalent positions by approximately 5% as of the end of the third quarter of fiscal 2005 compared to the prior year quarter end.  Additionally, the Company has increased staffing to support the implementation of its new business process management system currently in progress.

On July 25, 2005 the Company announced a series of restructuring, growth and performance enhancement measures designed to streamline its operations and organizational structure, improve profitability and support expansion.  The planned actions include the elimination of several corporate and field management positions.  The Company expects to incur severance costs associated with the restructuring of approximately $0.5 million in the fourth quarter of fiscal 2005; however, the Company also anticipates future cost savings as a result of the restructuring.

Interest expense decreased $0.1 million primarily as a result of decreased average borrowings during the fiscal 2005 quarter somewhat offset by higher average interest rates.

36 Weeks Ended July 9, 2005 compared to 36 Weeks Ended July 10, 2004

Revenue growth for the 36 weeks ended July 9, 2005 as compared to same period in 2004 was 1.7% for domestic operations and 23.5% for international operations. In local currencies, the total international revenue growth was 17.3%.  The revenue growth was primarily attributable to an increase in average bill rates of 2.3% for domestic operations and increases in both average bill rates and billed hours for the international operations.

Gross margin for the 36 week period in fiscal 2005 was 17.2% as compared to 16.9% for the fiscal 2004 period.  The increase is due to the domestic growth in revenue while holding costs associated with its temporary workforce relatively flat between the two fiscal periods.

The Company’s workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing.  In the past several years, unexpected adverse development of claims reported but not yet settled, and increases in claims incurred but not yet reported, have resulted in the need for additional charges to be recorded to increase its accrual levels.  Based on the Company’s interim actuarial valuation for fiscal 2005, the Company believes there is evidence that workers’ compensation costs may be stabilizing.

As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.0% for the 36 week period of fiscal 2005 and 3.1% for the comparable period of fiscal 2004.   The November 2004 divestiture of one of the Company’s franchise operations contributed to the percentage decrease.

Selling and administrative expenses increased $5.0 million, or 10.6%, for the fiscal 2005 period as compared to the fiscal 2004 period.  The increase is attributable to higher average exchange rates used to translate international local currency expenses into U.S. dollars and increased domestic salary costs which include severance costs of $0.5 million for the Company’s former chief executive officer.  In addition, selling and administrative expenses in the fiscal 2004 period were reduced by a $0.7 million gain on the sale of the executive headquarters building in Walnut Creek, California.

For the 36 week period of fiscal 2005 as compared to the fiscal 2004 period, depreciation expense and net interest expense each decreased $0.3 million.  The provision for income taxes was $0.5 million in each of the fiscal 2005 and 2004 periods.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash provided (used) by operating activities was $2.9 million for the 36 weeks ended July 9, 2005 and $(0.3)  million for the 36 weeks ended July 10, 2004.  Higher net income for the fiscal 2005 period, and increased collections on accounts receivable as compared to the prior year period, were substantially offset by cash payments of $11.5 million as collateral for the Company’s 2005 workers’ compensation obligations (see further discussion below.)

Cash used for capital expenditures, which are primarily for business process management (BPM) system initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $5.2 million for the 36 weeks ended July 9, 2005 as compared to $1.3 million for the same period in fiscal 2004. The increase in capital expenditures during fiscal 2005 is primarily due to work in process on the implementation of a new BPM system that the Company began in late fiscal 2004.  The Company currently anticipates capital expenditures will be in the range of  $6.0 million to $8.5 million for the fiscal 2005 year.

From time to time, the Company has generated cash through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner.  During the first quarter of fiscal 2005, the Company sold one of its franchise operations back to the franchise agent for cash proceeds of $1.0 million.  The Company secured the franchise agents’ note payable obligation to the bank that funded the purchase through a $1.0 million letter of credit that will decline as the note obligation is paid by the franchise agent.  The $1.0 million gain on the sale of the franchise operations has been deferred, and will be recognized as the note obligation payments are made.  During the fourth quarter of fiscal 2005, the Company sold an additional franchise agent’s operations to the franchise agent for cash proceeds of $0.5 million.

In February 2004, the Company sold its remaining unoccupied corporate headquarters’ for cash proceeds of $1.9 million.  The $0.7 million gain on the sale is included in selling and administrative expenses for the 36 week period ended July 10, 2004.

As noted above in “Discontinued Operations”, effective June 15, 2005, the Company sold its Norway and Denmark subsidiary operations for net proceeds of approximately $2.7 million, with an additional $0.6 million repayment of intercompany debt.  Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential claims under Norway’s pension plans.  The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007.  The proceeds received were used to pay down borrowings under the Company’s revolving credit facility.  The Company recorded a net gain on the sale of $1.2 million.

In May 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, expiring in May 2007.  The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan (the Term Loan), which was repaid during fiscal 2003.  In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement).  Each agreement includes a letter of credit sublimit.  Letters of credit under the agreements expire one year from date of issuance but are automatically renewed for one additional year unless written notice is given to or from the holder.

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

Effective August 19, 2005, the Company and its lenders executed a seventh amendment to the Multicurrency Credit Agreement.  The amendment allows an add-back of approximately $1.0 million to the EBITDA covenant relating to separation and restructuring costs incurred or to be incurred during fiscal 2005.  The amendment also allows the gain from the sale of the Company’s Norway and Denmark operations of $1.2 million to be included in determining compliance with the EBITDA and fixed charge covenants.  Additionally, the amendment increases the maximum capital expenditures allowed for fiscal 2005 from $6.0 million to $8.5 million and also increases the letter of credit sublimit from $35.0 million to $40.0 million.

As of July 9, 2005, the Company had $12.0 million outstanding under its credit facilities with available borrowing capacity of $22.5 million consisting of $11.9 million for the U.S. operations, $3.9 million for the U.K. operations and $6.7 million for the Australia operations.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on July 9, 2005 was 13.25%.  Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

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

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2005 and $750,000 per claim for fiscal 2004.)  Each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable standby letters of credit, surety bonds or cash.  At July 9, 2005 the Company had $22.4 million of outstanding letters of credit securing its domestic workers compensation obligations for policy years 2004 and earlier.  Effective April 20, 2005, the Company’s insurance carrier reduced its collateral requirements for the Company through the cancellation of a $3.8 million surety bond.

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

The terms of the Company’s 2005 workers’ compensation policy allow the Company the ability to exchange the 2005 policy cash collateral with letters of credit.  During the fourth quarter of fiscal 2005, the Company intends to request a refund of its net cash collateral deposit in exchange for letters of credit.  The refund of the cash collateral will be used to pay down debt under the revolving credit agreement.  The Company currently estimates that the cash collateral as of the end of fiscal 2005, net of claim payments, will be approximately $12 million.

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

The Company has a stock option/stock issuance plan that provides for the granting of stock options, awards and appreciation rights to certain key employees at the discretion of its Board of Directors.   The Company also has an employee stock purchase plan whereby eligible employees may authorize payroll deductions for semi-annual purchases of the Company’s stock at a discount.  During the 36 weeks ended July 9, 2005,  cash proceeds of $0.6 million were received for purchases of 271,618 shares of the Company’s common stock under these plans.

The Company believes that the current borrowing capacity provided under its credit facilities, together with cash generated through operations, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business.  The Company’s primary market risk exposure relates to interest rate risk.  At July 9, 2005, the Company’s outstanding debt under variable-rate interest borrowings was approximately $14.0 million.  A change of 2% in the interest rates would cause a change in interest expense of approximately $0.3 million on an annual basis.  The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet.  The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 36 weeks ended July 9, 2005, the Company’s continuing international operations comprised 23.8% of its revenue and, as of the end of that period, 22.5% of its total assets.  The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries.  The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies.  In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 9, 2005 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended July 9, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.  Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.3.10.1

Third Amendment to Employment Contract by and between the Company and Stephen Russo dated August 17, 2005, Second Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, First Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, and Employment Contract by and between the Company and Stephen Russo dated July 1, 2004.

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

WESTAFF, INC.

August 23, 2005	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer