Form 10-Q/A
period 2005-07-09
WESTAFF INC
filed 2005-09-20
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 9, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 15, 2005

Common Stock, $.01 par value	16,377,958 shares

PORTIONS AMENDED

The Registrant hereby amends Part II – Item 4 contained in the Registrant’s Report on Form 10-Q for the quarterly period ended July 9, 2005, to provide information relating to the matters voted on by Registrant’s shareholders at Registrant’s Annual Meeting of Stockholders held May 18, 2005.  Except as set forth in Part II, Item 4 below, no other changes are made to Registrant’s Report on Form 10-Q for the quarterly period ended July 9, 2005.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 18, 2005, W. Robert Stover was elected as Class III director  to serve for a three-year term until his successor is elected and qualified.  The voting was as follows:

Votes For:	14,307,765
Votes Withheld:	1,310,626

In addition, Janet Brady was elected as Class III director to serve for a three-year term until her successor is elected and qualified.  The voting was as follows:

Votes For:	15,341,872
Votes Withheld:	276,519

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

September 15, 2005	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer