Form 10-K
period 2005-10-29
WESTAFF INC
filed 2006-01-27
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 29, 2005

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

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Full 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange.

Large accelerated filer ☐                           Accelerated filer ☐                               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $32,850,107 based on the closing sale price as reported on the Nasdaq National Market.

As of January 26, 2006, the Registrant had outstanding 16,377,958 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K Report.

INDEX
WESTAFF, INC.

PART I

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, our future research and development, the timing of the introduction of our services, the effect of GAAP accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2006, gross margins and our prospects for fiscal 2006. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

This Annual Report on Form 10-K includes service marks of Westaff, Inc. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Westaff with the Securities and Exchange Commission (SEC) at the SEC’s website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Westaff with the SEC may also be obtained from Westaff by directing a request to Westaff, Attention: Linda Gaebler, Vice President, Marketing and  Communications, 298 North Wiget Lane, Walnut Creek, CA 94598-2453, (925) 930-5300.

ITEM 1.                BUSINESS.

General

The Company provides temporary staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States, the United Kingdom, Australia and New Zealand. Through its network of Company-owned, franchise agent and licensed offices, the Company offers a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site programs to businesses and government agencies. The Company’s primary focus is on recruiting and placing light industrial and clerical/administrative personnel. The Company has over 50 years of experience in the staffing industry and, as of October 29, 2005, operated through 239 offices in 44 states and three foreign countries. As of October 29, 2005, 73% of these offices were owned by the Company and 27% were operated by franchise agents and a licensee.

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

During the third quarter of fiscal 2005, the Company sold its subsidiary operations in Norway and Denmark, and, during fiscal 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly owned subsidiary of the Company. As a result, the Company has classified these operations as discontinued operations in the Company’s consolidated financial statements.

References in this Form 10-K to (i) the “Company,” the “Registrant” or “Westaff” refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) ”franchise agents” refer to the Company’s franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting with collection matters upon request, but otherwise refer to the Company’s franchisees in their roles as independent contractors of the Company.

Services

The Company’s service offerings are focused primarily on placing temporary light industrial and clerical/administrative staffing personnel and providing permanent placement services.

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

Permanent Placement Services.   Permanent placement services are typically contingent fee-based services to recruit and fill regular staff positions for customers. These services include locating, screening and assessing candidates on behalf of customers. If the candidate is hired by the customer, the Company is generally paid a fee based on a percentage of the annual starting compensation for the candidate placed.

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

The Company also provides other services within the light industrial and clerical/administrative staffing market such as temp-to-hire services, payrolling, on-site and on-location services, and other professional services including skills and behavioral assessments and coordination of drug testing and background checking.

•       Temp-to-hire services represent the placement of temporary staff with a customer with the option to convert the temporary staff to a regular customer employee at a later date.

•       Payrolling typically involves the transfer of a customer’s short-term seasonal or special use employees to the Company’s payroll for a designated period.

•       On-site programs provide administrative services for the Company’s customers such as coordinating all temporary staffing services throughout a customer’s location, including skills assessment and training.

•       On-location programs provide for an independent branch office located at the customer’s facility. They are typically intended for large non-seasonal accounts with more than $0.5 million in annual revenue. This type of branch office is typically staffed by at least one manager-level employee.

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

Talent Trak®.   To ensure high quality placements for customers and employees, Westaff uses Talent Trak® to strengthen the quality of its selection process. This comprehensive selection process includes flexible recruiting methods, interviewing and reference checking. Westaff conducts advanced skills and behavioral assessments using Talent Trak®, and also provides the option for both background and drug testing that can be customized to meet a customer’s specific needs. The Company maintains contracts with national drug testing and background testing service providers to help ensure high quality and consistency in assessing its candidates.

Time Trak®.   This tool provides customers with a web-based management system to assist in maximizing workforce productivity. Time Trak® is a flexible system allowing customers access to information to track a variety of performance measurements such as workforce hours, labor costs, attendance and staff performance. Time Trak® also includes features to automate timecard and payroll processing.

Markets

The Company provides temporary staffing services primarily in “secondary markets,” as well as in the downtown areas of certain “primary markets” in the United States and selected international markets.

The Company capitalizes on its presence in secondary markets and to build market share by targeting small to medium-sized customers, including divisions of Fortune 500 companies. The Company believes that in many cases, such markets are less competitive and less costly to operate in than in the more central areas of primary markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, the Company believes that secondary markets are more likely to provide the opportunity to sell retail and recurring business that is characterized by relatively higher gross margins.

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

The Company markets its temporary staffing services to local and regional customers through a network of Company-owned and franchise agent offices, as well as through its on-site and on-location service locations and through one licensed office. The Company’s national marketing campaigns are coordinated through its corporate headquarters in cooperation with US field offices. Marketing efforts for regional and international markets are conducted at the local level. New customers are developed by the field offices primarily through direct sales efforts and referrals. The Company has a robust targeted marketing program and a consultative sales process that includes telemarketing, e-mail marketing and direct mail campaigns.

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

Operations

The Company operates each Company-owned office as a separate profit center and provides managers considerable operational autonomy and financial incentives. The Company also operates franchise agent offices in appropriate markets. Managers focus on business opportunities within markets and are provided centralized support to achieve success in those markets. The Company believes that this structure allows it to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

As of October 29, 2005, the Company operated through a network of 239 offices in 44 states and three foreign countries. In addition, the Company from time to time establishes recruiting offices both for recruiting potential temporary employees and for testing demand for its services in new market areas. The Company’s operations are decentralized, with branch and market managers, regional vice presidents and franchise agents enjoying considerable autonomy in hiring, determining business mix and advertising.

The following table sets forth information as to the number of offices in operation as of the dates indicated.

	Nov. 3, 2001	Nov. 2, 2002	Nov. 1, 2003	Oct. 30, 2004	Oct. 29, 2005
Number of Offices by Ownership(1):
Company-owned	254	217	197	187	175
Franchise agent	85	77	72	68	63
Licensed	10	5	1	1	1
Total	349	299	270	256	239
Number of Offices by Location(1):
Domestic	291	246	221	207	193
International	58	53	49	49	46
Total	349	299	270	256	239

(1)          Excludes Company-owned recruiting offices.

Company-Owned Offices.   Employees of each Company-owned office typically report to a branch or market manager who is responsible for day-to-day operations and the profitability of a market that consists of one to several offices. Branch or market managers typically report to district managers or regional vice presidents. District managers report to regional vice presidents who, in turn, report to Westaff’s Senior Vice President, Field Operations. As of December 31, 2005, there were nine regional vice presidents and three district managers. The Company has a variety of incentive plans in place for its domestic and international offices. One or more of these plans may be offered to branch staff as well as market and district managers and regional vice presidents. These plans are designed to motivate employees to maximize the growth and profitability of their office, district or region, as well as to achieve budgeted goals. The Company believes that its incentive-based compensation plans encourage employees in its Company-owned offices to increase sales and profits, resulting in a creative and committed team.

Franchise Agent Offices.   The Company’s franchise agents have the exclusive right by contract to sell certain of the Company’s services and to use the Company’s service marks, business names and systems in a specified geographic territory.

The Company’s franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of October 29, 2005, the Company’s 32 franchise agents operated 63 franchise agent offices. Sales generated by franchise agent operations and related costs are included in the Company’s consolidated revenue and costs of services, respectively, and during fiscal 2003, 2004, and 2005 franchise agent sales represented 27.0%, 29.0%, and 28.1% respectively, of the Company’s revenue.

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

Licensed Offices.   As of October 29, 2005, one licensee operated one licensed office. The Company is no longer offering the license program. The licensee is the employer of the temporary employees and the owner of the customer accounts receivable. The Company finances the licensees’ temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensees’ accounts receivable, tangible and intangible assets, and the license agreement. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of Bank of America, N.A. plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits. Licensees are required to operate within the framework of the Company’s policies and standards, but must obtain their own workers’ compensation, liability, fidelity bonding and state unemployment insurance coverage, which determines their payroll costs.

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

The Company’s sale of franchises is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. The Company has filed registrations, been exempted from registration or filed a notice in 14 of the 15 states that require pre-sale registration or a notice filing under franchise investment laws in order to offer the sale of franchises. The Company has not sought registration in one state since no pre-sale notice is required.

For financial information about operating segments for fiscal years 2003, 2004 and 2005, see Note 13 to the consolidated financial statements included in this Annual Report.

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

Customers

The Company services small and medium-sized companies as well as divisions of Fortune 500 companies and local, state and federal government agencies. As is common in the temporary staffing industry, the Company’s engagements to provide services to its customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2005, no single customer accounted for more than 4.9% of the Company’s revenue. The Company’s 10 highest volume customers in fiscal 2005 accounted for an aggregate of 15.9% of the Company’s revenue.

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

The Company believes that the competitive factors in obtaining and retaining customers include understanding customers’ specific job requirements, providing qualified temporary personnel in a timely manner, monitoring quality of job performance and pricing of services. Due to competitive pressures it has been difficult for the Company to raise prices even though its costs may have increased. The Company believes that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules. The Company believes that within its primary light industrial and clerical/administrative markets, timeliness of pay is also a key competitive factor.

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

The Company provides workers’ compensation insurance covering its domestic regular and temporary employees through a long-term relationship with Travelers Property Casualty Company of America (“Travelers”). The Company is self-insured in the states of Ohio and Washington. For fiscal years 2003 and 2005, the Company retained a $500,000 deductible per occurrence for these policies. This retention was

$750,000 per claim for fiscal 2004. The Company also purchases workers’ compensation insurance coverage based upon actual payroll classifications in the monopolistic state of North Dakota.

The Company is contractually required to collateralize its recorded obligations under the workers’ compensation insurance contracts with Travelers through irrevocable letters of credit, surety bonds or cash. As of December 24, 2005, the aggregate collateral requirements have been satisfied through $35 million of letters of credit.

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

Employees

As of October 29, 2005, the Company had approximately 26,500 temporary employees on assignment and employed 898 regular staff. The Company’s employees are not covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

Service Marks

The Company has various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including its primary Westaff® service mark.

The Company also owns other service marks, including the Westaff® logo, Talent Trak®, Time Trak®, Ms. Carmen Courtesy®, and Staff for Business Jobs for People®. The Company has filed an application to register the service mark Learning Traksm.

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

As of October 29, 2005, the remaining net current liabilities of the discontinued medical operations of $0.1 million are primarily for settled but unpaid legal claims. The Company believes it has adequately reserved for the reasonable outcome of future events; however, should actual costs differ materially from those estimated by management, the Company would record additional losses (or gains) in future periods.

Availability of Reports

Westaff makes its SEC filings, including financial reports on Form 10-K, 10-Q or 8-K, available free of charge on its web site at www.westaff.com as soon as practicable after filing. Furthermore, Westaff will provide electronic or paper copies of filings free of charge upon written request to the Company’s Chief Financial Officer or Investor Relations representative.

ITEM 1A.   RISK FACTORS

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

The temporary staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. The Company expects the level of competition to remain high in the future, and competitive pricing pressures will continue to make it difficult for the Company to raise its prices even though its costs may have increased, and may have an adverse effect on the Company’s market share and operating margins. The Company competes in national, regional and local markets with full service agencies and with specialized temporary services agencies. Many competitors are smaller than the Company but may enjoy an advantage over the Company in discrete geographic markets because of their stronger local presence. Other competitors have greater marketing, financial and other resources than the Company that, among other things, could enable them to attempt to maintain or increase their market share by reducing prices. Furthermore, there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for Westaff to obtain or retain business.

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

Unemployment insurance premiums and workers’ compensation costs and collateral for Westaff’s temporary employees may continue to rise and reduce Westaff’s margins and liquidity.

Westaff is responsible for and pays unemployment insurance premiums and workers’ compensation costs for its regular and temporary employees. In recent years, these costs have risen as a result of increased claims, general economic conditions and governmental regulations. Should these costs continue to increase in the future, there can be no assurance that Westaff will be able to increase the fees charged to its customers to keep pace with increased costs and if it does not, its results of operations, financial condition and liquidity could be adversely affected.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (EDD) that its California unemployment tax rates would be increased retroactively for both calendar 2005 and 2004. This rate increase was based on the EDD finding that Westaff’s wholly-owned domestic operating subsidiaries would be considered as a single reporting entity for California unemployment tax reporting purposes. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the assessment and the rate increase and is working with its outside counsel to resolve this matter. The Company accrued a portion of the increased tax during the fourth quarter of fiscal 2005. However, the Company believes that it has strong defenses and legal arguments with respect to approximately $0.9 million of the assessment and accordingly has not accrued for that portion of the assessment as of October 29, 2005. Should the Company ultimately prove unsuccessful in its appeal, the Company would be required to record a charge for the unaccrued portion of the assessment and pay for the taxes out of its working capital.

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

The Company is contractually required to collateralize its obligations to its insurance carrier under these workers’ compensation insurance contracts through irrevocable letters of credit, surety bonds or cash. As of December 24, 2005, the Company’s aggregate collateral requirements under these contracts have been satisfied through $35 million of letters of credit; however, under certain circumstances, the Company may be required to increase its letters of credit to $40 million.

As noted above, collateral requirements for the Company’s workers’ compensation program are significant and place pressure on the Company’s liquidity and working capital availability. Should the Company be required to provide further collateral in addition to the fiscal 2006 payments, such additional collateral would reduce the Company’s borrowing capacity and its liquidity.

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

Westaff’s information technology systems are critical to its daily operations and the Company initiated a process to replace these systems beginning in fiscal 2005.

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

The Company’s domestic back office payroll and billing systems are at the end of their life cycle and are no longer supported by the companies who originally supplied them. Westaff currently utilizes internal support to maintain and update these systems. This includes the process of applying updates to remain in compliance with tax mandates and other additional regulatory requirements. This potentially creates exposure should an update not occur in a timely fashion, which could have a material adverse effect on the Company’s business. In fiscal 2005, the Company successfully implemented two phases of its new enterprise-wide information system. These phases included regular staff human resource management/payroll and core financials. In fiscal 2006, the implementation will continue and will include front-office, temporary payroll and billing which will result in the retirement of our existing legacy systems. This project will continue to require significant investments in consulting fees as well as significant internal personnel resources. While the Company anticipates a successful implementation, there can be no assurance that this initiative will yield the intended results. Delays in completing or an inability to successfully complete these technology initiatives could adversely affect the Company’s cash flow and operations.

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

The Company finances its operations primarily through borrowings under its revolving credit facilities and also through cash generated by its operating activities. As of December 24, 2005, the Company’s total borrowing availability was $18.2 million, with $9.2 million, $4.4 million and $4.6 million available in the US, UK and Australia, respectively.

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

The Company typically experiences significant seasonal and other fluctuations in its borrowings and borrowing availability, particularly in the US, and has, in the past, been required to aggressively manage its cash to ensure adequate funds to meet working capital requirements. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and working to generate cash from a variety of other sources.

The Company has historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth quarters of the year. In addition, the Company is required to pledge amounts to secure letters of credit that collateralize certain workers’ compensation obligations and these amounts may increase in future periods. Any such increase in pledged amounts or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse affect on the Company’s liquidity and financial condition.

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

•       fines and costs related to the inadvertent employment of illegal aliens,

•       payment of workers’ compensation claims and other similar claims,

•       violations of wage and hour requirements,

•       errors and omissions of temporary employees, and

•       claims by customers relating to employees’ misuse of customer proprietary information, misappropriation of funds, other criminal activity or torts or similar claims.

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

Westaff’s Founder and Chairman controls a significant amount of the Company’s outstanding stock thus allowing him to exert significant influence on the Company’s management and affairs.

The Company’s Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, a significant amount of the Company’s outstanding stock. As the principal stockholder of the Company, Mr. Stover has the ability to control substantially all matters submitted to the stockholders for approval and to exert significant influence on the Company’s management and affairs. For example, Mr. Stover has the ability to sell his shares independently, and to control the election of the Board of Directors and the appointment of executive management. He also has the ability to control any merger, consolidation, sale of substantially all of the Company’s assets or other strategic decisions affecting the Company or the market value of the stock. This concentration of stock and voting power could be used by Mr. Stover to delay or prevent an acquisition of the Company or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of the outstanding stock.

The market for Westaff’s stock may be limited and the stock price may continue to be extremely volatile.

The average daily trading volume for Westaff’s common stock on the Nasdaq National Market was approximately 39,700 shares from January 1, 2005, through December 31, 2005, and there have been numerous days with virtually no trading in the stock. Accordingly, the market price of Westaff’s common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. The Company believes that the common stock price has also been negatively affected by the fact that the Company’s stock is thinly traded and the absence of analyst coverage. The lack of analyst reports about the Company’s stock may make it difficult for potential investors to make decisions about whether to purchase the Company’s stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell the Company’s common stock, which may result in losses for investors.

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

Franchise agent operations comprise a significant portion of the Company’s revenue. For fiscal 2005, 28.1% of the Company’s total revenue was derived from franchise agent operations. In addition, the Company’s ten largest franchise agents for fiscal 2005 (based on sales volume) accounted for 17.2% of the Company’s revenue. The loss of one or more of the Company’s franchise agents and any associated loss of customers and sales, could have a material adverse effect on the Company’s results of operations.

Westaff is subject to business risks associated with international operations and fluctuating exchange rates.

The Company presently has operations in the United Kingdom (UK), Australia and New Zealand, which comprised 23.2% of the Company’s revenue during fiscal 2005. Operations in foreign markets are inherently subject to certain risks, including, in particular, different cultures and business practices, overlapping or differing tax structures, economic and political uncertainties, compliance issues associated with accounting and reporting requirements and changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment. All of the Company’s sales outside of the United States are denominated in local currencies and, accordingly, the Company is subject to risks associated with fluctuations in exchange rates which could cause a reduction in the Company’s profits. There can be no assurance that any of these factors will not have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition.

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

The Company is subject to the risk of new regulations which could harm the Company’s business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

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

In September 2005, Westaff’s Australian subsidiary, together with several other entities, was named in a claim for contribution asserted by ADI Ltd. The litigation originated in May 1998, when a fire occurred at sea on board an Australian Navy ship. The fire resulted in the death of four crewmen, and extensive damage to the ship. An investigation determined that the fire was caused by the failure of fuel hoses installed by ADI in the ship’s engine room. The Commonwealth of Australia filed a claim against ADI which is estimated to have a value of approximately A$31 million. The investigation further found that mistakes were made in the installation process, including those of a technical supervisor placed by Westaff with ADI. ADI alleges that if it is liable to the Commonwealth, then Westaff is vicariously liable for the supervisor’s negligence. A defense to the claim has been filed on behalf of Westaff. Trial is scheduled for September 2006. At this stage of the litigation, it is not possible to gauge the extent of potential liability of ADI and the other defendants, including Westaff, or the extent of insurance coverage that Westaff may have in the event of an unfavorable outcome.

Other than the action listed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by former employees. Management believes the resolution of these matters will not have a material adverse effect on the Company’s financial statements.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Executive Officers of the Registrant* .

The executive officers of the Company and their respective ages as of January 27, 2006, are set forth below.

Name	Age	Position(s) Held
Patricia M. Newman	54	President and Chief Executive Officer
Stephen J. Russo	49	Senior Vice President, Field Operations
Dirk A. Sodestrom	48	Senior Vice President and Chief Financial Officer
Christa C. Leonard	48	Vice President and Treasurer
Richard M. Sugerman	53	Vice President and Controller
Joseph R. Coute	58	Vice President and Director of Human Resources
David P. Wilson	43	Vice President, Information Services

*                    Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Patricia M. Newman.   Ms. Newman was appointed as President and Chief Executive Officer of the Company effective March 16, 2005. Prior to that, Ms. Newman held the position of Chief Operating Officer of the Company from November 1, 2004, until the appointment as President and Chief Executive Officer. She joined the Company as United Kingdom Managing Director in December 1998. (In November 2002, she took on the added responsibility of overseeing the Company’s Denmark and Norway operations.) Prior to joining the Company, Ms. Newman was employed by Kelly Services in the UK from 1989 to 1998, most recently as Commercial Operations Director. From 1979 to 1989 she was employed by Manpower in the UK.

Stephen J. Russo.   Mr. Russo joined the Company as Western Zone Manager in July 2004. On July 25, 2005, he was elected to the position of Senior Vice President, Field Operations and is the Company’s principal operating officer. Prior to that, Mr. Russo was a partner at ECP Group in Walnut Creek, California, an organizational and individual development consulting partnership from October 2001 to June 2004. Prior to ECP Group, Mr. Russo was Senior Vice President, Chief Administrative Officer and Chief Operating Officer at Gary D. Nelson Associates from August 1998 to June 2001.

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

Richard M. Sugerman.   Mr. Sugerman was hired as Vice President and Controller of the Company effective February 22, 2005. Mr. Sugerman was previously employed by DSW & Associates, Inc. as Corporate Controller and Secretary, from September 2002 to February 2005. From January 2001 to September 2002, Mr. Sugerman was Corporate Controller and Secretary of Loquendo, Inc. Prior to that he was Vice President of Finance and Administration at Stellarnet, Inc. from March 2000 to December 2000, and Executive Vice President, Finance Director at Snyder Healthcare Communications Worldwide from December 1998 to March 2000. Mr. Sugerman is a certified public accountant on inactive status.

Joseph R. Coute.   Mr. Coute has been employed by the Company since January 1997, as Vice President and Director of Human Resources. His previous employer was Bank of America for approximately 26 years, including 16 years in human resources and ten years in branch operations.

David P. Wilson.   Mr. Wilson was hired in December 1997, as Field Automation Manager, focusing on the field automation process. In June 1998, he was assigned the additional task of managing the customer service and help desk functions of the Company’s Information Services Department. Mr. Wilson was promoted to Vice President, Information Services in January 2001. He has approximately 20 years work experience in information services, most recently with Triad Systems Corporation as Manager, Financial and Marketing Systems, from 1991 to 1997, and Franklin Covey, Application Design Specialist from 1985 to 1991.

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

	High	Low
Fiscal 2004:
First Quarter ended January 24, 2004	2.54	1.90
Second Quarter ended April 17, 2004	2.75	1.75
Third Quarter ended July 10, 2004	3.58	2.16
Fourth Quarter ended October 30, 2004	3.53	2.95
Fiscal 2005:
First Quarter ended January 22, 2005	6.47	3.05
Second Quarter ended April 16, 2005	5.59	3.21
Third Quarter ended July 9, 2005	3.73	3.01
Fourth Quarter ended October 29, 2005	4.71	3.41
Fiscal 2006
First Quarter ended January 21, 2006	5.20	4.45

On December 31, 2005, the last reported sales price on Nasdaq for the Common Stock was $4.95 per share. As of December 31, 2005, there were approximately 73 shareholders of record.

Sales of Unregistered Securities.   During fiscal 2005, the Company did not sell any unregistered securities.

Issuer Purchases of Equity Securities.   None during the fourth quarter of fiscal 2005.

Dividends.   The Company did not declare or pay dividends during fiscal 2004 or fiscal 2005. Further, the Company’s current credit facilities prohibit payment of dividends so the Company is not currently contemplating a dividend declaration.

Securities Authorized Under Equity Plans.   The following table sets forth securities authorized for issuance under equity compensation plans as of October 29, 2005. All applicable equity compensation plans were previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	640,000	$3.69	1,482,000

ITEM 6.   SELECTED FINANCIAL DATA.

	Fiscal Year
	2005	2004	2003	2002	2001
	(Amounts in Thousands Except Per Share Amounts and Number of Offices)
Revenue	$612,861	$589,861	$518,738	$502,211	$553,895
Operating income (loss) from continuing operations	6,128	5,409	(2,909)	(3,292)	(18,880)
Income (loss) from continuing operations before cumulative effect of change in accounting principle (1)	20,097	3,157	(4,784)	(1,157)	(32,199)
Earnings (loss) per share—continuing operations before cumulative effect of change in accounting principle
Basic	$1.24	$0.20	$(0.30)	$(0.07)	$(2.03)
Diluted	$1.23	$0.20	$(0.30)	$(0.07)	$(2.03)
Balance Sheet data (at end of period):
Working capital	$40,626	$33,604	$21,237	$24,072	$16,562
Total assets	138,782	122,408	113,147	121,955	123,175
Short-term debt and capital lease obligations	8,911	16,199	25,842	25,167	30,000
Long-term debt and capital lease obligations (excluding current portion)	3,174	2,125	2,590	2,000
Stockholders’ equity	61,621	39,847	35,456	38,950	39,492
Other operating data:
Number of offices (at end of period)
Company-owned	175	187	197	217	254
Franchise agent	63	68	72	77	85
Licensed	1	1	1	5	10
Total	239	256	270	299	349

(1)          Fiscal 2005 includes the reversal of $16,681 of domestic deferred tax valuation allowance ($1.02 per diluted share). Fiscal 2001 includes the recognition of $19,249 of deferred tax asset valuation allowances ($(1.21) per diluted share).

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in “Item 1 - Business” under the heading “Factors Affecting Future Operating Results”. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements and Notes thereto requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, collectibility of accounts receivable, workers’ compensation costs, impairment of goodwill, income taxes, including the realizability of deferred tax assets, and contingencies and litigation. Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. However, actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

The Company believes the following critical accounting policies are those most significantly affected by management’s assumptions or the use of estimates, and are important to the understanding of its business operations and results from operations.

Revenue Recognition   The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19  “Recording Revenue Gross as a Principal versus Net as an Agent,” in its presentation of revenue and costs of services. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of operations. Revenue and related costs of services generated by both company-owned offices and franchise agents are included as part of the Company’s consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.

The franchise agent acts as the Company’s agent and local business representative in a manner similar to a branch manager in company-owned locations. In the franchise arrangement, all advertising, signage, invoices and correspondence with the customer are in the Company’s name. The Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also the employer of all temporary employees in the franchise agents’ operations and, as such, is obligated for the temporary employee payroll and related payroll taxes regardless of customer acceptance of the temporary labor services. These factors, among others, designate the Company as a principal with respect to its franchise agents’ operations. Franchise agents’ sales represented 28.1%, 29.0% and 27.0% of the Company’s total revenue for fiscal 2005, 2004 and 2003, respectively. Franchise agents’ share of gross profit represents the net distribution earned by the franchise agent for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, revenue and costs of services generated by the license operation are not included in the Company’s consolidated financial statements. The Company advances funds to licensees for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of revenue or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue. As of October 29, 2005, the Company had only one remaining licensee and is no longer offering license agreements to new prospects.

Collectibility of Accounts Receivable.   The Company maintains an allowance for doubtful accounts on its accounts receivable balances for estimated losses projected to result from the inability of its customers to make required payments. These allowances, which were $1.0 million and $1.1 million at October 29, 2005, and October 30, 2004, respectively, are largely determined based on customers’ financial conditions, the Company’s historical experiences, interactions with customers and industry trends. If the financial condition of these customers were to deteriorate to the point it would impair their ability to make the required payments, additional allowances may be required, which could materially adversely affect the financial condition of the Company.

Workers’ Compensation Costs.   The Company self-insures the deductible amount related to workers’ compensation claims, which was $500,000 per claim for policy years 2003 and 2005 and $750,000 per claim for policy year 2004, and maintains accruals for these obligations. These accruals amounted to $19.6 million and $17.1 million at October 29, 2005, and October 30, 2004, respectively. The Company accrues the estimated costs of these claims based upon the expected loss rates incurred within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. The resulting calculation is partially based on the Company’s historical loss development trends as well as overall industry trends. As a result of updates in the actuary’s valuation, revisions are made to recorded liabilities. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual loss rates may exceed projected loss rates, which could materially adversely affect the financial condition of the Company.

Goodwill and Other Intangible Assets.   Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets that have indefinite useful lives no longer be amortized but instead be evaluated for impairment by applying a fair-value-based test at least annually or if events or circumstances change that may indicate the fair value of a reporting unit is below its book value. Intangible assets with finite useful lives continue to be amortized over their useful lives. The Company utilizes an independent third-party valuation firm to determine the fair value of its individual reporting units. The valuation methodologies considered include analyses of discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to Westaff. As a result of the initial impairment tests upon adoption of SFAS No. 142, the Company recorded a non-cash charge of $0.7 million to reduce the carrying value of goodwill in its Australia operations. This charge is reflected as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the fiscal year ended November 1, 2003. The Company performs its annual impairment tests in the fourth quarter of each fiscal year.

Income Taxes.   The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At October 30, 2004, substantially all of the Company’s net deferred tax assets were offset with a valuation allowance of $18.7 million. During the fourth quarter of fiscal 2005, the Company assessed the realizability of its deferred tax assets. As a result of the Company’s positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, the Company’s long-term history of profitability as well as the improvements in the Company’s financial position, the Company determined that it is more likely than not that the deferred tax asset will be realized. Accordingly, during the fourth quarter of fiscal 2005 the Company reversed its full domestic deferred tax asset valuation allowance of $16.7 million.

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

Executive Overview

We believe that Westaff made substantial progress during fiscal 2005 towards achieving its long-term objectives of improved growth, sustained profitability and financial strength. The following are some of the key Westaff achievements during fiscal 2005:

•       Fiscal 2005 revenue increased $23.0 million or 3.9% as compared to fiscal 2004 despite a loss of sales from the divestiture of two of the Company’s significant franchise agents in November 2004 and August 2005.

•       The Company launched a permanent placement growth initiative in the US during fiscal 2005 which resulted in an increase in domestic permanent placement fees of 58.5% for fiscal 2005 as compared to fiscal 2004 and an increase in the fourth quarter 2005 permanent placement fees of 81.1% as compared to the prior year fourth quarter.

•       Gross margin improved to 17.3% for fiscal 2005 as compared to 16.8% in fiscal 2004 primarily as a result of stabilization of workers’ compensation costs, bill rate increases, changes in business mix and increased permanent placement fees.

•       The Company generated income from continuing operations before income taxes of $4.7 million in fiscal 2005 as compared to $3.4 million in fiscal 2004, an increase of 38.1%.

•       As a result of increasing market demand and the Company’s improved financial performance, the Company is in the first phase of executing its plan to reinvest in its field office staff in an effort to grow its temporary staffing and permanent placement lines of service. As of the end of fiscal 2005, field office staff had been increased by over 11% as compared to the end of fiscal 2004. The Company is continuing to prudently invest in new staff as considered appropriate to help foster top-line growth.

•       The Company successfully completed a restructuring during the fourth quarter of fiscal 2005 which was designed to streamline and focus the organization, improve profitability and support expansion. Based on preliminary results for the first quarter of fiscal 2006, management believes the effect of the restructure is demonstrating positive results. The Company currently expects domestic revenue for the first quarter of fiscal 2006 to increase between 2% and 5% as compared to the fiscal 2005 first quarter.

•       In fiscal 2005, the Company invested $8.0 million in capital expenditures, primarily relating to domestic business process management (BPM) system initiatives expected to result in a fully integrated, front-office to back-office system to help support future growth of the Company as well as to provide opportunities for additional efficiencies and operating leverage. The Company has successfully implemented the first two phases of its BPM system including its human resources system for regular Westaff employees and the core financial accounting and reporting systems. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to begin rollout starting late in the fourth quarter of fiscal 2006.

•       As a result of positive cash flow from operations and the conversion of the majority of its domestic workers’ compensation cash collateral to letters of credit, the Company ended fiscal 2005 with total borrowings under its revolving credit facilities of $8.6 million as compared to $15.7 million as of the end fiscal 2004. Equally significant, the Company reduced its domestic borrowings under its revolving credit facilities from $11.0 million as of October 30, 2004 to $2.9 million at October 29, 2005, in spite of the significant investment in BPM systems. As of January 21, 2006, the end of the Company’s first fiscal quarter, there were no borrowings outstanding under the domestic revolving credit facility and the Company had $1.6 million of excess cash on hand.

•       During the third quarter of fiscal 2005, the Company sold its Norway and Denmark subsidiary operations. This generated a gain of $1.2 million as well as cash to the US of $3.1 million, which includes $0.6 million of intercompany debt repayment from Norway. We believe that this divestiture allows the Company to focus its full efforts on its key markets of the US, UK, Australia and New Zealand.

•       As a result of the Company’s positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, the Company’s long-term history of profitability as well as the improvements in the Company’s financial position, the Company has determined that it is more likely than not that its domestic deferred tax asset will be realized. Accordingly, during the fourth quarter of fiscal 2005, the Company reversed its full deferred tax asset valuation allowance of $16.7 million.

For fiscal 2006, the Company intends to focus on the following key operating objectives:

•       Grow organically by prudently adding revenue-generating staff while also seeking appropriate new markets to enter through new office openings.

•       Firmly establish the Company’s permanent placement service line within the US and continue to generate significant growth and improved margins as a result of this business.

•       Complete the initial implementation of the Company’s new Business Process Management System and begin the roll-out of the fully integrated system to the field offices.

•       Carefully monitor the Company’s financial performance against its goals by establishing specific performance targets for each office and linking achievement of those goals with incentive plans. The key objective will be to continue to foster the long-term growth of the Company while also seeking reasonable operating returns during fiscal 2006.

•       Launch a number of marketing campaigns during fiscal 2006 following some successful campaigns that we launched in the fourth quarter of fiscal 2005.

•       Continue to expand our base of regional and national account relationships.

•       As opportunities and financing allow, carefully consider potential strategic acquisitions that would provide access to important new markets, expansion within existing markets and opportunities to take immediate advantage of operating leverage.

In recent years, the Company has carefully managed its expenses, exercised discipline in its management of cash, implemented prudent growth and business development initiatives and successfully restructured its field and corporate organization. As a result, the Company believes that is has positioned itself to take advantage of future opportunities within the staffing industry to grow revenue and improve its operating margins. However, the Company is also keenly aware of many of the business and economic risks connected with the staffing industry and intends to continue to be prudent in its investments and conservative in its use of cash.

Discontinued Operations

Effective June 15, 2005, the Company sold its Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway. Net proceeds from the sale were approximately $2.7 million. Additionally, as a part of the sale transaction, Westaff Norway repaid approximately $0.6 million of intercompany debt to Westaff US. Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims. The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1.2 million. The Company has classified the operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying financial statements and notes thereto.

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

Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, as a result of the favorable appeal settlement, the Company recognized $0.3 million of income from discontinued operations. During the third quarter of 2004, the Company resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims and, as a result, recorded $0.2 million of income from the medical discontinued operations.

As of October 29, 2005, there are remaining current liabilities of the discontinued medical operations of $0.1 million, primarily for settled but unpaid claims.

Results of Continuing Operations

The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenues.

	Fiscal Year
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Costs of services	82.7%	83.2%	83.0%
Gross profit	17.3%	16.8%	17.0%
Franchise agents’ share of gross profit	3.1%	3.1%	3.2%
Selling and administrative expenses	12.5%	11.8%	13.1%
Depreciation and amortization	0.7%	0.7%	1.0%
Arbitration expenses	0.0%	0.2%	0.2%
Operating income (loss) from continuing operations	1.0%	0.9%	(0.6)%
Interest expense	0.3%	0.4%	0.3%
Interest income	*	*	*
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	0.8%	0.6%	(0.9)%
Income tax provision (benefit)	(2.5)%	*	0.1%
Income (loss) from continuing operations before cumulative effect of change in accounting principle	3.3%	0.5%	(0.9)%

*                    less than 0.1%

Fiscal 2005 compared to Fiscal 2004

Revenue increased $23.0 million or 3.9% for fiscal 2005 as compared to fiscal 2004. Domestic revenue increased $0.6 million or 0.1%, while international revenue increased 18.8% over fiscal 2004.

The domestic revenue increase is the result of a decrease in billed hours of 2.6% which was offset by an increase in average bill rates of 2.6%. The decline in domestic billed hours reflects the effects of the November 2004 divestiture of one the Company’s franchises, the August 2005 divestiture of another of the Company’s franchises and a shift in business mix in an effort to increase gross margin. The increase in average bill rates reflects the generally more positive economic environment with lower national unemployment rates which allows the Company to pass along bill rate increases to customers in certain circumstances.

Permanent placement fees increased from $6.1 million in fiscal 2004 to $7.1 million in fiscal 2005, an increase of 16.1%. This increase is virtually all attributable to Westaff’s domestic operations which grew from $1.7 million in fees in fiscal 2004 to $2.7 million in fiscal 2005, an increase of 58.5%. As a percentage of revenue, permanent placement fees in the U.S were 0.6% in fiscal 2005 as compared to 0.4% in fiscal 2004. The Company is continuing to invest in permanent placement consultants and expects this revenue to increase in the US during fiscal 2006.

Of the 18.8% increase in international revenue noted above, 5.3% is attributable to higher currency exchange rates. International billed hours increased 7.9% and average bill rates increased 5.8%. Local currency revenue from Australia increased 28.4% as a result of strong national account sales growth. Local currency revenue in the UK declined 7.7% during fiscal 2005 primarily due to “offshoring” of certain staffing functions by a number of Westaff’s UK customers.

The Company was been aggressively working to increase its top-line sales growth rates in the US. During the first eight weeks of fiscal 2006, domestic sales have increased over 6% as compared to the prior year. Taking into consideration the timing of the fiscal 2006 holidays, the Company currently expects domestic revenue for the first quarter of fiscal 2006 to increase 2% to 5% as compared to the fiscal 2005 quarter.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services increased $16.4 million, or 3.3%, in fiscal 2005 as compared to fiscal 2004. Fiscal 2005 gross profit dollars increased $6.6 million, or 6.7%, and gross margin increased to 17.3% as compared to 16.8% for fiscal 2004. Gross margin increased primarily as a result of stabilization of workers’ compensation costs as noted below, bill rate increases, changes in business mix and increased permanent placement fees as noted above, partially offset by higher state unemployment insurance costs.

The Company’s workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing. Unexpected adverse development of open claims and increases in the Company’s incurred but not reported (IBNR) claims can also significantly affect the level of accruals needed to cover workers’ compensation costs. The Company reviews interim and annual actuarial estimates and monitors claim activity to ensure that accruals remain appropriate in light of loss trends. However, unanticipated adverse loss development trends can result in a need for additional charges to be recorded. As a percent of direct labor, domestic workers’ compensation costs decreased from 5.9% in fiscal 2004 to 5.4% in fiscal 2005. The fiscal 2004 fourth quarter included a charge of $1.7 million to increase the Company’s domestic workers’ compensation reserves as a result of unfavorable loss development trends. During fiscal 2005 the Company increased its basic accrual rates for workers’ compensation which, combined with more stable loss trends, resulted in no such charge in fiscal 2005. The Company aggressively works to close out claims on terms that are favorable to the Company and continually monitors its costs and accrual rates in light of actual loss trends. However, there can be no assurance that the Company’s efforts to control workers’ compensation costs will be effective or that loss development trends will not require additional increases in workers’ compensation accruals in future periods.

As a percent of direct labor, domestic state unemployment rates increased from 2.6% in fiscal 2004 to 3.1% in fiscal 2005. This increase is largely due to an increase in the unemployment tax rate assessed in the State of California. During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (EDD) that its California unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. This rate increase was based on the EDD finding that Westaff’s wholly-owned domestic operating subsidiaries would be considered as a single reporting entity for California unemployment tax reporting purposes. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company accrued a portion of the increased tax during the fourth quarter of fiscal 2005. However, the Company believes that it has strong defenses and legal arguments with respect to approximately $0.9 million of the assessment and accordingly has not accrued for that portion of the assessment as of October 29, 2005.

The Company continues to focus its efforts on improving gross margin through development of its permanent placement service line as well as through increases in its billing rates. Management believes that there are opportunities to continue to improve gross margin during fiscal 2006 based on higher estimated permanent placement fees, potentially lower national unemployment rates which may allow for continued bill rate increases and potential continued stabilization of workers’ compensation costs and state unemployment insurance rates.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.1% for both fiscal 2005 and fiscal 2004. In November 2004 the Company sold one of its franchise agents’ operations, representing four franchise offices, back to the franchise agent. Revenue for this franchise agent comprised 3.2% of total domestic revenue for the fiscal year ended October 30, 2004. In August 2005 the Company sold one additional franchise agent operation, representing two franchise offices, back to the franchise agent. Year-to-date fiscal 2005 revenue for this franchise agent through the date of the sale comprised approximately 0.7% of the Company’s fiscal 2005 domestic revenue.

Selling and administrative expenses increased $6.8 million, or 9.7%, for the 2005 fiscal year as compared to fiscal 2004 due primarily to investments in new and existing personnel along with associated benefits and payroll taxes. As a percentage of revenue, selling and administrative expenses increased to 12.5% in fiscal 2005 from 11.8% in fiscal 2004. The Company is continuing its investment in its field office staff, increasing full-time equivalent positions by approximately 11% as of the end of fiscal 2005 as compared to the prior year end. These staff increases have been made to support the development of the Company’s domestic permanent placement line of business along with increasing staff in selected offices to help support future growth and business development. Additionally, the Company has increased staffing to support the implementation of its new business process management system. The fiscal 2005 fourth quarter included $0.5 million of costs associated with a restructure while the fiscal 2005 second quarter included separation costs of $0.5 million for the Company’s former chief executive officer. Selling and administrative expenses in the second quarter of fiscal 2004 were reduced by a $0.7 million gain on the sale of the executive headquarters building in Walnut Creek, California. The fiscal 2004 fourth quarter included costs of $0.9 million associated with an unfavorable arbitration ruling.

Depreciation and amortization decreased $0.2 million or 5.0%, primarily due to assets becoming fully depreciated partially offset by higher depreciation starting in the fourth quarter associated with the portions of the Company’s BPM system that have been placed in service. The Company expects depreciation expense to increase in fiscal 2006 as a result of the ongoing depreciation of the new BPM system.

Interest expense decreased $0.5 million for fiscal 2005 as compared to fiscal 2004 primarily as a result of lower average borrowings outstanding during the year partially offset by higher average interest rates. Interest expense is expected to decline in fiscal 2006 as a result of lower borrowings. However, the Company continues to amortize debt issuance costs associated with its credit agreement which are expected to approximate $0.6 million during fiscal 2006. Under generally accepted accounting principles, these costs are charged to interest expense.

The Company records income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At October 30, 2004, substantially all of the Company’s net deferred tax assets were offset with a valuation allowance of $18.7 million. During the fourth quarter of fiscal 2005, the Company assessed the realizability of its deferred tax assets. As a result of the Company’s positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, the Company’s long-term history of profitability as well as the improvements in the Company’s financial position, the Company determined that it is more likely than not that the deferred tax asset will be realized. Accordingly, during the fourth quarter of fiscal 2005 the Company reversed its full domestic deferred tax asset valuation allowance of $16.7 million which resulted in an increase in net income for fiscal 2005 of $16.7 million or $1.02 per diluted share.

Fiscal 2004 compared to Fiscal 2003

Revenue increased $71.1 million, or 13.7%, for fiscal 2004 as compared to fiscal 2003. Domestic revenue increased 10.1%, while international revenue from continuing operations increased 31.9% over fiscal 2003, with favorable currency exchange rates contributing 16.9% of the revenue increase.

The domestic revenue increase was the result of an increase in billed hours of 8.4% coupled with a modest increase in average bill rates of 1.5%. The growth in domestic billed hours reflects new business as well as increases in volume with various existing customers. International billed hours increased 11.4% and year-over-year average bill rates increased in both the Australia and United Kingdom operations.

Costs of services increased $60.1 million, or 14.0%, in fiscal 2004 as compared to fiscal 2003. Gross margin declined from 17.0% for fiscal 2003 to 16.8% for fiscal 2004. The margin decline reflected the industry-wide strain on domestic margins due to competitive pressures as well as higher relative state unemployment and workers’ compensation costs. As a percent of direct labor, the fiscal 2004 domestic state unemployment rates increased 0.5 percentage points and domestic workers’ compensation rates increased 0.3 percentage points over the fiscal 2003 rates. International gross margins increased from 20.1% for fiscal 2003 to 20.6% for fiscal 2004, with margin improvements in Australia and the United Kingdom driven largely by increases in direct hire fees.

Workers’ compensation costs rose to $21.6 million, or 5.0% of direct labor, for fiscal 2004, up from $18.6 million or 4.9% of direct labor for fiscal 2003. Continued upward trends in the Company’s actuarially estimated ultimate costs for all open policy years resulted in an increase in the Company’s workers’ compensation accruals in both fiscal 2004 and fiscal 2003. Based on the results of its annual actuarial valuation, the Company recorded a charge of $1.7 million in the fourth quarter of fiscal 2004 to increase its domestic workers’ compensation reserves. The fourth quarter of fiscal 2003 included a similar charge of $1.8 million.

Franchise agents’ share of gross profit increased $1.9 million or 11.4% for fiscal 2004 as compared to fiscal 2003. As a percentage of consolidated revenue, franchise agents’ share of gross profit declined slightly from 3.2% in fiscal 2003 to 3.1% in fiscal 2004.

Selling and administrative expenses increased $1.7 million, or 2.5% for the 2004 fiscal year as compared to fiscal 2003 primarily due to higher exchange rates used to translate international local currency expenses into US dollars. As a percentage of revenue these expenses decreased from 13.1% to 11.8% largely as a result of the Company generating revenue increases of 13.7% in fiscal 2004 while limiting selling and administrative expenditure increases to only 2.5%. Selling and administrative expenses for the 2004 fiscal year included a $0.7 million gain on the sale of the Company’s remaining unoccupied corporate headquarters’ building.

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

Depreciation and amortization decreased $1.0 million or 18.3%, primarily due to reduced capital expenditures, assets becoming fully depreciated and the sales of the Company’s corporate headquarters’ buildings.

Interest expense increased $0.5 million for fiscal 2004 as compared to fiscal 2003 primarily as a result of higher average borrowings outstanding during the year combined with higher average interest rates. Additionally, fiscal 2004 interest expense includes $0.1 million of interest expense related to the unfavorable arbitration ruling discussed above.

Effective November 3, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are evaluated for impairment by applying a fair-value based test. During fiscal 2003, the Company performed tests for impairment in accordance with the new standard. In the initial test under the transitional provisions of SFAS No. 142, the Company determined that an impairment of $0.7 million existed in its Australia reporting unit. In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle and resulted in a restatement of the Company’s net loss for the first fiscal quarter of 2003. The Company performed its annual impairment valuations in the fourth quarters of fiscal 2005 and 2004. No additional impairments were identified.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash provided by operating activities was $8.5 million for the fiscal year ended October 29, 2005, compared to $13.8 million for the fiscal year ended October 30, 2004. Substantially all of the fiscal 2005 cash provided by operating activities is the result of $21.1 million in net income reduced by the Company’s reversal of $16.7 million of domestic deferred tax asset valuation allowance as noted above in “Results of Continuing Operations—Fiscal 2005 compared to Fiscal 2004.”

Cash used for capital expenditures, which are primarily for business process management (BPM) system initiatives, other software, computers and peripherals, and office furniture and equipment, was $8.0 million for fiscal 2005. The Company continues to invest in enhancements and upgrades to its computer-based technologies. On August 19, 2004, the Company entered into a license agreement for a BPM system which the Company intends to implement in three primary phases. The initial phase, which consisted of the human resources system for regular Westaff employees, was successfully implemented in July 2005. The second phase, which includes the core financial accounting and reporting systems, went live as scheduled with the start of the new fiscal year in November 2005. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to begin rollout starting late in the fourth quarter of fiscal 2006. The Company recently decided to convert the accounts receivable system in a separate phase which is expected to be completed during the second fiscal quarter of 2006. Capital expenditures associated with this system implementation were approximately $5.3 million during fiscal year 2005. The Company’s credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal 2006.

The Company has generated cash in the past through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner. In the first quarter of fiscal 2005, the Company sold one of its franchise agents’ operations back to the franchise agent for cash proceeds of $1.0 million. The Company has secured the franchise agents’ note payable obligation to the bank that funded the purchase, through a $1.0 million letter of credit that declines as the note obligation is paid by the franchise agent. As of October 29, 2005, the balance on the letter of credit was $0.9 million. The $1.0 million gain on the sale of the franchise operations has been deferred, and is being recognized as the note obligation payments are made. During the fourth quarter of fiscal 2005, the Company sold an additional franchise agent’s operations to the franchise agent for cash proceeds and a net gain of $0.5 million.

As noted above in “Discontinued Operations,” effective June 15, 2005, the Company sold its Norway and Denmark subsidiary operations for net proceeds of approximately $2.7 million, with an additional $0.6 million repayment of intercompany debt. Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential claims under Norway’s pension plans. The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007. The proceeds received were used to pay down borrowings under the Company’s revolving credit facility. The Company recorded a net gain on the sale of $1.2 million.

On February 12, 2004, the Company completed the sale of its former corporate headquarters’ building for cash proceeds of $1.9 million. The proceeds were used to pay down outstanding borrowings under the Company’s revolving credit facilities. The Company has an outstanding $0.7 million irrevocable standby letter of credit as a security deposit for the December 2002 sale leaseback of the land and buildings housing its administrative offices.

On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million US Revolving Loan Commitment, a £2.7 million UK Revolving Loan Commitment (US dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 millions term loan (the Term Loan), which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (US dollar equivalent of approximately $6.0 million at the date of the agreement).

On August 19, 2005, the Multicurrency Credit Agreement was amended to allow an add-back of approximately $1.0 million to the EBITDA covenant relating to separation and restructuring costs incurred or to be incurred during fiscal 2005. The amendment also allows the gain from the sale of the Registrant’s Norway and Denmark operations of $1.2 million to be included in determining compliance with the EBITDA and fixed charge covenants. Additionally, the amendment increases the maximum capital expenditures allowed for fiscal 2005 from $6.0 million to $8.5 million and also increases the letter of credit sublimit from $35.0 million to $40.0 million.

As of October 29, 2005, the Company had $8.6 million outstanding under its credit facilities consisting of $2.9 million outstanding from the US and $5.7 million outstanding from Australia. The Company had combined available borrowing capacity under its credit facilities of $21.1 million consisting of $10.8 million for the US, $4.7 million for the UK and $5.6 million for Australia. The Company was in compliance with all covenants under its credit agreements as of October 29, 2005.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. The sixth amendment to the Company’s Multicurrency

Credit Agreement provides for optional prepayment of the note subject to certain borrowing availability limits on the US revolving loan commitment portion of the credit facilities.

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

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK. During fiscal 2004, the UK utilized cash from operations and excess borrowing capacity to pay dividends to the US totaling $2.7 million. The US can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was $4.1 million as of October 29, 2005, and October 30, 2004.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal years 2005 and 2003 and $750,000 per claim for fiscal 2004).  Each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable standby letters of credit, surety bonds or cash. Effective April 20, 2005, the Company’s insurance carrier reduced its collateral requirements for the Company through the cancellation of a $3.8 million surety bond thereby eliminating any remaining outstanding surety bond. The Company does not believe that surety bonds will be available in the foreseeable future to secure workers’ compensation obligations.

Under the terms of its 2005 policy year agreement, the Company made cash payments totaling $20.6 million, paid in monthly installments, which commenced on November 1, 2004. Of these payments, $15.8 million served as cash collateral to secure the Company’s fiscal 2005 obligations in lieu of issuance of additional letters of credit. Cash payments for 2005 policy year claims were paid out of this cash collateral fund.

During the fourth quarter of fiscal 2005, the Company and its insurance carrier negotiated the return of $11.0 million of the fiscal 2005 cash collateral and the Company issued $11.0 million of letters of credit in its place. During the first quarter of fiscal 2006, the Company issued an additional $1.9 million of letters of credit in exchange for $1.2 million in cash which represented all of the cash remaining in the 2005 collateral fund.

The Company recently completed negotiations for its 2006 policy year insurance program. Total cash payments of $4.9 million will be paid during fiscal 2006 in equal monthly installments, which commenced on November 1, 2005. Cash payments for 2006 policy year claims will be paid directly by the Company. In connection with the 2006 policy renewal and as a result of the collateral swap noted above, as of December 24, 2005, the Company had outstanding $35.0 million of letters of credit to secure all outstanding obligations under its workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances, the Company may be required to increase its letters of credit to $40 million. The Company will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

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

The Company continues to evaluate other opportunities to further strengthen its financial position. However, the Company believes that the borrowing capacity provided under the amended credit agreement, together with cash generated through its operating performance, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following summarizes the Company’s contractual cash obligations in future fiscal years (in millions) as of October 29, 2005:

	Payment Due by Period(1)
Contractual Obligations	Total	Less than one fiscal year	1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years
Credit facilities	$8.6	$8.6
Promissory note	2.0		$2.0
Operating leases	11.6	4.0	5.1	$2.2	$0.3
Workers’ compensation policy year 2006	4.9	4.9
Capital leases—principal	1.6	0.3	0.8	0.5
Capital leases—interest	0.4	0.1	0.3
Total Contractual Obligations	$29.1	$17.9	$8.2	$2.7	$0.3

(1)          The credit agreement expires in May 2007, but the Company’s lenders could require accelerated payment of amounts outstanding under the credit facilities in the event of default on one or more of the debt covenants contained therein. Payments under the promissory note are subject to certain restrictions regarding borrowing capacity and compliance within the Company’s senior secured credit facilities. Workers’ compensation obligations for policy year 2006 are based on estimates. If actual results differ from these estimates the Company could be required to make additional payments to, or receive refunds from, its insurance carrier in years subsequent to 2006.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure relates to interest rate risk. At October 29, 2005, the Company’s outstanding debt under variable-rate interest borrowings was approximately $10.6 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis. The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet. The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the fiscal year ended October 29, 2005, the Company’s international continuing operations comprised 23.2% of its revenue and, as of the end of that period, 17.2% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the US dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Supplementary Data of the Company required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined under Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2005 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended October 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. The Company has adopted a Code of Ethics that applies to all the Company’s principal executive, financial and accounting officers. The Code of Ethics is posted on the Company website at www.westaff.com. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Ethics that apply, by posting such information on the Company’s website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, Westaff, Inc., P.O. Box 9280, Walnut Creek, CA 94598.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Note 5 of “Notes to Consolidated Financial Statements” under Item 15 of this Form 10-K. The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

3.                 Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description
3.1.2	Fourth Amended and Restated Certificate of Incorporation.(6)
3.2.4	Amended and Restated Bylaws, effective March 1, 2004.(11)
4.1.1	Form of Specimen Certificate for the Company’s Common Stock.(2)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)
10.3.4	Employment Agreement with W. Robert Stover.(2)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom.(3)
10.3.5.1	First Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom.(8)
10.3.5.2	Second Amendment to Employment Contract By and Between Westaff Support, Inc. and Dirk A. Sodestrom.(12)
10.3.9

Addendum made the 26th day of January 2005 to agreement between Westaff (UK) Limited (“the Company”) and Patricia M. Newman (“the Employee”) supplemental to an agreement made as of the 1st day of December 1998 between the Company and the Employee; an addendum made as of the 4th day of February 1999 between the Company and the Employee; a letter dated the 3rd day of April 2001 from Bob Stover to Employee; and a memorandum dated 23rd February 2004 between the Company and the Employee.(14)

10.3.9.1	Employment Agreement executed on April 7, 2005 between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(20)
10.3.9.2	Notice of Restricted Stock Award and Restricted Stock Agreement dated April 7, 2005.(20)
10.3.9.4	Notices of Grant of Stock Option dated April 7, 2005 (replaces Exhibit 10.3.9.3).(16)
10.3.9.5	First Amendment to Employment Agreement between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman

10.3.10.1

Third Amendment to Employment Contract by and between the Company and Stephen Russo dated August 17, 2005, Second Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, First Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, and Employment Contract by and between the Company and Stephen Russo dated July 1, 2004. (17)

10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.(4)
10.8.20	Credit Agreement dated as of May 17, 2002.(5)
10.8.20.1	First Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors.(7)
10.8.20.2	Second Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(8)
10.8.20.3	Third Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors.(9)
10.8.20.4	Fourth Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(10)
10.8.20.5	Fifth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(12)
10.8.20.6	Sixth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(15)
10.8.20.7	Seventh Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(18)
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002.(5)
10.8.22	Pledge Agreement dated as of May 17, 2002.(5)
10.8.23	Security Agreement dated as of May 17, 2002.(5)
10.8.24	Parent Guaranty dated as of May 17, 2002.(5)
10.8.25	Subsidiary Guaranty dated as of May 17, 2002.(5)
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002.(5)
10.8.27	Unsecured Subordinated Draw Down Note dated September 25, 2003.(9)
10.11	Westaff, Inc. Employee Stock Purchase Plan.(4)
10.11.3	International Employee Stock Purchase Plan.(4)
10.12	Westaff Key Employee Transition Compensation Plan.(13)
10.13	Form of Employment Contract with Certain Named Executive Officers.(4)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page IV-1).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14)   Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for fiscal year ended October 30, 2004.

(15)   Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated January 5, 2005.

(16)   Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended April 16, 2005.

(17)   Incorporated herein by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended July 9, 2005

(18)   Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated August 19, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Westaff, Inc.

We have audited the accompanying consolidated balance sheets of Westaff, Inc. and subsidiaries (the Company) as of October 29, 2005 and October 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westaff, Inc. and subsidiaries as of  October 29, 2005 and October 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, effective November 3, 2002 the Company changed its method of accounting for goodwill and other intangibles to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Oakland, California
January 25, 2006

Westaff, Inc.
Consolidated Balance Sheets
(Amounts in thousands except per share amounts)

	October 29,	October 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,014	$4,386
Trade accounts receivable, less allowance for doubtful accounts of $997 and $1,085	83,416	83,107
Income taxes receivable	82	795
Deferred income taxes	5,097	286
Prepaid expenses	3,847	4,272
Assets of discontinued operations		4,850
Other current assets	1,337	818
Total current assets	96,793	98,514
Property and equipment, net	15,184	10,100
Deferred income taxes	11,951
Goodwill	11,770	11,760
Other long-term assets	3,084	2,034
	$138,782	$122,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$8,568	$15,734
Current portion of capital lease obligations	343	465
Accounts payable	3,755	2,562
Accrued expenses	42,609	42,989
Income taxes payable	817	632
Liabilities of discontinued operations	75	2,528
Total current liabilities	56,167	64,910
Note payable to related party	2,000	2,000
Long-term capital lease obligations	1,174	125
Other long-term liabilities	17,820	15,526
Total liabilities	77,161	82,561
Commitments and contingencies (Notes 2, 12 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued: 16,378 shares at October 29, 2005 and 16,047 shares at Ocotber 30, 2004	164	160
Additional paid-in capital	37,803	36,768
Deferred stock compensation	(54)
Retained earnings	24,151	3,025
Accumulated other comprehensive loss	(443)	(106)
Total stockholders’ equity	61,621	39,847
	$138,782	$122,408

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Operations
(Amounts in thousands except per share amounts)

	Fiscal year ended
	October 29,	October 30,	November 1,
	2005	2004	2003
Revenue	$612,861	$589,861	$518,738
Costs of services	507,052	490,664	430,560
Gross profit	105,809	99,197	88,178
Franchise agents’ share of gross profit	18,884	18,494	16,599
Selling and administrative expenses	76,635	69,856	68,175
Depreciation and amortization	4,162	4,380	5,363
Arbitration expenses (Note 14)		1,058	950
Operating income (loss) from continuing operations	6,128	5,409	(2,909)
Interest expense	1,587	2,098	1,624
Interest income	(148)	(85)	(110)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	4,689	3,396	(4,423)
Income tax provision (benefit)	(15,408)	239	361
Income (loss) from continuing operations before cumulative effect of change in accounting principle	20,097	3,157	(4,784)
Discontinued operations:
Income (loss) from discontinued operations	(134)	316	326
Gain on sale, net of income taxes of $34	1,163
Total discontinued operations, net of income taxes	1,029	316	326
Cumulative effect of change in accounting principle			(670)
Net income (loss)	$21,126	$3,473	$(5,128)
Earnings (loss) per share:
Continuing operations before cumulative effect of change in accounting principle
Basic	$1.24	$0.20	$(0.30)
Diluted	$1.23	$0.20	$(0.30)
Discontinued operations—basic and diluted	$0.06	$0.02	$0.02
Cumulative effect of change in accounting principle—basic and diluted	$—	$—	$(0.04)
Net income (loss)
Basic	$1.30	$0.22	$(0.32)
Diluted	$1.29	$0.22	$(0.32)
Weighted average shares outstanding—basic	16,271	16,033	15,996
Weighted average shares outstanding—diluted	16,420	16,081	15,996

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

				Retained	Accumulated
			Additional	earnings	other	Deferred
	Common stock		paid-in	(accumulated	comprehensive	stock
	Shares	Amount	capital	deficit)	loss	Compensation	Total
Balance at November 2, 2002	15,972	$160	$36,627	$4,680	$(2,517)	$—	$38,950
Comprehensive loss:
Net loss				(5,128)
Currency translation adjustments					1,555
Total comprehensive loss							(3,573)
Stock issued under employees' stock plans	43		79				79
Balance at November 1, 2003	16,015	160	36,706	(448)	(962)	—	35,456
Comprehensive income:
Net income				3,473
Currency translation adjustments					856
Total comprehensive income							4,329
Stock issued under employees' stock plans	32		62				62
Balance at October 30, 2004	16,047	160	36,768	3,025	(106)	—	39,847
Comprehensive income:
Net income				21,126
Currency translation adjustments					(337)
Total comprehensive income							20,789
Stock issued under employees' stock plans	331	4	826			(64)	766
Tax benefits from employee stock plans			209				209
Amortization of deferred stock compensation						10	10
Balance at October 29, 2005	16,378	$164	$37,803	$24,151	$(443)	$(54)	$61,621

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal year ended
	October 29, 2005	October 30, 2004	November 1, 2003
Cash flows from operating activities
Net income (loss)	$21,126	$3,473	$(5,128)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on sale of discontinued operations, net of income taxes	(1,163)
Loss from cumulative effect of change in accounting principle			670
Tax benefits from employee stock plans	209
Depreciation and amortization	4,190	4,474	5,500
Provision for losses on doubtful accounts	582	1,168	639
Deferred income taxes	(16,766)	(278)
Income from sales of affiliate operations	(30)	(25)	(128)
(Gain) loss on sale or disposal of assets	(60)	(657)	51
Other	(137)	(198)	(268)
Changes in assets and liabilities:
Trade accounts receivable	(1,511)	(9,209)	(3,221)
Other assets	(3,901)	140	(4,518)
Accounts payable and accrued expenses	5,480	14,678	1,500
Income taxes payable	151	(11)	(179)
Other liabilities	(165)	268	145
Net cash provided (used) by operating activities	8,005	13,823	(4,937)
Cash flows from investing activities
Capital expenditures	(7,544)	(3,369)	(2,593)
Proceeds from sales of affiliate operations	1,067	41	328
Proceeds from sales of assets		1,945	7,386
Proceeds from sale of discontinued operations, net of cash acquired by purchaser	1,238
Other, net	227	(170)	48
Net cash (used) provided by investing activities	(5,012)	(1,553)	5,169
Cash flows from financing activities
Net (repayments) borrowings under line of credit agreements	(7,117)	(9,903)	5,008
Proceeds from issuance of notes payable to related party		1,000
Payment of note payable to related party		(1,000)	(1,000)
Principal payments on long-term debt and capital lease obligations	(476)	(432)	(4,848)
Payment of debt issuance costs	(67)	(178)	(362)
Proceeds from issuance of common stock	764	63	79
Net cash used by financing activities	(6,896)	(10,450)	(1,123)
Effect of exchange rate changes on cash	(76)	414	166
Net change in cash and cash equivalents	(3,979)	2,234	(725)
Cash and cash equivalents at beginning of year	6,993	4,759	5,484
Cash and cash equivalents at end of year	$3,014	$6,993	$4,759
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,256	$1,481	$1,252
Income taxes paid (refunded), net	685	786	(4,220)
Supplemental schedule of noncash investing and financing activities:
Equipment purchased with capital leases	$1,405		$1,369

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands except per share amounts)

1.                 Basis of Presentation

Basis of presentation

Westaff, Inc. (the Parent), a Delaware corporation, and its domestic and foreign subsidiaries (together, the Company), provide staffing services in the United States, the United Kingdom, Australia and New Zealand. The consolidated financial statements include the accounts of the Parent and its domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

Translation of foreign currencies

The functional currency for each of the Company’s foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at exchange rates as of the date of the balance sheet and all revenue and expense accounts are translated using weighted average exchange rates for the periods presented. Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders’ equity. Aggregate transaction gains (losses) included in determining net income (loss) were $(37), $182 and $221 for fiscal years 2005, 2004 and 2003, respectively, and are included in selling and administrative expenses.

Discontinued operations

In June 2005, the Company sold its subsidiary operations in Norway and Denmark, and during fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary of the Company (see Note 3). As a result, the Company has classified these operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Statements of Operations and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows. Cash balances of the discontinued operations of $2,607 are included in assets of discontinued operations on the October 30, 2004 Consolidated Balance Sheet.

2.                 Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. Fiscal years 2005, 2004 and 2003 each include 52 weeks. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company’s financial statements include allowance for doubtful accounts, workers’ compensation liabilities and income taxes.

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at October 29, 2005 and October 30, 2004 because of the short maturity of these items. The fair value of the Company’s debt instruments approximates the carrying value as of October 29, 2005 and October 30, 2004 based on current rates available to the Company for debt with similar terms.

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

Revenue recognition

Revenue from the sale of services is recognized at the time the service is performed. The Company maintains an allowance for doubtful accounts on accounts receivable for projected estimated losses. The Company’s revenue is derived from company-owned operations and affiliate operations, which consist of franchise agent and license operations.

The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19 Recording Revenue Gross as a Principal versus Net as an Agent, for its presentation of revenue and costs of services. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of operations. Revenue and related costs of services generated by both company-owned offices and franchise agents are included as part of the Company’s consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.

The franchise agent acts as the Company’s agent and local business representative in a manner similar to a branch manager in company-owned locations. In the franchise arrangement, all advertising, signage, invoices and correspondence with the customer are in the Company’s name. The Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also the employer of all temporary employees in the franchise agents’ operations and, as such, is obligated for the temporary employee payroll and related payroll taxes regardless of customer acceptance of the temporary labor services.   These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales represented 28.1%, 29.0% and 27.0% of the Company’s total revenue for fiscal 2005, 2004 and 2003, respectively. Franchise agents’ share of gross profit represents the net distribution earned by the franchise agent for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company’s consolidated financial statements. The Company advances funds to licensees for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue. Advances to licensees are secured by a pledge of the licensee’s trade receivables, tangible and intangible assets and the license agreement. Advances due from licensees bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and its licensees, the advances are reduced as remittances are received related to licensees’ trade accounts receivable. Licensees have pledged trade receivables of $311 at October 29, 2005 and $255 at October 30, 2004 as collateral for such advances. Sales generated by license offices (and excluded from the Company’s revenue) were $2,158, $1,562 and $4,417 for fiscal 2005, 2004 and 2003, respectively. The Company currently has only one remaining licensee and is no longer offering license agreements to new prospects.

Although the Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training, the Company has not charged or collected such fees during the fiscal years ended 2005, 2004 and 2003, respectively, therefore there is no recorded fee income of this type included in the Consolidated Statements of Operations for those years.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on historical experience. A summary of changes in the reserve for fiscal years 2005, 2004 and 2003 is as follows:

Fiscal Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
October 29, 2005	$1,085	548	636	$997
October 30, 2004	$1,027	1,046	988	$1,085
November 1, 2003	$1,277	503	753	$1,027

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are generally one to seven years for computer hardware and software, and three to ten years for furniture, equipment and fixtures. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases, generally three to five years. The Company capitalizes internal and external costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are evaluated for impairment at a reporting unit level by applying a fair-value based test. The Company determined its reporting units as its operating segments under SFAS No. 131.

The first step in the impairment test compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment is performed to determine the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the respective carrying value.

During fiscal 2003, the Company performed tests for impairment under the transitional provisions of SFAS No. 142 and determined that an impairment of $670 existed in its Australia reporting unit. In accordance with SFAS No. 142, the impairment was classified as a cumulative effect of a change in accounting principle and is reflected as such in the Consolidated Statement of Operations for the fiscal year ended November 1, 2003.

The Company performed its annual impairment evaluations in the fourth quarters of fiscal 2005, 2004 and 2003. No additional impairments were identified.

The following table shows the change in goodwill during the fiscal year ended October 29, 2005:

	Domestic Business Services	Australia	Total
Balance at October 30, 2004	$10,792	$968	$11,760
Effect of foreign currency translation and other	5	5	10
Balance at October 29, 2005	$10,797	$973	$11,770

Long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s primary long-lived assets are property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in fiscal years 2005, 2004 or 2003.

Workers’ compensation

The Company self-insures the deductible amount related to workers’ compensation claims. The deductible amount was $500 per claim for policy year 2005, $750 per claim for policy year 2004 and $500 per claim for policy year 2003. The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims incurred and reported and claims incurred but not reported and adjusts the accruals based on the results of the valuations. As of October 29, 2005 and October 30, 2004, the workers’ compensation liabilities were $19,596 and $17,104, respectively, of which $14,200 at October 29, 2005 and $11,900 at October 30, 2004 are included in other long-term liabilities for obligations which are not expected to be paid in the following fiscal year.

The Company is contractually required to collateralize its recorded obligations under the workers’ compensation insurance contracts with Travelers Indemnity Company through cash, irrevocable letters of credit or surety bonds. As of October 29, 2005, the aggregate collateral requirements were satisfied through $33,122 of letters of credit and $1,667 cash held in deposit for policy year 2005.

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

Accounting for stock-based compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(APB 25), and follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Accordingly, compensation cost is not recognized for options granted at fair market value. The following table represents pro forma net income (loss) and pro forma earnings (loss) per share had compensation cost been determined using the fair value method:

	Fiscal year ended
	October 29, 2005	October 30, 2004	November 1, 2003
Net income (loss) as reported	$21,126	$3,473	$(5,128)
Stock compensation included in net income	10
Employee stock based compensation expense determined under fair value based method	(233)	(443)	(466)
Pro forma net income (loss)	$20,903	$3,030	$(5,594)
Earnings (loss) per share as reported
Basic	$1.30	$0.22	$(0.32)
Diluted	$1.29	$0.22	$(0.32)
Pro forma earnings (loss) per share
Basic	$1.28	$0.19	$(0.35)
Diluted	$1.27	$0.19	$(0.35)

Because stock options generally become exercisable over several years and additional grants are likely to be made in future years, the pro forma amounts for compensation cost may not be indicative of the effects on net income and earnings per share for future years. See Note 11 for information on the assumptions used in determining the fair value of option grants.

Reclassifications

Certain amounts in the fiscal 2004 and fiscal 2003 financials have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No 25 “Accounting for Stock Issued to Employees”. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. For public entities that do not file as small business issuers, the effective date of the statement is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

The Company will adopt SFAS 123(R) in its first quarter of fiscal 2006 utilizing the modified prospective method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule).  At October 29, 2005, the Company had approximately 306 unvested stock options and awards vesting through fiscal 2009. The Company is currently in the process of evaluating the impact of the adoption of SFAS 123 (R) on its consolidated results of operations or financial position.

3.                 Discontinued Operations

In June 2005, the Company sold its Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2,700. Additionally, as a part of the sale transactions, Westaff Norway repaid approximately $610 of intercompany debt to Westaff USA. Of the total proceeds, approximately $220 is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1,163.

As required by the terms of the Company’s Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company’s revolving credit facility. In accordance with EITF 87-24, the Company has allocated interest expense to the discontinued operations of $92, $111 and $118 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

During fiscal 1999 the Company discontinued its medical business (Western Medical) principally through a sale to Intrepid U.S.A. Under the terms of the sale, the Company retained the majority of accounts receivable, including trade and Medicare accounts receivable balances.

Prior to fiscal 2003, the Company appealed Western Medical’s 1996 Medicare cost report settlement. During the first quarter of fiscal 2003, as a result of the favorable appeal settlement, the Company recognized $316 of income from discontinued operations. During the third quarter of 2004, the Company resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims and, as a result recorded $150 of income from the medical discontinued operations.

Summarized financial data on discontinued operations is as follows:

	Fiscal Year Ended
	October 29, 2005	October 30, 2004	Nobember 1, 2003
Revenue	$7,808	$12,151	$12,639
Costs and expenses	7,942	11,835	12,313
Income (loss) from discontinued operations	$(134)	$316	$326

	October 29, 2005	October 30, 2004
Cash and cash equivalents		$2,607
Trade accounts receivable, net		1,605
Prepaid expenses		258
Property and equipment, net		84
Other assets		296
Assets of discontinued operations		$4,850
Accounts payable		$169
Accrued expenses	$75	2,180
Other liabilities		179
Liabilities of discontinued operations	$75	$2,528

4.                 Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Fiscal Year Ended
	October 29, 2005	October 30, 2004	November 1, 2003
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$20,097	$3,157	$(4,784)
Denominator for basic earnings per share— weighted average shares	16,271	16,033	15,996
Effect of dilutive securities— Stock options and awards	149	48	—
Denominator for diluted earnings per share— adjusted weighted average shares and assumed conversions	16,420	16,081	15,996
Earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle
Basic	$1.24	$0.20	$(0.30)
Diluted	$1.23	$0.20	$(0.30)
Antidilutive weighted shares excluded from diluted earnings per share	85	416	1,061

5.                 Transactions with Related Parties

In 2002, the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2,000 with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on October 29, 2005 was 13.75%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Interest paid on this note during fiscal 2005, fiscal 2004 and fiscal 2003 was $246, $222 and $230, respectively.

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

6.                 Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 29,	October 30,
	2005	2004
Computer hardware and software	$30,003	$24,542
Computer equiment under capital lease	2,774	1,369
Equipment, furniture and fixtures	19,447	17,513
	52,224	43,424
Less accumulated depreciation and amortization	(37,040)	(33,324)
	$15,184	$10,100

Included in computer hardware and software is construction in process for information management systems of $5,734 at October 29, 2005 and $2,115 at October 30, 2004.

Depreciation expense from continuing operations was $4,162, $4,380 and $5,363 for fiscal years 2005, 2004 and 2003, respectively. Amortization of capital leased equipment included in depreciation expense was $456 for fiscal 2005, $466 for fiscal 2004 and $365 for fiscal 2003.

In February 2004, the Company completed the sale of an unoccupied corporate headquarters’ building for proceeds of $1,938. The $725 gain on the sale of the land and the building is included in selling and administration expenses for the fiscal year ended October 30, 2004.

7.                 Borrowings Under Revolving Credit Facilities and Loans Payable

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

The US Revolving Loan Commitment provides for an aggregate $50,000 commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $40,000. Interest on borrowings under the commitment is based either on an index rate equal to the higher of the Federal Funds Rate plus 0.50% or the bank prime loan rate, each plus applicable margins of up to 0.50%, or on LIBOR plus margins ranging from 2.25% to 2.75%. Borrowings outstanding under the US Revolving Loan Commitment at October 29, 2005 were $2,883 at a weighted average interest rate of 6.78% and at October 30, 2004 were $10,974 at a weighted average interest rate of 4.62%.

The UK Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. Interest on outstanding borrowings is based on the British prime rate plus margins of up to 0.50%. Borrowings outstanding under the UK Revolving Loan Commitment were US$12 at October 29, 2005 with an interest rate of 4.75% and US$1,408 at October 30, 2004 with an interest rate of 4.25%.

The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of

A$500. Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%. At October 29, 2005, borrowings of US$5,673 were outstanding under the A$ Facility Agreement at an interest rate of 8.69% and at October 30, 2004, borrowings outstanding were of US$3,352 at an interest rate of  5.47%.

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

Effective August 19, 2005, the Company and its lenders executed a seventh amendment to the Multicurrency Credit Agreement which allowed an add-back of approximately $1,000 to the EBITDA covenant for separation and restructuring charges incurred during fiscal 2005. The amendment also allowed the gain from the sale of the Company’s Norway and Denmark operations of $1,163 to be included in determining compliance with the EBITDA and fixed charge covenants. Additionally, the amendment increased the maximum capital expenditures allowed for fiscal 2005 from $6,000 to $8,500 and also increased the letter of credit sublimit from $35,000 to $40,000.

At October 29, 2005 the Company had $21,111 available under the credit facilities,  $34,999 in letters of credit outstanding and was in compliance with all covenants under the credit agreement.

8.                 Accrued Expenses

Accrued expenses consist of the following:

	October 29,	October 30,
	2005	2004
Accrued payroll and payroll taxes	$15,989	$16,221
Accrued insurance/workers’ compensation	10,474	9,392
Arbitration award and related fees		780
Taxes other than income taxes	3,184	3,446
Checks outstanding in excess of book cash balances	6,508	5,123
Other	6,454	8,027
	$42,609	$42,989

9.                 Income Taxes

During the fourth quarter of fiscal 2005, the Company reversed $16,681 of its domestic deferred tax asset valuation allowance, as it was determined that it is more likely than not that the deferred tax asset will be realized.

The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal year ended
	October 29,	October 30,	November 1,
	2005	2004	2003
Current:
Federal	$514	$(350)	$(211)
State and local	330	175	52
Foreign	509	414	520
	1,353	239	361
Deferred:
Federal	(13,497)
State and local	(2,870)
Foreign	(394)
	(16,761)	—	—
Total provision (benefit) for income taxes from continuing operations:	$(15,408)	$239	$361

A reconciliation of income taxes provided at the statutory federal rate (35%) and income taxes reported in the Consolidated Statements of Operations is as follows:

	Fiscal year ended
	October 29, 2005	October 30, 2004	November 1, 2003
Income tax provision (benefit) computed at federal statutory rate	$1,641	$1,247	$(1,545)
State taxes	286	175	52
Permanent differences	304	1,868	(102)
Tax credits	(1,046)	(2,706)
Valuation allowances (net of state tax effect of $1,043 for 2005)	(16,681)	(122)	1,994
Other	88	(223)	(38)
Income tax provision (benefit)	$(15,408)	$239	$361

The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

	October 29,	October 30,
	2005	2004
Workers’ compensation	$9,336	$8,133
Accruals relating to discontinued operations	23	86
Other liabilities and accruals	135	1,049
Federal, state and foreign net operating loss carryforwards	882	2,552
Depreciation and amortization	2,777	3,027
Sales of property	1,653	1,566
Tax credits	2,242	2,556
Gross deferred tax assets	17,048	18,969
Valuation allowance		(18,683)
Net deferred tax asset	$17,048	$286

The domestic and foreign components of income (loss) from continuing operations before income taxes are as follows:

	Fiscal year ended
	October 29, 2005	October 30, 2004	November 1, 2003
Domestic	$2,535	$777	$(4,923)
Foreign	2,154	2,619	500
Income (loss) from continuing operations before income taxes and cumulative change in accounting principle	$4,689	$3,396	$(4,423)

At October 29, 2005, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3,040. Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

The Company’s deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $9 expiring during fiscal 2007, $34 expiring during fiscal 2008, $291 expiring through fiscal 2024 and $548 with no expiration dates. The Company’s deferred tax assets resulting from foreign tax credit carryforwards in the amount of $49 expire in 2015. The Company’s deferred tax assets resulting from Work Opportunity Tax Credit carryforwards in the amount of $2,193 expire through 2025.

10.          Savings Plans

The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible domestic employees. Under both the deferred and 401(k) savings plans for fiscal year 2005 and fiscal year 2004, employees can elect to contribute up to 60% of their eligible annual compensation subject to statutory limits. The Company currently is not providing employer matching contributions.

11.          Stockholders’ Equity

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

Employee stock purchase plan

Under the Company’s 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company’s common stock. As of October 29, 2005, shares issued under the plan totaled 623.

Stock option plan

The 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company’s common stock at the date of grant. Nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in thirty-six equal monthly installments. No option may have a term in excess of 10 years. At October 29, 2005 there were 2,424 shares reserved for issuance under the plan. The maximum number of shares with respect to which stock options, stock appreciation rights and direct stock issuances may be granted to an individual in any calendar year are 1,000 shares. No stock appreciation rights have been granted under the plan.

In April 2005, the Company granted 20 restricted shares of its common stock to its President and Chief Executive Officer under the 1996 Stock Option/Stock Issuance Plan. 5 shares will vest at the end of each of the Company’s fiscal years 2006 and 2007 provided certain performance criteria are met, with the remainder vesting in fiscal 2008. In the absence of meeting the performance criteria, all 20 shares will vest in fiscal 2008.

The following table summarizes the stock option transactions under the Company’s plan. The fair value of each option included in the table is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in fiscal 2005, 2004 and 2003, respectively: zero dividend yield, expected volatility of 140%, 145% and 154%, expected lives of 6 years; and risk-free interest rates of 4.2%, 3.9% and 3.2%.

	October 29, 2005		October 30, 2004		November 1, 2003
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Options outstanding, beginning of year	1,035	$3.07	1,080	$3.09	$1,419	$3.10
Granted at market value	219	3.33	44	2.53	52	2.16
Exercised	(281)	2.40
Cancelled	(333)	2.61	(89)	3.14	(391)	2.97
Options outstanding, end of year	640	$3.69	1,035	$3.07	1,080	$3.09
Options exercisable, end of year	354	$4.02	562	$3.47	482	$3.64
Options available for grant, end of year	1,482		1,389		1,344
Total options authorized	2,424		2,424		2,424
Weighted average fair value of options granted during the year:		$3.08		$2.36		$2.04

The following table summarizes information about stock options outstanding at October 29, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
$1.63- 2.78	82	7.06	$2.44	65	$2.35
$2.79- 4.00	491	7.80	3.23	232	3.24
$4.01- 6.33	22	5.33	5.88	12	6.22
$6.34- 9.58	42	1.20	9.45	42	9.45
$9.59-16.17	3	2.41	16.17	3	16.17
$1.63-16.17	640	7.16	$3.69	354	$4.02

12.          Leases

The Company leases real and personal property under operating leases with terms generally ranging from one to five years. Some of these leases have renewal options and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense from continuing operations, including month-to-month rentals, amounted to $6,138 in fiscal 2005, $6,054 in fiscal 2004, and $6,353 in fiscal 2003. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company’s results of operations for any periods presented.

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

Future minimum lease payments for all non-cancelable operating leases at October 29, 2005 are as follows:

2006	$4,002
2007	2,993
2008	2,141
2009	1,700
2010	535
Thereafter	269
Total minimum lease payments	$11,640

The following is a summary of future minimum payments under capitalized leases, primarily for information technology equipment, at October 29,2005:

October 29,
2005
Minimum lease payments:
Fiscal 2006	$440
Fiscal 2007	551
Fiscal 2008	508
Fiscal 2009	468
Fiscal 2010	6
Total minimum lease payments	1,973
Less amount representing interest	(456)
Present value of net minimum lease payments	1,517
Less current portion of capital lease obligation	(343)
Long-term capital lease obligation	$1,174

13.          Operating Segments

The Company has four reportable segments:  Domestic Business Services, United Kingdom, Australia and New Zealand. Domestic Business Services provides a variety of temporary staffing and permanent placement services, primarily in clerical and light industrial positions, through a network of company-owned and franchise agent offices. The segment consists of nine geographically diverse company regions under the direction of regional managers and one combined franchise region, each identified as an operating segment. Revenue from Domestic Business Services is derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” for reporting purposes. The international operating segments comprise company-owned offices, primarily providing clerical and light industrial temporary staffing and permanent placement services. The Company employs a managing director who oversees operations in the United Kingdom and a managing director who oversees operations in Australia and New Zealand. Revenue is attributed to each country based on the location of the respective country’s principal offices. Summarized financial data for the Norway and Denmark discontinued operations is included in Note 3.

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

The following summarizes reporting segment data for fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended October 29, 2005
	Domestic Business Svcs	United Kingdom	Australia	New Zealand	Adjustments(1)	Consolidated
Revenue	$470,971	$42,582	$92,026	$7,282		$612,861
Operating income from continuing operations	$3,395	$1,133	$1,040	$560		$6,128
Depreciation and amortization	$3,421	$341	$356	$44		$4,162
Purchases of fixed assets	$7,254	$134	$633	$11	$12	$8,044
Total long-lived assets	$24,291	$601	$1,987	$75		$26,954
Total assets	$115,161	$8,736	$18,126	$1,358	$(4,599)	$138,782

	Fiscal Year Ended October 30, 2004
	Domestic Business Svcs	United Kingdom	Australia	New Zealand	Adjustments(1)	Consolidated
Revenue	$470,414	$45,088	$67,708	$6,651		$589,861
Operating income from continuing operations	$2,317	$2,172	$722	$198		$5,409
Depreciation and amortization	$3,561	$361	$394	$64		$4,380
Purchases of fixed assets	$2,827	$374	$128	$11	$29	$3,369
Total long-lived assets	$19,184	$868	$1,710	$98		$21,860
Total assets	$94,031	$10,433	$13,604	$1,613	$2,727	$122,408

	Fiscal Year Ended October 30, 2003
	Domestic Business Svcs	United Kingdom	Australia	New Zealand	Adjustments(1)	Consolidated
Revenue	$428,174	$33,409	$52,340	$4,815		$518,738
Operating income (loss) from continuing operations	$(3,818)	$1,316	$(156)	$(251)		$(2,909)
Depreciation and amortization	$4,594	$290	$399	$80		$5,363
Purchases of fixed assets	$1,816	$369	$284	$65	$59	$2,593

(1)          Adjustments reflect assets related to discontinued operations and elimination of domestic investments in international subsidiaries.

14.          Commitments and Contingencies

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

On March 9, 2000, Synergy Staffing, Inc. (“claimant”) filed a complaint against the Company alleging, among other things, that the Company fraudulently induced the claimant to sell the assets of The Personnel Connection, Inc. On January 9, 2002, an arbitration panel rendered an interim award in favor of the claimant for compensatory damages of $2,224 plus interest, as well as reasonable attorneys’ fees and other costs incurred in the proceeding. During the fourth quarter of fiscal 2001, the Company recorded an accrued liability and related pretax charge of $3,600 for the estimated costs of the award. On February 11, 2002, the arbitration panel issued an Order Modifying Interim Award, crediting the Company for $800 previously paid under a price protection clause in the asset purchase agreement and thereby reducing the principal amount of the award to $1,424. As a result of the interim award, the Company determined that $693 of the initial estimated liabilities were no longer required, and recorded the reduction in its fourth fiscal quarter of 2002. The claimant asked the Superior Court to correct and confirm the interim award. On September 25, 2002, the Court denied the claimant’s motion. The claimant then filed an appeal of the denial with the appellate court.  On October 21, 2003 the appellate court reversed the Superior Court’s denial of the claimant’s motion. The Company filed a petition for rehearing, which was denied. In December 2003, the claimants agreed to a settlement of $930. Accordingly, the Company recorded a $950 charge to earnings in fiscal 2003 for the cost of the settlement plus related attorneys’ fees.

In September 2005, Westaff’s Australian subsidiary, together with several other entities, was named in a claim for contributions asserted by ADI Ltd. The litigation originated in May 1998, when a fire occurred at sea on board an Australian Navy ship. The fire resulted in the death of four crewmen, and extensive damage to the ship. An investigation determined that the fire was caused by the failure of fuel hoses installed by ADI in the ship’s engine room. The Commonwealth of Australia filed a claim against ADI which is estimated to have a value of approximately A$31,000. The investigation further found that mistakes were made in the installation process, including those of a technical supervisor placed by Westaff with ADI. ADI alleges that if it is liable to the Commonwealth, then Westaff is vicariously liable for the supervisor’s negligence. A defense to the claim has been filed on behalf of Westaff. Trial is scheduled for September 2006. At this stage of the litigation, it is premature to gauge the extent of potential liability of ADI and the other defendants, including Westaff, or the extent of insurance coverage that Westaff may have in the event of an unfavorable outcome.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (EDD) that its California unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. This rate increase was based on the EDD finding that

Westaff’s wholly-owned domestic operating subsidiaries would be considered as a single reporting entity for California unemployment tax reporting purposes. The Company believes it has properly calculated its unemployment insurance tax and is in compliance with applicable laws and regulations. The Company has timely appealed the assessment and the rate increase and is working with its outside counsel to resolve this matter. The Company accrued a portion of the increased tax during the fourth quarter of fiscal 2005. However, the Company believes that it has strong defenses and legal arguments with respect to approximately $900 of the assessment and, accordingly, has not accrued for that portion of the assessment as of October 29, 2005.

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

15.          Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the fiscal years ended October 29, 2005 and October 30, 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal year ended October 29, 2005
Revenue	$135,305	$135,521	$141,053	$200,982
Gross profit	$22,857	$23,153	$24,628	$35,171
Income (loss) from continuing operations	$568	$(328)	$1,079	$18,778
Income from discontinued operations	(62)	(43)	(29)
Gain on sale of discontinued operations, net of income taxes			1,163
Net income (loss)	$506	$(371)	$2,213	$18,778
Earnings (loss) per share
Income (loss) from continuing operations
Basic	$0.04	$(0.02)	$0.07	$1.15
Diluted	$0.03	$(0.02)	$0.07	$1.14
Discontinued operations—basic and diluted	$ *	$ *	$0.07	$—
Net income (loss)
Basic	$0.03	$(0.02)	$0.14	$1.15
Diluted	$0.03	$(0.02)	$0.14	$1.14
Fiscal year ended October 30, 2004
Revenue	$120,122	$128,811	$139,345	$201,583
Gross profit	$20,112	$21,504	$23,931	$33,650
Income (loss) from continuing operations	$(808)	$256	$1,520	$2,188
Income (loss) from discontinued operations	(98)	(88)	235	267
Net income (loss)	$(906)	$168	$1,755	$2,455
Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.05)	$0.02	$0.09	$0.13
Discontinued operations	$(0.01)	$(0.01)	$0.20	$0.02
Net income (loss)	$(0.06)	$0.01	$0.29	$0.15

*                    Less than $(0.01)

(1)          Net income for the fourth quarter of fiscal 2005 includes the reversal of $16,681, or $1.01 per diluted share, of domestic deferred tax valuation allowances. The results for the fourth quarter of fiscal 2004 include a $1,655 charge for increased workers’ compensation costs due primarily to adverse loss development of historical claims and a $1,058 charge related to an adverse arbitration award (Note 14).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ PATRICIA M. NEWMAN
Patricia M. Newman
President and Chief Executive Officer
Date: January 27, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Patricia M. Newman and Dirk A. Sodestrom the lawful attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. ROBERT STOVER	Chairman of the Board	January 27, 2006
W. Robert Stover
/s/ PATRICIA M. NEWMAN	President and Chief Executive Officer and Director	January 27, 2006
Patricia M. Newman	(Principal Executive Officer)
/s/ DIRK A. SODESTROM	Senior Vice President and Chief Financial Officer	January 27, 2006
Dirk A. Sodestrom	(Principal Financial Officer)
/s/ JACK D. SAMUELSON	Director	January 27, 2006
Jack D. Samuelson
/s/ RONALD D. STEVENS	Director	January 27, 2006
Ronald D. Stevens
/s/ JANET M. BRADY	Director	January 27, 2006
Janet M. Brady

*By:	/s/	DIRK A. SODESTROM
Dirk A. Sodestrom
Attorney-in-Fact

IV-1