Form 10-K/A
period 2005-10-29
WESTAFF INC
filed 2006-02-24
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 29, 2005

Commission File Number 000-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-1266151
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of January 26, 2006, the Registrant had outstanding 16,377,958 shares of Common Stock.

EXPLANATORY NOTE

Westaff, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended October 29, 2005, that was originally filed on January 27, 2006 (the “Original 10-K”), to add in information required in Part III of the Company’s Annual Report on the Original 10-K. There are no changes to the amounts on the financial statements as originally filed. There are also no changes to the disclosures in the Original 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III of the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

Ronald D. Stevens, age 62, Class I director, was appointed as a director of the Company effective February 24, 2002. He began his business career in 1967 with Arthur Andersen & Co. and became an audit partner in that organization in 1977. He left Arthur Andersen & Co. at the end of 1990 and joined in opening Productivity Consulting Group, Inc. In April 2002, he retired from Robertson-Ceco Corporation where he had been its Executive Vice President and Chief Financial Officer since October 1996. He is a certified public accountant on inactive status.

Jack D. Samuelson, age 81, Class I director, has been a director of the Company since March 1995. Mr. Samuelson co-founded Samuelson Brothers in 1957 to engage in general construction and commercial real estate development. Mr. Samuelson has been its President and Chairman of the Board of Directors from incorporation to the present. Samuelson Brothers sold its construction business in 1979 and since then has continued to develop industrial and commercial real estate. It is now known as Samuelson Partners. Mr. Samuelson is also a director of Nationwide Health Properties, Inc., a New York Stock Exchange-listed real estate investment trust focused on healthcare-related properties.

Patricia M. Newman, age 54, Class II director, was appointed as our President and Chief Executive Officer effective March 16, 2005. Ms. Newman is a 25 year veteran of the staffing industry and was appointed as Chief Operating Officer of the Company on November 1, 2004. Prior to that, she had been the Company’s U.K. Managing Director since December 1998. In November 2002, she took on the added responsibility of overseeing the Company’s Denmark and Norway Operations. Ms. Newman will continue to serve on the board of Westaff U.K. Limited.

W. Robert Stover, age 84, Class III director, founded the Company in 1948 and has been continuously involved in the management of the Company since that time. Since our incorporation in 1954, Mr. Stover has held the position of Chairman of the Board of Directors. From 1954 to 1985, Mr. Stover served as President, and from 1985 to the end of calendar year 1998, as Chief Executive Officer. He stepped down as Chief Executive Officer effective January 1, 1999, and continued to serve as Chairman of the Board of Directors until May 3, 2000, when he also assumed the position of interim President and Chief Executive Officer following the termination of a management-led buyout transaction. Mr. Stover’s interim service as President and Chief Executive Officer ended upon the hiring of a successor in that office effective May 1, 2001. He continues to serve as Chairman of the Board of Directors.

Janet M. Brady, age 52, Class III director, was appointed as a director of the Company effective September 19, 2002. She was employed by The Clorox Company for almost twenty-seven years having started as Brand Assistant in 1976. After a series of promotions, including as Vice President-Corporate Marketing Services of that company, she was named Vice President-Human Resources in 1993 where she served until her retirement in January 2003. She was a former director of American Protective Services, Inc., a privately held guard service company. She is a director on the Advisory Board of I.P.S.A., a privately held investigative and protective services company.

EXECUTIVE OFFICERS

Patricia M. Newman, age 54, was appointed as President and Chief Executive Officer of the Company effective March 16, 2005. Prior to that, Ms. Newman held the position of Chief Operating Officer of the Company from November 1, 2004, until the appointment as President and Chief Executive Officer. She joined the Company as United Kingdom Managing Director in December 1998. (In November 2002, she took on the added responsibility of overseeing the Company’s Denmark and Norway operations.) Prior to joining the Company, Ms. Newman was employed by Kelly Services in the UK from 1989 to 1998, most recently as Commercial Operations Director. From 1979 to 1989 she was employed by Manpower in the UK.

Dirk A. Sodestrom, age 48, joined the Company as Controller in February 1991. In December 1992, he was elected to the additional position of Vice President. In June 1998, Mr. Sodestrom was named a Senior Vice President of the Company. Effective January 1, 2001, Mr. Sodestrom was appointed as Chief Financial Officer. Mr. Sodestrom was employed from 1980 to 1991 by Price Waterhouse LLP, most recently as a Senior Audit Manager. He is a certified public accountant on inactive status.

Stephen J. Russo, age 49, joined the Company as Western Zone Manager in July 2004. On July 25, 2005, he was elected to the position of Senior Vice President, Field Operations and is the Company’s principal operating officer. Prior to that, Mr. Russo was a partner at ECP Group in Walnut Creek, California, an organizational and individual development consulting partnership from October 2001 to June 2004. Prior to ECP Group, Mr. Russo was Senior Vice President, Chief Administrative Officer and Chief Operating Officer at Gary D. Nelson Associates from August 1998 to June 2001.

Christa C. Leonard, age 48, was hired as Vice President and Treasurer of the Company in November 2000. Ms. Leonard was previously employed by USI Insurance Services Corp. as Vice President, Treasury and Tax, from 1996 to 2000. She has approximately nine years’ prior work experience in the public accounting field, most recently from 1995 to 1996 with Roberts Schultz & Co., and also with Wallace Meyer & Co. from 1992 to 1994, and KPMG Peat Marwick & Co. from 1987 to 1992. She is a certified public accountant on inactive status.

Richard M. Sugerman, age 53, was hired as Vice President and Controller of the Company effective February 22, 2005. Mr. Sugerman was previously employed by DSW & Associates, Inc. as Corporate Controller and Secretary, from September 2002 to February 2005. From January 2001 to September 2002, Mr. Sugerman was Corporate Controller and Secretary of Loquendo, Inc. Prior to that he was Vice President of Finance and Administration at Stellarnet, Inc. from March 2000 to December 2000, and Executive Vice President, Finance Director at Snyder Healthcare Communications Worldwide from December 1998 to March 2000. Mr. Sugerman is a certified public accountant on inactive status.

David P. Wilson, age 43, was hired in December 1997, as Field Automation Manager, focusing on the field automation process. In June 1998, he was assigned the additional task of managing the customer service and help desk functions of the Company’s Information Services Department. Mr. Wilson was promoted to Vice President, Information Services in January 2001. He has approximately 20 years’ work experience in information services, most recently with Triad Systems Corporation as Manager, Financial and Marketing Systems, from 1991 to 1997, and Franklin Covey, Application Design Specialist from 1985 to 1991.

There are no family relationships among our executive officers or directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on the Company’s review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal 2005.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by: (i) the Company’s Chief Executive Officer or the individual acting in a similar capacity during fiscal 2005 and (ii) the four other highest-paid executive officers of the Company who were serving at the end of fiscal 2005. The individuals included in the table collectively will be referred to as the “Named Officers.”

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
			Annual Compensation			Securities Underlying	Restricted Stock	All Other Compensation
Name and Principal Position	Year		Salary($)	Bonus($)		Options(#)(1)	Award(s)($)	($)(2)(3)(4)
Patricia M. Newman	2005		446,798	90,000	(5)	200,000	64,400 (6)	86,927	(7)
President and Chief	2004	(8)	—	—		—		21,648
Executive Officer	2003	(9)	—	—		—		17,740
Dwight S. Pedersen(10)	2005		135,000	—		—		400,082	(11)
President and Chief	2004		340,824	—		—		226
Executive Officer	2003		372,824	—		—		2,714
Dirk A. Sodestrom	2005		253,577	—		—		215
Senior Vice President	2004		215,757	—		—		226
and Chief Financial	2003		229,603	—		—		587
Officer
Stephen J. Russo(12)	2005		190,797	31,201	(13)	—		152
Senior Vice President,	2004		53,342	—		25,000		40
Field Operations	2003		—	—		—		—
David P. Wilson	2005		157,094	—		—		182
Vice President,	2004		143,519	—		—		214
Information Services	2003		147,336	—		—		245
Christa C. Leonard	2005		156,028	—		—		152
Vice President and	2004		141,508	—		—		210
Treasurer	2003		140,095	1,000	(14)	—		235

(1)          Long-term compensation has not been included in the table because such information is not applicable.

(2)          All other compensation for executive officers other than Ms. Newman for fiscal 2004 includes employer’s portion of basic life insurance premium (per month) in the amount of $19 for Messrs. Pedersen and Sodestrom, $10 for Mr. Russo, and $18 for Ms. Leonard and Mr. Wilson. Employer’s portion was 12 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000. All other compensation for Ms. Newman for fiscal 2004 includes employer contributions for her retirement plan.

(3)          All other compensation for executive officers other than Ms. Newman for fiscal 2003 includes employer’s matching contributions under the Westaff Deferred Savings Plan (“Deferred Plan”) for fiscal 2003, the sixth year in which contributions were made. The matching contributions for fiscal 2003 were 10% of the first 10% of the participant’s contribution to the Deferred Plan, and were equal to zero for Mr. Wilson, zero for Ms. Leonard, $2,461 for Mr. Pedersen and $355 for Mr. Sodestrom. Also includes employer’s portion of basic life insurance premium (per month) in the amount of $21 for Messrs. Pedersen and Sodestrom and, $20 for Mr. Wilson and Ms. Leonard. Employer’s portion was 14 cents per $1,000 of coverage and allowed coverage was one times base salary up to a maximum of $150,000. All other compensation for Ms. Newman for fiscal 2008 includes employer contributions for her retirement plan.

(4)          All other compensation for fiscal 2005 includes employer’s portion of basic life insurance premium (per month) in the amount of $20 for Mr. Pedersen, $18 for Mr. Sodestrom, $17 for Ms. Newman, $20 for Mr. Russo and Ms. Leonard and $15 for Mr. Wilson. Employer’s portion was 14 cents per $1,000 of coverage and allowed coverage was one times base salary to a maximum of $150,000.

(5)          Bonus for fiscal 2005 based on a guaranteed minimum payment of $90,000 pursuant to her Employment Agreement.

(6)          2005 Long-Term Compensation includes 20,000 shares of restricted Common Stock with a fair market value of $93,000 at October 29, 2005. Subject to Ms. Newman’s meeting certain performance criteria, 5,000 shares will vest on October 28, 2006 and 5,000 shares will vest on November 3, 2007. Of the remaining 10,000 shares, 5,000 will vest on April 7, 2008 and 5,000 will vest on November 1, 2008. If performance criteria is not met on either of the 2006 or 2007 vesting tranches, such shares will vest on November 1, 2008.

(7)          Includes $19,909 for a cash allowance to be used by Ms. Newman in her discretion for a car allowance, health club membership, or other needs. Also, includes $32,730 for temporary housing, $17,679 for furniture rental, $8,366 for a car rental and a de minimus amount for traveling expenses incurred by Ms. Newman’s husband.

(8)          British pounds sterling are translated into U.S. dollars at an average exchange rate of 1.8040 for fiscal 2004.

(9)          British pounds sterling are translated into U.S. dollars at an average exchange rate of 1.6110 for fiscal 2003.

(10)   Mr. Pedersen’s resignation was accepted by the Board of Directors and made effective on March 16, 2005.

(11)   Includes Mr. Pedersen’s cash severance payment of $400,000. In addition, pursuant to Mr. Pedersen’s severance agreement, we provided him with continued COBRA payments for one year after the severance date.

(12)   Mr. Rosso was elected to the position of Senior Vice President, Field Operations on July 25, 2005.

(13)   Bonus for fiscal 2005 was based on the incentive plan for zone managers.

(14)   Ms. Leonard received a one time bonus in January 2003 for a special project.

Option Grants in Last Fiscal Year

There were two stock option grants made during fiscal 2005 under the Company’s 1996 Stock Option/Stock Issuance Plan to the Named Officers. The table below sets forth information with respect to such option grants.

Individual
Grants(1)
Percent Of
		Total			Potential Realizable
	Number Of	Options/SAs			Value At Assumed
	Securities	Granted To			Annual Rates Of Stock
	Underlying	Employees In	Exercise Price		Price Appreciation For
	Options/SARs	Fiscal Year	Or Base Price	Expiration	Option Term
Name	Granted(#)	2005(%)	($/Sh)	Date	5%($)	10%($)
Patricia M. Newman	155,275	76%	3.22	04/07/15	314,438	796,848
	44,725	22%	3.22	04/07/15	90,570	229,522

(1)          Options granted under the Company’s 1996 Stock Option/Stock Issuance Plan have a maximum ten-year term measured from the date of grant. Options vest ratably from April 2006 through April 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

One Named Officer who was acting as Chief Executive Officer exercised options during fiscal 2005. No other Named Officer exercised an option during fiscal 2005. The table below sets forth information with respect to the exercised and unexercised options held by the Named Officers as of October 29, 2005.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End(#)		Value of Unexercised In-the-Money Options At Fiscal Year End($)(1)
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dwight S. Pedersen	253,000	565,090	—	—	—	—
Patricia M. Newman	—	—	24,791	205,209	32,937	293,814
Dirk A. Sodestrom	—	—	85,333	10,417	72,875	15,626
Stephen J. Russo	—	—	7,812	17,188	14,608	32,142
David P. Wilson	—	—	19,500	2,500	35,125	3,750
Christa C. Leonard	—	—	21,875	3,125	48,013	4,688

(1)          Calculated by determining the difference between the fair market value of the securities underlying the in-the-money options at October 28, 2005 (based on the closing price of $4.65 for the Company’s Common Stock on NASDAQ for October 28, 2005, the last trading day immediately preceding the end of fiscal 2005) and the exercise price of the options.

Director Compensation

Non-employee members of the Board of Directors each received an annual fee of $15,000 for service on the Board of Directors in fiscal 2005. They received an additional fee of $1,000 for each meeting attended in person. In the event a Board meeting and a committee meeting was held on the same day, the total meeting fee was not more than $1,000 per day. They also received a fee of $500 for each telephonic meeting attended, if called by the Chairman of the Board of Directors or an employee member of the Board of Directors. The Chairman of the Compensation Committee and the Chairman of the Audit Committee received an additional fee of $1,500 per quarter.

Non-employee members of the Board of Directors also were reimbursed for their reasonable expenses incurred in connection with attending Board of Directors meetings.

We anticipate no increase in our directors’ compensation during fiscal 2006. No additional compensation was paid to any of the directors during fiscal 2005 for their committee service.

In addition, non-employee Board of Directors members are eligible to receive periodic option grants under the Automatic Option Grant Program in effect under our 1996 Stock Option/Stock Issuance Plan (the “Stock Option Plan”). Under the Automatic Option Grant Program, each individual who subsequently joins the Board of Directors as a non-employee director will receive at that time an option grant, provided such individual has not previously been in our employ. In addition, at each annual stockholders’ meeting each individual who continues to serve as a non-employee Board of Directors member presently is entitled to an option grant for 3,000 shares with an exercise price equal to the fair market value of the option shares on the grant date, provided such individual has served as a Board of Directors member for at least six months.

Each automatic option grant will have a maximum term of ten years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board of Directors service. The option will become exercisable for all the option shares upon the optionee’s completion of one year of Board of Directors service measured from the grant date. However, the option will become immediately exercisable for all the option shares should the optionee cease Board of Directors service by reason of death or disability or should the Company be acquired by merger or asset sale or change of control during the period of the optionee’s service on the Board of Directors. The Stock Option Plan will expire in 2006 in accordance with its terms. The Company is currently considering a new plan, which will be subject to stockholder approval.

Pursuant to the terms of the Automatic Option Grant Program, Messrs. Samuelson and Stevens, and Ms. Brady each received an option grant to purchase 3,000 shares of Common Stock during fiscal 2005.

Employment Contracts, Termination of Employment Arrangements and Change in Control Agreements

The Company entered into an employment agreement with W. Robert Stover effective January 1, 1999. The agreement contains a compensation package for Mr. Stover in his continuing role as Chairman of the Board of Directors, including a salary of $75,000. His compensation package includes payment of his executive assistant’s annual salary, continued participation by Mr. Stover and his executive assistant in present and future employee benefit plans including group health, life, supplemental life, long-term disability, accidental death and dismemberment insurance, a 401(k) savings plan and a deferred savings plan, and reimbursement for reasonable travel and other business expenses. Mr. Stover and his assistant also utilize offices at the Company’s corporate headquarters at no cost to him. Mr. Stover is not eligible for a bonus or other incentive compensation under the agreement or otherwise and he is not entitled to vacation pay. Except with respect to Mr. Stover’s salary, the agreement is of indefinite duration and will continue until he chooses to retire or until his death; however, the contractual obligations relating to compensation of his executive assistant will terminate upon reassignment of the current assistant to other duties or upon termination of Mr. Stover’s employment, subject to negotiation of a different arrangement at the discretion of the Compensation Committee of the Board of Directors.

On April 7, 2005, the Company, Westaff Support, Inc. and Patricia M. Newman executed an employment agreement effective as of March 16, 2005, the date on which Ms. Newman was appointed President and Chief Executive Officer of the Company (the “Employment Agreement”). Pursuant to the terms of the Employment Agreement, Ms. Newman will receive an annual base salary of $450,000. In addition to her base salary, Ms. Newman is eligible for an Incentive Bonus Compensation targeted at 40% of her base salary in an amount to be determined at the sole discretion of the Compensation Committee of the Board. The Employment Agreement establishes a maximum bonus level of sixty percent (60%) of her Base Salary each fiscal year with no minimum bonus level. Ms. Newman’s Incentive Bonus Compensation is based on her satisfaction of objective factors and performance criteria established by the Compensation Committee. She received a bonus for fiscal 2005 based on a guaranteed minimum payment of $90,000 pursuant to her employment agreement. This is a one-time event.

Upon Ms. Newman’s execution of her employment agreement, Ms. Newman was also granted 20,000 shares of restricted common stock of the Company. Subject to Ms. Newman’s meeting certain performance criteria, 5,000 shares will vest on October 28, 2006 and 5,000 shares will vest on November 3, 2007. Of the remaining 10,000 shares, 5,000 will vest on April 7, 2008 and 5,000 will vest on November 1, 2008. If the performance criteria specified in her employment agreement are not met on either of the 2006 or 2007 vesting tranches, such shares will vest on November 1, 2008.

Under her employment agreement, Ms. Newman was also granted stock options to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $3.22 per share, the closing price of a share of Common Stock as of the date of signing the Employment Agreement. The options vest in five equal annual installments, with vesting of the first installment to occur upon the first anniversary of the effective date, or April 7, 2006.

The Restricted Stock and the stock options become fully vested and exercisable if Ms. Newman is either terminated without cause or demoted within one year after the effective date of a “Change in Control,” a “Corporate Transaction,” or a “Hostile Takeover,” as defined in the Westaff, Inc. 1996 Stock Option/Stock Issuance Plan.

Ms.  Newman also receives an annual cash allowance of $30,000 per fiscal year, payable in each pay period in equal installments. These payments are intended to be used as a car allowance, health club membership or other needs. During the period of her hire date of March 16, 2005 through the end of calendar year 2005, she received a car allowance of $1,500 per month and the reasonable and proper costs of temporary housing. Ms. Newman is entitled to reimbursement for a personal financial planner and/or tax consultant. Such reimbursement will be in an aggregate amount not to exceed $20,000 in fiscal year 2005 and $10,000 in fiscal year 2006. She is also entitled to reimbursement for moving and other expenses reasonably related to her relocation from the United Kingdom to the US in an amount not to exceed $30,000. Her contract was amended on January 17, 2006 to extend her reimbursement of reasonable and proper costs of temporary housing through calendar year 2006.

The Company’s former President and Chief Executive Officer, Dwight S. Pedersen, resigned on March 16, 2005. Concurrently, Mr. Pedersen resigned from the Company’s Board of Directors. Mr. Pedersen received a lump sum payment equal to one year’s annual base salary of $400,000, and continued COBRA payments for one year after the severance date. Thereafter, Mr. Pedersen received no other employee benefits or perquisites from the Company. The full text of Mr. Pedersen’s separation agreement is available as an exhibit to our Form 8-K filed on March 22, 2005.

The Company entered into an employment agreement with Mr. Pedersen for his service as President and Chief Executive Officer on January 14, 2002. On the recommendation of Mr. Pedersen, his employment agreement was amended effective June 30, 2003, to reduce his base annual salary from $400,000 to $320,000. Pursuant to the amendment, the Company had the right to terminate his employment for any reason, without cause, by providing him termination pay (“Termination Pay”) equivalent to six (6) months of his then current base salary payable in the form of a single lump sum payment. If his employment was terminated without cause, he would also be paid his earned but unpaid base salary, accrued vacation pay through the date of termination, and his earned but unpaid annual incentive, if any. Mr. Pedersen’s employment agreement was amended effective June 30, 2004, to change his annual base salary to $400,000.

Additionally, Mr. Pedersen’s employment agreement included a grant of 550,000 option shares with an exercise price at $2.35 per share, of which 250,000 option shares were immediately vested as of January 14, 2002. The remaining 300,000 option shares were to vest on January 13, 2007. On January 28, 2005, Mr. Pedersen exercised his 250,000 vested option shares. As a result of his resignation, the remaining 300,000 option shares were cancelled effective March 16, 2005.

The Company entered into an employment agreement with Dirk A. Sodestrom as Chief Financial Officer effective January 1, 2001, with an annual salary of $235,000 that contained a requirement for six-months’ advance notice of termination. The agreement was amended effective June 30, 2003, to delete the requirement of six-months advance notice of termination and to reduce his annual salary to $200,000 per year. In exchange for his salary reduction, he will be eligible to receive transition compensation in the form of a single lump sum cash payment equivalent to sixty-five (65) weeks of his then current base salary less appropriate withholdings if his employment is terminated except for cause or performance-related issues, and he has not been offered a position similar in responsibility, skill requirements and work schedule as his current position, and a position for which the salary offered would require no more than a 10% reduction in his then current pay, and a position that does not require him to travel more than 30 miles from his current primary place of work. He is eligible to receive transition compensation provided that he is an active regular employee or on an approved leave of absence of no more than six (6) months in the twelve (12) month-period prior to the time of position elimination or restructuring, he has not voluntarily terminated his employment prior to the elimination of his position, and he has not been dismissed for cause or performance-related issues. Mr. Sodestrom’s employment contract was amended effective June 30, 2004 to change his annual salary to $245,000, his annual salary prior to the reduction in pay in June 2003.

The Company entered into an employment agreement with Stephen J. Russo as Western Zone Manager on July 1, 2004 with an annual salary of $180,000 that contained a requirement of two weeks’ advance notice of termination, or pay in lieu of notice. The agreement was amended on August 6, 2004 to include Mr. Russo’s eligibility for transition compensation for up to one year following a change in control, or in the event of his job elimination, and he has not been offered a comparable position which is a position similar in responsibility, skill requirements and work schedule as his current position, a position for which the salary offered would require no more than 10% reduction in his then current pay. He would be eligible to receive transition compensation in the form of a single lump sum payment equivalent to twenty-six (26) weeks of his then current base salary less appropriate withholdings, provided that he is an active regular employee at the time of the elimination of his job and he has not voluntarily terminated his employment prior to the elimination of this job. Effective September 19, 2004, Mr. Russo’s employment agreement was further amended to expand the definition of “Change in Control” to include any transactions within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934. Mr. Russo’s employment agreement was further amended effective August 17, 2005 to expand the definition of “Elimination of job” to include the statement “and you have not been offered a position that would require you to travel 30 miles or less from your current primary place of work.”

The Company entered into an employment agreement with Christa C. Leonard as Vice President and Treasurer on November 20, 2000, with an annual salary of $125,000 that contained a requirement of two weeks’ advance notice of termination, or pay in lieu of notice. The agreement was amended on January 29, 2001, to replace the two weeks’ advance notice of termination with three month’s advance notice of termination. In exchange for a 10% salary reduction effective June 30, 2003, Ms. Leonard became eligible to receive transition compensation for up to one year following a change in control, or in the event of her job elimination, and she has not been offered a comparable position which is a position similar in responsibility, skill requirements and work schedule as her current position, a position for which the salary offered would require no more than 10% reduction in the her then current pay and a position that would not require her to travel more than 30 miles from her current primary place of work. She is eligible to receive transition compensation in the form of a single lump sum cash payment equivalent to twenty-six (26) weeks of her then current pay less appropriate withholdings, provided that she is an active regular employee or on an approved leave of absence of no more than six (6) months in the twelve (12) month-period prior to the time of position elimination or restructuring, she has not voluntarily terminated her employment prior to the elimination of her position, and she has not been dismissed for cause or performance-related issues. Effective June 30, 2004, her annual salary was changed to $150,000, which was her salary prior to the reduction in pay in June 2003.

All of the Company’s employment agreements permit termination at will, and the Company may terminate the employment of any of the Named Officers at any time at the discretion of the Board of Directors. The Plan Administrator of the 1996 Stock Option Plan/Stock Issuance has authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer and the Company’s other executive officers, whether granted under that Plan or any predecessor plan, in the event their employment were to be terminated within a designated period (whether involuntarily or through a forced resignation) following: (i) an acquisition of the Company by merger or asset sale; (ii) a change in control, as defined in the Plan, or (iii) a hostile takeover of the Company effected through a successful tender offer for more than 50% of the Company’s outstanding Common Stock or through a change in the majority of the members of the Board of Directors as a result of one or more contested elections for Board of Directors membership over a period of 36 consecutive months.

Compensation Committee Interlocks and Insider Participation

The Board of Directors established a Compensation Committee in March 1995. The Compensation Committee currently consists of Ms. Brady, and Messrs. Stevens and Stover. Except for Mr. Stover, no member of the Compensation Committee was at any time during fiscal 2005, or at any other time, an officer or employee of the Company. Mr. Stover did not participate in any committee decision making with respect to his salary in fiscal 2005.

No executive officer of the Company served on the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

For a description of transactions between the Company and Mr. Stover, a member of the Compensation Committee, see Certain Relationships and Related Transactions.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
EXECUTIVE COMPENSATION REPORT

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that might incorporate future filings, in whole or in part, the following report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such report be incorporated by reference into any such filings, nor be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

The Compensation Committee currently consists of three directors, Janet M. Brady, Ronald D. Stevens and W. Robert Stover. Ms. Brady is its current Chairman. It is the duty of the Compensation Committee to review and establish the compensation of executive officers of the Company, including base salary, participation in profit sharing, bonus and other cash incentive plans, subject to ratification by the Board of Directors. During fiscal 2005, the Compensation Committee also had the authority to administer the Company’s 1996 Stock Option/Stock Issuance Plan (the “Plan”) under which grants may be made to such officers. With respect to administration of the Plan, the Compensation Committee has a Primary Committee and a Secondary Committee.

The Primary Committee consists of two or more non-employee members of the Board of Directors who have authority to administer the Discretionary Option Grant, the Automatic Option Grant and Stock Issuance Programs with respect to Section 16 insiders. Section 16 insiders are officers or directors of the Company subject to the short-swing profit recapture provisions of Section 16 of the Exchange Act. The Primary Committee is constituted in such a manner as to satisfy all applicable laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. In fiscal 2005, the Primary Committee members were Janet M. Brady and Ronald D. Stevens.

The Secondary Committee consists of two or more members of the Board of Directors who administer the Discretionary Option Grant and Stock Issuance Programs with respect to eligible persons other than Section 16 insiders. In fiscal 2005, the Secondary Committee members were Janet M. Brady, Ronald D. Stevens and W. Robert Stover.

Members of the Primary Committee or any Secondary Committee serve for such period of time as the Board of Directors may determine and may be removed by the Board of Directors at any time. The Board of Directors may also at any time terminate the functions of the Primary Committee and any Secondary Committee and reassume all powers and authority previously delegated to such committee.

General Compensation Policy

The fundamental policy of the Compensation Committee is to offer the Company’s executive officers competitive compensation opportunities based upon their personal performance and their contribution to the financial success of the Company. Generally, each executive officer’s compensation package comprises three elements: (i) base salary which is designed primarily to be competitive with base salary levels in effect both at companies within the temporary staffing industry that are of comparable size to the Company and at companies outside of such industry with which the Company competes for executive talent; (ii) annual bonuses payable in cash and tied to the Company’s attainment of financial milestones based on criteria established by the Compensation Committee; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company’s stockholders. As an employee’s level of responsibility and accountability within the Company increases over time, a greater portion of his or her total compensation is intended to be dependent upon the Company’s performance and stock price appreciation rather than upon base salary.

Factors.   The principal factor considered by the Compensation Committee in establishing the components of each executive officer’s compensation package for fiscal 2005 is external salary data of both temporary staffing service companies and other companies within a similar geographical area and with small to medium market capitalization.

Base Salary.   The base salary for each executive officer is determined on the basis of internal comparability and on external salary data of temporary staffing service companies and other companies within a similar geographic area and with small to medium market capitalization. Salaries are reviewed on an annual basis, and discretionary adjustments to each executive officer’s base salary are based upon individual performance and salary increases paid by the Company’s competitors and other companies of similar size and scope. The Primary Committee of the Compensation Committee sets the base salaries of the Chairman of the Board of Directors and makes a recommendation to the Board regarding the base salary of the President and Chief Executive Officer, and the committee reviews the salaries of the other corporate officers who are members of the senior management team and makes recommendations to the Board.

Annual Incentive Compensation.   There was a discretionary executive bonus plan for fiscal 2005 designed to provide financial rewards to the participants based on company performance for fiscal 2005. No bonuses were awarded under the plan since the Company did not meet its minimum financial goals other than a minimum guaranteed bonus paid to Ms. Newman as part of her contractual agreement.

Long-Term Incentive Compensation.   Option grants are intended to align the interests of each executive officer with those of the Company’s stockholders and to provide each individual with an incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Compensation Committee has the discretion to set the option exercise price (not less than 100% of the fair market value of the stock on the grant date for an Incentive Option and not less than 85% of such fair market value for a Non-Statutory Option) and the vesting schedule for option grants. The Compensation Committee determines the amount of the option grant according to each executive’s position within the Company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Compensation Committee takes into account an individual’s level of responsibility and opportunity to influence the Company’s financial results, comparable awards made to individuals in similar positions within the industry, and the number of unvested options held by each individual at the time of the new grant. The relative weight given to each of these factors varies among individuals and is at the Compensation Committee’s discretion.

Each option grant allows the officer to acquire shares of the Company’s Common Stock at a fixed price per share (typically the closing market price on the date of grant) over a specified period of time (up to ten years). The options generally vest in installments over a four-year period, contingent upon the executive officer’s continued employment with the Company. The options generally become exercisable with respect to 25% of the option shares upon the optionee’s completion of one year of service measured from the vesting commencement date and the balance in 36 successive monthly installments upon the optionee’s completion of each month of service over the 36-month period measured from the first anniversary of the vesting commencement date. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company for one or more years during which the option vests, and then only if the market price of the underlying shares appreciates over the option term.

Tax Limitation.   As a result of federal tax legislation enacted in 1993, a publicly-held company such as Westaff, Inc. will not be allowed a federal income tax deduction for compensation paid to the executive officers named in the Summary Compensation Table to the extent that compensation exceeds $1,000,000 per officer unless it qualifies for an exemption. The compensation paid to the Company’s executive officers for fiscal 2005 did not exceed the $1,000,000 limit per officer, nor is the compensation to be paid to the Company’s executive officers for fiscal 2006 expected to reach that level. Nevertheless, if the compensation payable to any of the Company executive officers were to reach the $1,000,000 limitation in fiscal 2006 or future fiscal years, the Company will continue to enjoy an exemption because the Plan was amended and restated with shareholder approval as of the 2000 Annual Meeting of Stockholders held on June 20, 2000, with respect to option grants, stock appreciation rights or direct stock issuances that are intended to qualify as performance-based compensation to any covered employee under Section 162(m)(3) of the Internal Revenue Code of 1986, as amended. Unless otherwise required by law, the Compensation Committee therefore will not be required to limit or restructure the elements of compensation payable to the Company’s executive officers in the foreseeable future.

Compensation of the Chief Executive Officer

Ms.  Newman’s employment agreement established her initial annual base salary of $450,000 as President and Chief Executive Officer commencing on March 16, 2005, based in part on external salary data of temporary staffing service companies within a similar geographical area and with small to medium capitalization. She was granted an aggregate of 200,000 option shares and awarded 20,000 restricted stock shares as part of her original compensation package. In addition to her base salary, Ms. Newman is eligible for an Incentive Bonus Compensation targeted at 40% of her base salary in an amount to be determined at the sole discretion of the Compensation Committee of the Board. Her agreement establishes a maximum bonus level of sixty percent (60%) of her Base Salary each fiscal year with no minimum bonus level. Ms. Newman’s Incentive Bonus Compensation is based on her satisfaction of objective factors and performance criteria established by the Compensation Committee. She received a one-time bonus for fiscal 2005 based on a guaranteed minimum payment of $90,000 which was negotiated in her Employment Agreement. Her actual compensation for fiscal 2005 was not based on company performance since the Company did not meet its minimum financial goals.

The Compensation Committee reviews Ms. Newman’s base salary at least once each year to make appropriate adjustments as they determine in their discretion.

COMPENSATION COMMITTEE
Janet M. Brady,
Chairman of Compensation Committee
Ronald D. Stevens,
Member of Compensation Committee
W. Robert Stover,
Member of Compensation Committee

COMPARISON OF STOCKHOLDER RETURN

The graph depicted below reflects a comparison of the cumulative total return (change in stock price plus reinvestment dividends) of the Company’s Common Stock with the cumulative total returns of the Standard and Poor’s 500 Index and peer issuers in the temporary staffing industry (the “Peer Group Index”). The selected peer group is composed of companies which are common competitors of a similar or greater market capitalization. The graph covers the period from October 28, 2000, through the last trading day of fiscal 2005.

The graph assumes that $100 was invested on October 28, 2000, in the Company’s Common Stock and in each index and that all dividends were reinvested.

Comparison Of Cumulative Total Return Among
Westaff, S&P 500 Index And Peer Group Index

Cumulative Return

	10/28/00	11/03/01	11/02/02	11/01/03	10/30/04	10/29/2005
S&P 500	100.00	79.77	66.10	77.09	82.92	87.93
Peer Group	100.00	72.95	85.06	108.51	106.46	119.80
Westaff	100.00	53.82	58.47	67.20	91.05	135.27

The Company’s Common Stock was first traded publicly on April 30, 1996. The graph depicts cumulative returns calculated on an annual basis on $100 invested in Westaff stock, the S&P 500 Index and the Peer Group Index comparing Kelly Services Inc., Spherion Corporation (formerly Interim Services, Inc.), Manpower Inc. and RemedyTemp, Inc.

Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock for (i) all persons who are known to us to be beneficial owners of five percent or more of the outstanding shares of our Common Stock, (ii) each of our current directors and nominees, (iii) our current Chief Executive Officer and the four other executive officers named in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise noted, the address of each person identified below is c/o Westaff, Inc., 298 N. Wiget Lane, Walnut Creek, California 94598. The share information set forth in the table below is as of January 31, 2006.

Name	Number of Shares(#)(1)	Percent(%)(2)
Ironwood Capital Management LLC(3)	891,766	5.44%
21 Custom House Street Suite 240 Boston, MA 02019
W. Robert Stover(4)	6,624,821	40.45%
Jack D. Samuelson(5)	47,250	*
Ronald D. Stevens(6)	9,000	*
Janet M. Brady(7)	9,000	*
Patricia M. Newman(8)	33,103	*
Dirk A. Sodestrom(9)	114,602	*
Stephen J. Russo(10)	10,937	*
David P. Wilson(11)	24,813	*
Christa C. Leonard(12)	23,437	*
All current executive officers and directors as a group (9 persons)(13)	6,938,939	42.32%

*Less than one percent

(1)          To the Company’s knowledge, except as indicated in the footnotes to this table and subject to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to all shares of Common Stock indicated opposite such person’s name.

(2)          Based on 16,395,568 shares of Common Stock outstanding at January 31, 2006. Shares of Common Stock subject to options, warrants and convertible notes and other purchase rights currently exercisable or convertible, or exercisable or convertible within 60 days of January 31, 2006, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not deemed outstanding for computing the percentage of any other person or entity.

(3)          Security ownership information for the beneficial ownership is taken from the Form 13F filed with the SEC on February 7, 2006.

(4)          Includes 2,607,018 shares of Common Stock held by W. Robert Stover and Joan C. Stover as Co-Trustees of the Stover Revocable Trust dated 11/16/88, as amended, the beneficial ownership of which may be attributable to each of Mr. Stover and Mrs. Stover. Includes 3,783,164 shares of Common Stock contributed to the Stover 1999 Charitable Remainder Unitrust dated 4/21/99 of which Mr. Stover is Co-Trustee. Includes 234,637 shares of Common Stock owned by the Stover Foundation, a California nonprofit religious corporation (the “Foundation”).

(5)          Includes unexercised options to purchase 26,250 shares of Common Stock beneficially owned by Mr. Samuelson under the 1996 Stock Option/Stock Issuance Plan.

(6)          Includes unexercised options to purchase 9,000 shares of Common Stock beneficially owned by Mr. Stevens under the 1996 Stock Option/Stock Issuance Plan.

(7)          Includes unexercised options to purchase 9,000 shares of Common Stock beneficially owned by Ms. Brady under the 1996 Stock Option/Stock Issuance Plan.

(8)          Includes unexercised options to purchase 27,395 shares of Common Stock beneficially owned by Ms. Newman under the 1996 Stock Option/Stock Issuance Plan.

(9)          Includes unexercised options to purchase 90,541 shares of Common Stock beneficially owned by Mr. Sodestrom under the 1996 Stock Option/Stock Issuance Plan.

(10)   Includes unexercised options to purchase 10,937 shares of Common Stock beneficially owned by Mr. Russo under the 1996 Stock Option/Stock Issuance Plan.

(11)   Includes unexercised options to purchase 20,750 shares of Common Stock beneficially owned by Mr. Wilson under the 1996 Stock Option/Stock Issuance Plan.

(12)   Includes unexercised options to purchase 23,437 shares of Common Stock beneficially owned by Ms. Leonard under the 1996 Stock Option/Stock Issuance Plan.

(13)   Includes unexercised options to purchase 217,310 shares of Common Stock under the 1996 Stock Option/Stock Issuance Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s wholly-owned subsidiary known as Westaff (USA), Inc., a California corporation (“Westaff (USA)”) executed an unsecured subordinated promissory note dated April 1, 2002, payable to W. Robert Stover, its principal stockholder and Chairman of the Board of Directors, in the amount of $2,000,000. The initial term of the note was one year, with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002, the note was amended and restated to extend the maturity date to August 18, 2007. Additionally, the interest rate and payment schedule were amended to a rate equal to the US Index Rate as calculated under the Company’s Multicurrency Credit Agreement with General Electric Capital Corporation (“Credit Agreement”), plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on October 29, 2005, was 13.75%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. The interest paid in fiscal 2005 was $246,421.

Any future transactions between the Company and its officers, directors, and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by the Company’s Audit Committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Committee.   The Audit Committee’s duties include reviewing internal financial information, reviewing our internal controls, reviewing our internal audit plans and programs, reviewing with our independent accountants the results of all audits upon their completion, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distributed by us. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors, including the resolution of disagreements between management and the auditors regarding financial reporting. Additionally, the Audit Committee must review and approve all related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

The current members of the Audit Committee are Messrs. Stevens and Samuelson, and Ms. Brady, and Mr. Stevens is the Chairman. The Audit Committee is required to have at least three members, all of whom must be “independent directors” as defined in the NASDAQ listing standards. The Board of Directors has determined that it has an “audit committee financial expert,” as defined in Item 401(h)(2) of Regulation S-K serving on the Audit Committee, Ronald D. Stevens, and that Mr. Stevens and each of the other Audit Committee members is an “independent director” as defined in Rule 4200(a)(15) of the NASDAQ listing standards. The Board has adopted a written charter for the Audit Committee, which was amended and restated after the end of fiscal 2003. A copy of the amended and restated Audit Committee charter is available on the Company’s website at http://www.westaff.com.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors selected Deloitte & Touche LLP as its independent registered public accounting firm effective as of May 31, 2002. The Audit Committee of the Board of Directors has appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company for fiscal 2006. Regardless of this appointment, the Audit Committee may direct the appointment of a different independent auditor at any time during the year if the Audit Committee determines, in its discretion, that such a change would be in our best interests. It is anticipated that a representative of Deloitte & Touche LLP will be present at the Annual Meeting to respond to appropriate questions or to make other statements such representative deems appropriate.

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

Aggregate fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively the “Deloitte Entities”) for the audit of the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the consolidated financial statements included in the Company’s Forms 10-Q for the quarters included in the fiscal years ended October 29, 2005 and October 30, 2004, were $436,000 and $398,000, respectively.

Audit-related Fees

Aggregate fees paid to the Deloitte Entities for audit related services for the fiscal years ended October 29, 2005 and October 30, 2004 were $14,000 and $12,000, respectively, principally for services rendered in connection with franchise offering circulars.

Tax Fees

Aggregate fees paid to the Deloitte Entities associated with tax compliance and tax consultation were $36,000 and $52,000, respectively, for the years ended October 29, 2005, and October 30, 2004.

All Other Fees

Fees paid to the Deloitte Entities for other services for the fiscal year ended October 29, 2005, were $3,700 for services rendered with respect to the sale of the Company’s Norway and Denmark operations. Fees paid for other services for the fiscal year ended October 30, 2004 were $10,000 for a seminar on compliance with Section 404 of the Sarbanes-Oxley Act of 2002, $11,000 for services rendered with respect to value-added taxes for Westaff (U.K.) Limited and $5,000 for services rendered in connection with the employment cessation of the Company’s managing director in Denmark.

Audit Committee Pre-Approval Policies and Procedures

In accordance with the Securities and Exchange Commission’s rules requiring that the Audit Committee pre-approve all audit and non-audit services provided by the Company’s independent auditor, the Audit Committee has adopted a formal policy on auditor independence requiring the approval by the Audit Committee of all professional services rendered by the Company’s independent registered public accounting firm prior to the commencement of the specified services. The Audit Committee may delegate to one or more committee members the authority to grant pre-approvals. The decision of any committee member to whom authority is delegated shall be presented to the committee at each of its scheduled committee meetings.

The Audit Committee approved all services performed by the Deloitte Entities in fiscal 2005 in accordance with the Company’s formal policy on auditor independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to be signed on behalf of the undersigned, thereunto duly authorized.

WESTAFF, Inc.
By:	/s/ Patricia M. Newman
Patricia M. Newman
President and Chief Executive Officer
Date: February 24, 2006

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

Signature	Title	Date
/s/ W. ROBERT STOVER	Chairman of the Board	February 24, 2006
W. Robert Stover
/s/ Patricia M. Newman	President and Chief Executive Officer and	February 24, 2006
Patricia M. Newman	Director (Principal Executive Officer)
/s/ Dirk A. Sodestrom	Senior Vice President and Chief Financial Officer	February 24, 2006
Dirk A. Sodestrom	(Principal Financial Officer)
/s/ Jack D. Samuelson	Director	February 24, 2006
Jack D. Samuelson
/s/ Ronald D. Stevens	Director	February 24, 2006
Ronald D. Stevens
/s/ JANET M. BRADY	Director	February 24, 2006
Janet M. Brady

*By:	/s/ Dirk A. Sodestrom
Dirk A. Sodestrom
Attorney-in-Fact