Form 10-K/A
period 2005-10-29
WESTAFF INC
filed 2006-03-07
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of January 26, 2006, the Registrant had outstanding 16,377,958 shares of Common Stock.

EXPLANATORY NOTE

Westaff, Inc. (the “Company”) is filing this Amendment No. 2 to its Form 10-K for the year ended October 29, 2005, that was originally filed on January 27, 2006 (the “Original 10-K”), as amended by Amendment No. 1 to the Annual Report, as filed on February 24, 2006 (“Amendment No. 1”),  to file Exhibits 31.1 and 31.2 for the amendment to the annual report.  There are no changes to the disclosures in the Original 10-K, including the financial statements filed therein. There are also no changes to the disclosures in Amendment No. 1, except that this Amendment No. 2 files Exhibit 31.1 and 31.2 that was omitted from Amendment No. 1.  In addition, the Company and Stephen J Russo, our Senior Vice President, Field Operations, mutually agreed to end his employment with the Company effective March 7, 2006.  This Amendment No. 2 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

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

Compensation of the Chief Executive Officer

Ms Newman’s employment agreement established her initial annual base salary of $450,000 as President and Chief Executive Officer commencing on March 16, 2005, based in part on external salary data of temporary staffing service companies within a similar geographical area and with small to medium capitalization. She was granted an aggregate of 200,000 option shares and awarded 20,000 restricted stock shares as part of her original compensation package. In addition to her base salary, Ms. Newman is eligible for an Incentive Bonus Compensation targeted at 40% of her base salary in an amount to be determined at the sole discretion of the Compensation Committee of the Board. Her agreement establishes a maximum bonus level of sixty percent (60%) of her Base Salary each fiscal year with no minimum bonus level. Ms. Newman’s Incentive Bonus Compensation is based on her satisfaction of objective factors and performance criteria established by the Compensation Committee. She received a one-time bonus for fiscal 2005 based on a guaranteed minimum payment of $90,000 which was negotiated in her Employment Agreement. Her actual compensation for fiscal 2005 was not based on company performance since the Company did not meet its minimum financial goals.

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

(a)             The following documents have been filed as a part of this Amendment No. 2.

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
Date: March 7, 2006

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

Signature	Title	Date

/s/ W. ROBERT STOVER	Chairman of the Board	March 7, 2006
W. Robert Stover

/s/ Patricia M. Newman	President and Chief Executive Officer and	March 7, 2006
Patricia M. Newman	Director (Principal Executive Officer)

/s/ Dirk A. Sodestrom	Senior Vice President and Chief Financial Officer	March 7, 2006
Dirk A. Sodestrom	(Principal Financial Officer)

/s/ Jack D. Samuelson	Director	March 7, 2006
Jack D. Samuelson

/s/ Ronald D. Stevens	Director	March 7, 2006
Ronald D. Stevens

/s/ JANET M. BRADY	Director	March 7, 2006
Janet M. Brady

*By:	/s/ Dirk A. Sodestrom
Dirk A. Sodestrom
Attorney-in-Fact