Form 10-Q
period 2006-01-21
WESTAFF INC
filed 2006-03-07
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 21, 2006

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

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 6, 2006

Common Stock, $.01 par value	16,395,568 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1. Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	January 21, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,576	$3,014
Trade accounts receivable, less allowance for doubtful accounts of $1,074 and $997	74,949	83,416
Income taxes receivable	77	82
Deferred income taxes	5,096	5,097
Prepaid expenses	3,348	3,847
Other current assets	1,493	1,337
Total current assets	88,539	96,793

Property and equipment, net	15,190	15,184
Deferred income taxes	11,949	11,951
Goodwill	11,772	11,770
Other long-term assets	1,515	3,084
Total Assets	$128,965	$138,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$4,686	$8,568
Current portion of capital lease obligations	280	343
Accounts payable	5,766	3,755
Accrued expenses	35,744	42,609
Income taxes payable	552	817
Liabilities of discontinued operations	49	75
Total current liabilities	47,077	56,167

Note payable to related party	2,000	2,000
Long-term capital lease obligations	1,171	1,174
Other long-term liabilities	17,488	17,820
Total liabilities	67,736	77,161

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized and unissued: 1,000 shares
Common stock, $.01 par value; authorized: 25,000 shares; issued and outstanding: 16,378 shares at January 21, 2006 and October 29,2005	164	164
Additional paid-in capital	37,814	37,803
Deferred stock compensation		(54)
Retained earnings	23,755	24,151
Accumulated other comprehensive loss	(504)	(443)
Total stockholders’ equity	61,229	61,621
Total Liabilities and Stockholders’ Equity	$128,965	$138,782

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended
	January 21, 2006	January 22, 2005

Revenue	$138,600	$135,305

Costs of services	115,363	112,448

Gross profit	23,237	22,857

Franchise agents’ share of gross profit	4,333	3,974
Selling and administrative expenses	17,957	16,785
Depreciation and amortization	1,169	959

Operating income (loss) from continuing operations	(222)	1,139

Interest expense	309	396
Interest income	(18)	(21)

Income (loss) from continuing operations before income taxes	(513)	764
Income tax provision (benefit)	(117)	196
Income (loss) from continuing operations	(396)	568

Loss from discontinued operations		(62)

Net income (loss)	$(396)	$506

Earnings (loss) per share:
Continuing operations
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.03

Discontinued operations - basic and diluted	$—	$—

Net income (loss) - basic and diluted	$(0.02)	$0.03

Weighted average shares outstanding - basic	16,378	16,048
Weigthed average shares outstanding - diluted	16,480	16,262

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	12 Weeks Ended
	January 21, 2006	January 22, 2005
Cash flows from operating activities
Net income (loss)	$(396)	$506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	66
Depreciation and amortization	1,169	970
Provision for losses on doubtful accounts	207	183
Deferred income taxes	1
(Gain) loss on sale or disposal of assets	12	(5)
Income from sales of affiliate operations	(48)	(18)
Other	(81)	(81)
Changes in assets and liabilities:
Trade accounts receivable	8,132	10,346
Other assets	2,256	(4,859)
Accounts payable and accrued expenses	(4,427)	(6,125)
Income taxes payable	(264)	(9)
Other liabilities	(20)	(13)
Net cash provided by operating activities	6,607	895

Cash flows from investing activities
Capital expenditures	(1,787)	(1,182)
Proceeds from sales of affiliate operations	10	1,045
Other, net	(337)	193

Net cash (used) provided by investing activities	(2,114)	56

Cash flows from financing activities
Net repayments under line of credit agreements	(3,857)	(3,542)
Principal payments on capital lease obligations	(66)	(115)
Issuance of common stock		11
Other		(6)

Net cash used by financing activities	(3,923)	(3,652)

Effect of exchange rate changes on cash	(8)	114

Net change in cash and cash equivalents	562	(2,587)
Cash and cash equivalents at beginning of period	3,014	6,993
Cash and cash equivalents at end of period	$3,576	$4,406

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of January 21, 2006 and for the 12  week periods ended January 21, 2006 and January 22, 2005 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed consolidated balance sheet as of October 29, 2005 presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, that is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

The Company’s fiscal year is a 52 or 53 week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 week period ended January 21, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

In June 2005, the Company sold its subsidiary operations in Norway and Denmark, and during fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc., a wholly owned subsidiary of the Company. As a result, the Company has classified these operations as discontinued operations and, accordingly has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying condensed consolidated financial statements and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the condensed consolidated statements of cash flows.

2.              Stock-based Compensation

The Company’s 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company’s common stock at the date of grant. Although nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant, the Company has historically issued option grants at fair market value. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in thirty-six equal monthly installments. No option may have a term in excess of 10 years.

Under the Company’s 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semi-annual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company’s common stock. As of January 21, 2006, shares issued under the plan totaled 623.

Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. SFAS 123(R) requires the Company to recognize compensation expense for its stock options, restricted stock awards and employee stock purchase shares outstanding, but not yet vested, as of the date of adoption and for future stock option and award grants and employee stock purchase shares.

Activity in the Company’s stock option plan for the fiscal quarter ended January 21, 2006 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Options outstanding at October 29, 2005	640	$3.69
Granted	—
Exercised	—
Cancelled	(11)	$3.15
Options outstanding at January 21, 2006	629	$3.70	6.93	$750

Exercisable at January 21, 2006	359	$4.01	5.52	$425

Intrinsic value is defined as the difference between the current market value and the grant price. At January 21, 2006, the Company had 20 restricted stock shares outstanding with an intrinsic value of $25 and recorded liabilities for withholdings under its employee stock purchase plan representing 35 shares at a weighted average exercise price of $3.07 with an estimated aggregate intrinsic value of $48.

For the fiscal quarter ended January 21, 2006, the Company recorded stock-based compensation of $66 ($49 net of related income tax benefit), which is included in selling and administrative expenses. The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $380 over the next two fiscal years.

Prior to the adoption of SFAS 123(R), the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Accordingly, compensation cost was not recognized for options granted at fair market value. The following table represents pro forma net income and pro forma earnings per share for the fiscal quarter ended January 22, 2005 as if compensation cost had been determined using the fair value method:

12 Weeks Ended January 22, 2005

Net income as reported	$506
Stock based compensation determined under the fair value method	(99)
Pro forma net income	$407

Income per common share:
Basic and diluted - as reported	$0.03
Basic and diluted - pro forma	$0.03

The fair value of each option grant was estimated on the date of grant using the Black-Scholes valuation model, with a six year expected life and the assumption of a zero dividend rate. Volatility is based on the Company’s historical volatility through the date of grant. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

3.              Goodwill

The following summarizes the change in goodwill during the fiscal quarter ended January 21, 2006.

	Domestic Business Services	Australia	Total

Balance at October 29, 2005	$10,797	$973	$11,770
Effect of foreign currency translation		2	2

Balance at January 21, 2006	$10,797	$975	$11,772

The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.     Discontinued Operations

In June 2005, the Company sold its Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2,700. Additionally, as a part of the sale transaction, Westaff Norway repaid approximately $610 of intercompany debt to Westaff USA. Of the total proceeds, approximately $220 is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, net of any claim payments, will be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1,163.

As required by the terms of the Company’s Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company’s revolving credit facility. In accordance with EITF 87-24, the Company has allocated interest expense to the discontinued operations of $27 for the 12 weeks ended January 22, 2005.

Summarized information on the Norway and Denmark discontinued operations is as follows:

12 Weeks Ended January 22, 2005

Revenue	$2,938

Costs and expenses	3,000

Loss from discontinued operations	$(62)

During fiscal 1999, the Company sold certain of its franchise agent and Company-owned medical offices and entered into a termination agreement with one of its medical licensees. During the fourth quarter of fiscal 1999, the Company completed the sale of the remaining medical business to Intrepid U.S.A. Inc. under an asset purchase agreement. As of January 21, 2006, there are remaining current liabilities of the discontinued medical operations of $49 for settled but unpaid claims.

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500 per claim for fiscal 2006 and fiscal 2005.)  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuation. As of January 21, 2006 and October 29, 2005, workers’ compensation liabilities were approximately $22,500 and $19,600 respectively, of which $14,200 is included in other long-term liabilities on each of the respective balance sheets for obligations which are not expected to be paid in the following fiscal year.

Each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. At January 21, 2006, the Company had $35,253 of letters of credit securing its domestic workers’ compensation obligations.

6.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended
	January 21, 2006	January 22, 2005
Income (loss) from continuing operations	$(396)	$568

Denominator for basic earnings per share - weighted average shares	16,378	16,048

Effect of dilutive securities: stock options and awards	102	214

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,480	16,262

Earnings (loss) per share from continuing operations
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.03

Anti-dilutive weighted shares excluded from diluted earnings per share	263	94

7.              Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended
	January 21, 2006	January 22, 2005

Net income (loss)	$(396)	$506
Currency translation adjustments	(60)	268

Comprehensive income (loss)	$(456)	$774

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

Effective March 1, 2006, the Company and its lenders executed an eighth amendment to the Multicurrency Credit Agreement. Among other things, the amendment reset minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenants for fiscal 2006 and beyond, adjusted the fixed charge coverage ratio for the Company’s second quarter of fiscal 2006, extended the credit facility for one additional year to May 2008 and added an additional pricing grid that will allow the Company to benefit from reduced interest rates and letter of credit fees upon achieving certain minimum EBITDA targets. Additionally, the amendment increased the maximum amount of the US Revolving Loan Commitment by $5,000 to $55,000 and increased the letter of credit sublimit from $40,000 to $45,000. The Company was not in compliance with its minimum EBITDA covenant as of the end of the first quarter of fiscal 2006 and the amendment included a waiver of this covenant violation.

9.              Related Party Transactions

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2,000. The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on January 21, 2006 was 14.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

As discussed in Note 4 above, the Company sold its Norway and Denmark operations in June 2005, and has classified these as discontinued operations. Prior to the sale, these operations were included in the Other International reportable segment disclosures.

The following table summarizes reporting segment data with the 12 weeks ended January 22, 2005 restated to exclude the Norway and Denmark operations:

	Domestic Business Svcs.	United Kingdom	Australia	Other International	Continuing Operations
12 Weeks Ended January 21, 2006

Revenue	$107,784	$8,915	$20,566	$1,335	$138,600
Operating income (loss) from continuing operations	$(587)	$305	$44	$16	$(222)

12 Weeks Ended January 22, 2005

Revenue	$103,062	$9,820	$20,381	$2,042	$135,305
Operating income from continuing operations	$557	$346	$156	$80	$1,139

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

During the first quarter of fiscal 2006, the Company was notified by its primary insurance carrier that coverage would be provided, pending confirmation of certain factual information. The Company is continuing to work with its excess carrier to evaluate the extent of potential additional coverage available, if necessary.

At this stage of the litigation, it is premature to gauge the extent of potential liability of ADI and the other defendants, including Westaff, in the event of an unfavorable outcome.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (EDD) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar 2005 and 2004, which would result in additional unemployment taxes of approximately $900. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of January 21, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in Item 1A “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 29, 2005. Except as noted below, there were no changes to these policies during the 12 week period ended January 21, 2006.

Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. SFAS 123(R) requires the Company to recognize compensation expense for its stock options, restricted stock awards and employee stock purchase shares outstanding, but not yet vested, as of the date of adoption and for future stock option and award grants and employee stock purchase shares.

The Company estimates the fair value of its stock options and employee share purchases using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including stock price volatility, estimated life and estimated forfeitures of each option and employee share purchase. Prior to the adoption of SFAS 123(R), the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”   Accordingly, compensation cost was not recognized for options granted at fair market value.

For the fiscal quarter ended January 21, 2006, the Company recorded stock-based compensation of $66,000 ($49,000 net of related income tax benefit). The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $0.4 million over the next two fiscal years.

Executive Overview

The results of operations for the first quarter of fiscal 2006 reflect the significant investments made by the Company in its field and corporate operations in an effort to foster improved growth and sustained profitability. The Company reported an operating loss of $0.2 million for the fiscal quarter ended January 21, 2006 as compared to operating income of $1.1 million for the fiscal quarter ended January 22, 2005. This decline in operating income is largely attributable to increases in costs associated with strategic staff additions the Company has made in its domestic operations in an effort to support longer term growth trends and profitability. As of the end of the first quarter of fiscal 2006, the Company had increased its domestic field staff by 12% as compared to the end of the first quarter of fiscal 2005. Over half of these field staff additions were in support of the Company’s permanent placement service line of business with the remainder focused on developing the temporary staffing business line.

It is important to note that the Company’s business tends to be seasonal, with sales for the first fiscal quarter typically lower than other fiscal quarters due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact job orders received by the Company, particularly in the light industrial sector. Demand for temporary staffing has historically tended to grow during the second and third fiscal quarters and has been greatest during the Company’s fourth fiscal quarter due largely to the planning cycles of many of its customers. Furthermore, the Company’s fourth fiscal quarter consists of 16 or 17 weeks, while the first, second and third fiscal quarters consist of 12 weeks each. The Company’s operating profits have historically also tended to follow the seasonal sales trends with the bulk of the Company’s annual operating profits falling within the third and fourth fiscal quarters.  As a result of the typical sales cycle within the staffing industry, it is critical to invest in field office staff and growth initiatives during the first and second quarters in order to benefit from these investments during the third and fourth quarters of the fiscal year.

The Company believes that its investments in domestic field office staff are beginning to show initial results. Domestic revenue increased 4.6% during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 and domestic revenue from permanent placements increased 98% from $0.4 million for the fiscal 2005 first quarter to $0.8 million for the first quarter of fiscal 2006. Management currently expects domestic revenue to increase at a rate of 3% to 5% for the second quarter of fiscal 2006 as compared to the same period in fiscal 2005. The Company does not currently intend to add additional field office or corporate staff during the second quarter of fiscal 2006 unless warranted by specific growth opportunities and to enhance permanent placement business.

The first quarter operating results are also affected by the investments the Company is making in the development and implementation of a new, fully integrated, domestic business process management software platform. The system implementation is moving forward as planned with the human resources and core financials modules fully in place as of the end of the first quarter of fiscal 2006. Subsequent to the end of the quarter the Company also successfully implemented the accounts receivable modules. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to begin rollout starting late in the fourth quarter of fiscal 2006.

The overall results of operations for the first fiscal quarter of 2006 were in line with management’s plans and expectations. In spite of the decline in operating results during the first quarter of fiscal 2006 as compared to the fiscal 2005 first quarter, the Company’s fiscal 2006 goals call for improved revenue and profits as compared to fiscal 2005 and through the first quarter of fiscal 2006 the Company was on target with its goals.

The Company continues to enjoy a strong liquidity position at January 21, 2006 with no revolver debt in the US and aggregate available borrowing capacity of $16.2 million.

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

As of January 21, 2006, there are remaining current liabilities of the discontinued medical operations of $0.1 million, primarily for settled but unpaid claims.

Results of Continuing Operations

Fiscal Quarter Ended January 21, 2006 compared to Fiscal Quarter Ended January 22, 2005

Revenue increased $3.3 million or 2.4% for the first fiscal quarter of 2006 as compared to the fiscal 2005 quarter. Domestic revenue increased 4.6% driven largely by a 3.6% increase in billed hours coupled with a slight increase in average bill rates. International revenue decreased by 4.4% primarily as a result of a 9.2% decrease in revenue in the United Kingdom as a result of “offshoring” of certain staffing functions by a number of Westaff’s UK customers, partially offset by a 1% increase in sales in Australia. During the four quarters of fiscal 2005, Australia reported local currency double digit growth over the comparative prior year quarters. For the first quarter of fiscal 2006, that growth has slowed as a result of sales declines for some national account projects which have been completed.

Domestic revenue was negatively impacted by the August 2005 divestiture of one of the Company’s franchise operations. The Company currently expects domestic revenue to increase from 3% to 5% during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services increased $2.9 million or 2.6% for the fiscal 2006 quarter as compared to the fiscal 2005 quarter. Consolidated gross margin declined from 16.9% in the first quarter of fiscal 2005 to 16.8% in the first quarter of fiscal 2006. Domestic gross margin increased from 16.2% in the fiscal 2005 quarter to 16.4% in fiscal 2006, due largely to bill rate increases and a 98% increase in permanent placement fees from $0.4 million in the fiscal 2005 quarter to $0.8 million in 2006. Domestic state unemployment taxes as a percentage of direct labor increased 12.3% for the fiscal 2006 quarter as compared to the fiscal 2005 quarter, while domestic workers’ compensation rates were relatively flat. International margins declined due primarily to a change in the geographic mix of business, with a larger relative proportion of business coming from Westaff’s Australia operations which tend to have lower margins associated with its national account program.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit increased $0.4 million or 9.0 % primarily reflecting revenue growth for franchise offices of 6.3% coupled with slightly higher margins. As a percentage of consolidated revenue, franchise agents’ share of gross profit increased from 2.9% for the fiscal 2005 quarter to 3.1% for the fiscal 2006 quarter. Effective with the beginning of the second quarter of fiscal 2006, the Company acquired the operations of its two Houston franchise offices. As a result of this transaction, the Company has assumed the operating expenses associated with these offices but will no longer be incurring franchise agents’ share of gross profit for the Houston operation.

Selling and administrative expenses increased $1.2 million, or 7.0% for the 2006 quarter as compared to the 2005 quarter. As a percentage of revenue, selling and administrative expenses were 13.0% for the fiscal 2006 quarter and 12.4% for the fiscal 2005 quarter. The increase is primarily due to increased domestic salaries and related expenses associated with staff additions to support the Company’s goals of driving both temporary and permanent sales in the US. As of the end of the first quarter of fiscal 2006 compared to the end of the first quarter of fiscal 2005, the Company had increased its domestic field staff by 12%. Over half of these field staff additions were in support of the Company’s permanent placement service line of business with the remainder focused on developing the temporary staffing business line. The Company believes that these staff additions represent important investments in its field operations in an effort to foster stronger growth and profitability during the Company’s seasonally strongest third and fourth quarters. Excluding the effect of the acquisition of the Houston franchise offices noted above, the

Company does not currently intend to add additional field office or corporate staff during the second quarter of fiscal 2006 unless warranted by specific growth opportunities and to enhance permanent placement business.

Depreciation and amortization increased $0.2 million or 21.9% primarily as a result of the depreciation of the new business process management system modules placed into service to date.

Interest expense decreased $0.1 million or 22.0% primarily as a result of decreased average borrowings during the fiscal 2006 quarter somewhat offset by higher average interest rates.

For the fiscal quarter ended January 21, 2006, the Company recorded an income tax benefit of $0.1 million on pre-tax loss of $0.5 million, representing estimated domestic tax benefits partially offset by estimated taxes on income in the United Kingdom. The fiscal quarter ended January 22, 2005 includes a charge for income taxes of $0.2 million on pre-tax income of $0.8 million.

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

The Company finances its operations primarily through cash generated by its operating activities and borrowings under its revolving credit facilities. Net cash provided by operating activities from continuing operations was $6.6 million for the 12 weeks ended January 21, 2006 and $0.9 million for the 12 weeks ended January 22, 2005. Reduced cash outflows for the fiscal 2006 workers’ compensation program coupled with $1.2 million in cash inflows relating to the conversion of cash collateral to letters of credit more than offset the decline in net income and slightly lower collections of accounts receivable as compared to the fiscal 2005 quarter.

Cash used for capital expenditures, which are primarily for business process management (BPM) system initiatives, other software, computers and peripherals, and office furniture and equipment, totaled $1.8 million for the 12 weeks ended January 21, 2006 as compared to $1.2 million for the same period in fiscal 2005. The increase in capital expenditures during fiscal 2006 is primarily due to continued work in process on the implementation of a new BPM system that the Company began in late fiscal 2004. The Company currently anticipates capital expenditures will be approximately $6.0 million for the fiscal 2006 year.

From time to time, the Company has generated cash through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner. During the first quarter of fiscal 2005, the Company sold one of its franchise operations back to the franchise agent for cash proceeds of $1.0 million. The Company secured the franchise agents’ note payable obligation to the bank that funded the purchase through a $1.0 million letter of credit that is declining as the note obligation is paid by the franchise agent. The $1.0 million gain on the sale of the franchise operations has been deferred, and is being recognized as the note obligation payments are made. As of January 21, 2006, the balance on the letter of credit was $0.9 million.

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

Effective March 1, 2006, the Company and its lenders executed an eighth amendment to the Multicurrency Credit Agreement. Among other things, the amendment reset minimum EBITDA covenants for fiscal 2006 and beyond, adjusted the fixed charge coverage ratio for the Company’s second quarter of fiscal 2006, extended the credit facility for one additional year and added an additional pricing grid that will allow the Company to benefit from reduced interest rates and letter of credit fees upon achieving certain minimum EBITDA targets. Additionally, the amendment increased the maximum amount of the US Revolving Loan Commitment by $5 million to $55 million and increased the letter of credit sublimit from $40 million to $45 million. The Company was not in compliance with its minimum EBITDA covenant as of the end of the first quarter of fiscal 2006 and the amendment included a waiver of this covenant violation.

As of January 21, 2006, the Company had $4.7 million outstanding under its revolving credit facilities, virtually all of which was attributable to the Company’s Australia revolving credit facility. As of January 21, 2006, the Company had consolidated available borrowing capacity of $16.2 million consisting of $7.5 million for the U.S. operations, $3.9 million for the U.K. operations and $4.8 million for the Australia operations.

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on January 21, 2006 was 14.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

The Company works to balance its worldwide cash needs through dividends from and loans to its international subsidiaries. These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the Company’s senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The US operations cannot directly draw on the excess borrowing availability of the UK or Australian operations; however, the Company may request dividends from the UK. The US can also request repayments on intercompany balances due from its international subsidiaries, subject to their cash flow needs and regulatory restrictions. During the first quarter of fiscal 2006, Westaff’s Australia subsidiary repaid approximately $0.7 million of intercompany interest and royalties.

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal years 2006 and 2005). Each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its obligations through the use of irrevocable standby letters of credit, surety bonds or cash.

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

As of January 21, 2006, the Company had outstanding $35.3 million of letters of credit to secure all outstanding obligations under its workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances, the Company may be required to increase its letters of credit to $40 million. The Company will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

Under the terms of the Company’s fiscal 2006 policy year insurance program, the Company is required to make total cash payments of $4.9 million during fiscal 2006 in equal monthly installments, which commenced on November 1, 2005. Cash payments for 2006 policy year claims will be paid directly by the Company.

The Company believes that the current borrowing capacity provided under its credit facilities, together with cash generated through operations, will be sufficient to meet the Company’s working capital needs for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure relates to interest rate risk. At January 21, 2006, the Company’s outstanding debt under variable-rate interest borrowings was approximately $6.7 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1million on an annual basis. The Company’s exposure to market risk for changes in interest rates is not significant with respect to interest income, as its investment portfolio is not material to its consolidated balance sheet. The Company currently has no plans to hold an investment portfolio that includes derivative financial instruments.

For the 12 weeks ended January 21, 2006, the Company’s international operations comprised 22.3% of its revenue and, as of the end of that period, 23.3% of its total assets. The Company is exposed to foreign currency risk primarily due to its investments in foreign subsidiaries. The Company’s multicurrency credit facility, which allows the Company’s Australia and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. The Company does not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, the Company has not entered into any transactions with derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 21, 2006 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended January 21, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

In September 2005, Westaff’s Australian subsidiary, together with several other entities, was named in a claim for contributions asserted by ADI Ltd. The litigation originated in May 1998, when a fire occurred at sea on board an Australian Navy ship. The fire resulted in the death of four crewmen, and extensive damage to the ship. An investigation determined that the fire was caused by the failure of fuel hoses installed by ADI in the ship’s engine room. The Commonwealth of Australia field a claim against ADI which is estimated to have a value of approximately A$31 million. The investigation further found that mistakes were made in the installation process, including those of a technical supervisor placed by Westaff with ADI. ADI alleges that if it is liable to the Commonwealth, then Westaff is vicariously liable for the supervisor’s negligence. A defense to the claim has been filed on behalf of Westaff. Trial is scheduled for September 2006.

During the first quarter of fiscal 2006, the Company was notified by its primary insurance carrier that coverage would be provided, pending confirmation of certain factual information. The Company is continuing to work with its excess carrier to evaluate the extent of potential additional coverage available, if necessary.

At this stage of the litigation, it is premature to gauge the extent of potential liability of ADI and the other defendants, including Westaff, in the event of an unfavorable outcome.

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

WESTAFF, INC.

March 7, 2006	/s/ Dirk A. Sodestrom
Date	Dirk A. Sodestrom
Senior Vice President and Chief Financial Officer