Form 10-Q
period 2006-04-15
WESTAFF INC
filed 2006-05-30
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 15, 2006

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

Large accelerated file   ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 26, 2006
Common Stock, $0.01 par value	16,489,212 shares

WESTAFF, INC. AND SUBSIDIARIES

INDEX

Part I.

Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -
April 15, 2006 and October 29, 2005

Condensed Consolidated Statements of Operations -
12 and 24 weeks ended April 15, 2006 and April 16, 2005

Condensed Consolidated Statements of Cash Flows -
24 weeks ended April 15, 2006 and April 16, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.

Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands except per share amounts)

	April 15,	October 29,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,682	$3,014
Trade accounts receivable, less allowance for doubtful accounts of $1,019 and $997	69,765	83,416
Income taxes receivable	59	82
Deferred income taxes	5,096	5,097
Prepaid expenses	3,538	3,847
Other current assets	2,043	1,337
Total current assets	87,183	96,793

Property and equipment, net	14,959	15,184
Deferred income taxes	11,944	11,951
Goodwill	13,154	11,770
Other long-term assets	1,406	3,084
Total Assets	$128,646	$138,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$3,879	$8,568
Current portion of capital lease obligations	317	343
Accounts payable	2,354	3,755
Accrued expenses	40,343	42,609
Income taxes payable	340	817
Liabilities of discontinued operations	24	75
Total current liabilities	47,257	56,167

Note payable to related party	2,000	2,000
Long-term capital lease obligations	1,053	1,174
Other long-term liabilities	17,436	17,820
Total liabilities	67,746	77,161

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000 shares
Common stock, $0.01 par value; authorized: 25,000 shares; issued and outstanding: 16,406 shares at April 15, 2006 and 16,378 at October 29,2005	164	164
Additional paid-in capital	37,972	37,803
Deferred stock compensation	—	(54)
Retained earnings	23,489	24,151
Accumulated other comprehensive loss	(725)	(443)
Total stockholders’ equity	60,900	61,621
Total Liabilities and Stockholders’ Equity	$128,646	$138,782

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2006	2005	2006	2005

Revenue	$138,635	$135,521	$277,236	$270,826

Costs of services	114,559	112,368	229,922	224,816

Gross profit	24,076	23,153	47,314	46,010

Franchise agents’ share of gross profit	4,006	4,056	8,339	8,030
Selling and administrative expenses	19,043	18,190	37,000	34,975
Depreciation and amortization	1,174	956	2,344	1,915

Operating income (loss) from continuing operations	(147)	(49)	(369)	1,090

Interest expense	248	282	557	677
Interest income	(31)	(23)	(49)	(43)

Income (loss) from continuing operations before income taxes	(364)	(308)	(877)	456
Income tax provision (benefit)	(98)	20	(215)	216

Income (loss) from continuing operations	(266)	(328)	(662)	240

Loss from discontinued operations	—	(43)	—	(105)

Net income (loss)	$(266)	$(371)	$(662)	$135

Earnings (loss) per share:
Continuing operations
Basic	$(0.02)	$(0.02)	$(0.04)	$0.01
Diluted	$(0.02)	$(0.02)	$(0.04)	$0.01

Discontinued operations - basic and diluted	$—	$—	$—	$—

Net income (loss) - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$0.01

Weighted average shares outstanding - basic	16,394	16,302	16,386	16,175
Weighted average shares outstanding - diluted	16,394	16,302	16,386	16,378

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	24 Weeks Ended
	April 15,	April 16,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(662)	$135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	136	—
Depreciation and amortization	2,344	1,937
Provision for losses on doubtful accounts	262	269
(Gain) loss on sale or disposal of assets	12	(35)
Income from sales of affiliate operations	(95)	(12)
Other	(167)	(72)
Changes in assets and liabilities:
Trade accounts receivable	12,919	10,973
Other assets	1,563	(8,629)
Accounts payable and accrued expenses	(2,930)	(789)
Income taxes payable	(474)	(232)
Other liabilities	37	(73)

Net cash provided by operating activities	12,945	3,472

Cash flows from investing activities
Capital expenditures	(2,859)	(2,682)
Proceeds from sales of affiliate operations	22	1,054
Payment for purchase of affiliate operations	(1,484)	(7)
Other, net	(292)	194

Net cash used by investing activities	(4,613)	(1,441)

Cash flows from financing activities
Net repayments under line of credit agreements	(4,545)	(5,498)
Principal payments on capital lease obligations	(148)	(232)
Issuance of common stock	88	646
Other	—	(8)

Net cash used by financing activities	(4,605)	(5,092)

Effect of exchange rate changes on cash	(59)	110

Net change in cash and cash equivalents	3,668	(2,951)
Cash and cash equivalents at beginning of period	3,014	6,993
Cash and cash equivalents at end of period	$6,682	$4,042

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands except per share amounts)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of April 15, 2006 and for the 12 and 24-week periods ended April 15, 2006 and April 16, 2005 are unaudited.

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

Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 and 24 week period ended April 15, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

In June 2005, the Company sold its subsidiary operations in Norway and Denmark. As a result, the Company has classified these operations as discontinued operations and, accordingly has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying condensed consolidated financial statements and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the condensed consolidated statements of cash flows.

2.              Stock-Based Compensation

The Company’s 1996 Stock Option/Stock Issuance Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company’s common stock at the date of grant. Although nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant, the Company has historically issued option grants with exercise prices equal to fair market value on the date of grant. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in thirty-six equal monthly installments. No option may have a term in excess of 10 years.

Under the Company’s 1996 Employee Stock Purchase Plan, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semiannual purchase period. The purchase price will equal the lower of 85% of the fair market value at the beginning of the purchase period or on the last day of the purchase period. The plan provides for the issuance of up to 750 shares of the Company’s common stock. As of April 15, 2006, shares issued under the plan totaled 641.

Effective October 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. SFAS 123(R) requires the Company to recognize compensation expense for its stock options, restricted stock awards and employee stock purchase shares outstanding, but not yet vested, as of the date of adoption and for future stock option and awards grants and employee stock purchase shares.

Activity in the Company’s stock option plan for the 24 weeks ended April 15, 2006 was as follows:

			Weighted average	Aggregate
		Weighted average	remaining contractual	intrinsic
	Shares	exercise price	term (years)	value

Options outstanding at October 29, 2005	640	$3.69
Granted	—
Exercised	(10)	2.78
Cancelled	(34)	2.99
Options outstanding at April 15, 2006	596	$3.74	6.65	$435
Exercisable at April 15, 2006	406	$3.94	5.64	$303

Intrinsic value is defined as the difference between the current market value and the grant price. At April 15, 2006, the Company had 20 restricted stock shares outstanding with an intrinsic value of $15 and recorded liabilities for withholdings under its employee stock purchase plan representing 39 shares at a weighted average exercise price of $3.39 with an estimated aggregate intrinsic value of $22.

For the 12 weeks ended April 15, 2006, the Company recorded stock-based compensation of $70 ($54 net of related income tax benefit), and for the 24 weeks ended April 15, 2006, the Company recorded stock-based compensation of $136 ($105 net of related income tax benefit). Stock-based compensation expense is included in selling and administrative expenses. The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $328 over the next two fiscal years.

Prior to the adoption of SFAS 123(R), the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, compensation cost was not recognized for options granted at fair market value. The following table represents pro forma net income and pro forma earnings per share for the fiscal quarter ended April 16, 2005 as if compensation cost had been determined using the fair value method:

	12 Weeks Ended	24 Weeks Ended
	April 16,	April 16,
	2005	2005

Net income (loss) as reported	$(371)	$135
Stock-based compensation determined under the fair value method	65	(33)
Pro forma net income (loss)	$(306)	$102

Income (loss) per common share:
Basic and diluted - as reported	$(0.02)	$0.01
Basic and diluted - pro forma	$(0.02)	$0.01

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

3.              Goodwill

The following summarizes the change in goodwill during the 24 weeks ended April 15, 2006:

	Domestic
	Business Services	Australia	Total

Balance at October 29, 2005	$10,797	$973	$11,770
Effect of foreign currency translation	—	(35)	(35)
Acquisition of affiliate operations (See Note 12)	1,419	—	1,419
Balance at April 15, 2006	$12,216	$938	$13,154

The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.              Discontinued Operations

In June 2005, the Company sold its Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2,700. Additionally, as a part of the sale transaction, Westaff Norway repaid approximately $610 of intercompany debt to Westaff USA. Of the total proceeds, approximately $220 is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, net of any claim payments, are scheduled to be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1,163.

As required by the terms of the Company’s Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company’s revolving credit facility. In accordance with EITF 87-24, the Company has allocated interest expense to the discontinued operations of $31 and $58 for the 12 weeks and 24 weeks ended April 16, 2005, respectively.

Summarized information on the Norway and Denmark discontinued operations is as follows:

	12 Weeks Ended	24 Weeks Ended
	April 16,	April 16,
	2005	2005

Revenue	$2,803	$5,741

Costs and expenses	2,846	5,846

Loss from discontinued operations	$(43)	$(105)

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500 per claim for fiscal 2006 and fiscal 2005). The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations. As of April 15, 2006 and October 29, 2005, workers’ compensation liabilities were approximately $21,000 and $19,600 respectively, of which $14,200 is included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid within one year of the balance sheet date.

Each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. At April 15, 2006, the Company had $35,253 of letters of credit securing its domestic workers’ compensation obligations.

6.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		24 Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2006	2005	2006	2005

Income (loss) from continuing operations	$(266)	$(328)	$(662)	$240

Denominator for basic earnings per share - weighted average shares	16,394	16,302	16,386	16,175

Effect of dilutive securities: stock options and awards	—	—	—	203
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,394	16,302	16,386	16,378

Earnings (loss) per share from continuing operations
Basic	$(0.02)	$(0.02)	$(0.04)	$0.01
Diluted	$(0.02)	$(0.02)	$(0.04)	$0.01

Anti-dilutive weighted shares excluded from diluted earnings (loss) per share	354	252	348	79

7.              Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 15,	April 16,	April 15,	April 16,
	2006	2005	2006	2005

Net income (loss)	$(266)	$(371)	$(662)	$135
Currency translation adjustments	(222)	(5)	(282)	262
Comprehensive income (loss)	$(488)	$(376)	$(944)	$397

8.              Credit Agreement

On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65,000, expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50,000 U.S. Revolving Loan Commitment, a £2,740 U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4,000 at the date of the agreement), and a $5,000 term loan (the Term Loan), which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12,000 revolving credit facility (U.S. dollar equivalent of approximately $6,000 at the date of the agreement). Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

Effective March 1, 2006, the Company and its lenders executed an eighth amendment to the Multicurrency Credit Agreement. Among other things, the amendment reset minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenants for fiscal 2006 and beyond, adjusted the fixed charge coverage ratio for the Company’s second quarter of fiscal 2006, extended the credit facility for one additional year to May 2008 and added an additional pricing grid that will allow the Company to benefit from reduced interest rates and letter of credit fees upon achieving certain minimum EBITDA targets. Additionally, the amendment increased the maximum amount of the U.S. Revolving Loan Commitment by $5,000 to $55,000 and increased the letter of credit sublimit from $40,000 to $45,000. The Company was not in compliance with its minimum EBITDA covenant as of the end of the first quarter of fiscal 2006 and the amendment included a waiver of this covenant violation.

9.              Related Party Transactions

The Company also has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2,000. The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on April 15, 2006 was 14.75%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

As discussed in Note 4 above, the Company sold its Norway and Denmark operations in June 2005, and has classified these as discontinued operations. Prior to the sale, these operations were included in the Other International reportable segment disclosures.

The following table summarizes reporting segment data with the 12 and 24 weeks ended April 16, 2005 restated to exclude the Norway and Denmark operations:

	Domestic	United		New	Continuing
	Business Svcs.	Kingdom	Australia	Zealand	Operations

12 Weeks Ended April 15, 2006

Revenue	$108,885	$9,004	$19,303	$1,443	$138,635
Operating income (loss) from continuing operations	$(38)	$21	$(200)	$70	$(147)

12 Weeks Ended April 16, 2005

Revenue	$102,687	$9,951	$21,088	$1,795	$135,521
Operating income (loss) from continuing operations	$(606)	$124	$336	$97	$(49)

24 Weeks Ended April 15, 2006

Revenue	$216,669	$17,920	$39,869	$2,778	$277,236
Operating income (loss) from continuing operations	$(625)	$326	$(157)	$87	$(369)

24 Weeks Ended April 16, 2005

Revenue	$205,749	$19,771	$41,469	$3,837	$270,826
Operating income (loss) from continuing operations	$(49)	$470	$492	$177	$1,090

11.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability, and fidelity losses.

The Company previously reported a claim for contribution asserted against Westaff’s Australian subsidiary and several other entities by ADI Ltd. The litigation originated in May 1998, when a fire occurred at sea on board an Australian Navy ship. The fire resulted in the death of four crewmen and extensive damage to the ship. ADI alleged that the negligence of a supervisor placed by Westaff with ADI contributed to the accident. In May 2006, ADI and Westaff agreed to settle ADI’s claim for approximately $37, and the Company believes its insurance coverage will be sufficient to cover this amount.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar 2005 and 2004, which would result in additional unemployment taxes of approximately $900. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of April 15, 2006.

Other than the actions listed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, litigation, brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees. Management believes the resolution of these matters will not have a material adverse effect on the Company’s financial statements.

12.       Acquisition

Effective January 23, 2006, the Company acquired certain assets of Peggy Fruhwirth Enterprises, Inc., previously a Westaff franchise located in Houston, Texas. The Company paid $1,500 in cash for the assets and the selling shareholders’ noncompete agreements. Furthermore, the Company agreed to pay a contingent earn-out based on the level of financial performance achieved by the business through September 30, 2006. The Company believes the terms and conditions of the preexisting relationship were consistent with other relationships the Company has with other franchisees, and accordingly has not recorded a settlement gain or loss. The transaction resulted in the Company recording $1,414 of goodwill, $65 of intangible assets and $21 of fixed assets. The contingent earn-out is expected to be paid in the fourth quarter of fiscal 2006. The Company has not completed its valuation of the acquired assets and has preliminarily recorded the excess purchase price as goodwill. The Company anticipates that the final purchase price allocation will be completed in the third quarter of fiscal 2006.

13.       Subsequent Event

On May 1, 2006, the Company announced that it has implemented a reduction in selling, general and administrative costs, principally by reducing headcount in support functions, primarily at our corporate headquarters. As a result, the Company expects to incur severance costs associated with the restructuring of approximately $314 in the third quarter of fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. These statements are only predictions, and actual events or results may differ materially. The forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to current facts. They use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These forward-looking statements are made based on information available as of the date of this report and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. Investors should bear this in mind as they consider forward-looking statements.

These risks and uncertainties include, but are not limited to, those discussed in the section titled “Risk Factors” included below and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties faced by us.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes included elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

Company Overview

We provide staffing services primarily in suburban and rural markets through a network of Company-owned, franchise agent and licensed offices in the United States, United Kingdom, Australia and New Zealand. We offer a wide range of staffing solutions, including permanent placement, replacement and temporary staffing, primarily focused on recruiting and placing light industrial and clerical/administrative personnel. The Company has over 55 years of experience in the staffing industry and annually puts more than 125,000 people to work through 240 field offices. Our corporate headquarters provides support services to the field offices in areas such as marketing, human resources, risk management, legal, national sales, accounting, and information technology.

To complement our service offerings, which include temporary staffing, permanent placement, temp-to-hire services, payroll services and on-location programs, we utilize a number of tools focused on increasing our pool of qualified candidates. Additionally, we employ a robust, targeted marketing program as well as a consultative sales process, and both of these tools assist in our sales efforts to new and existing customers. Management believes all of these tools enhance our competitive edge and position us to effectively pursue high growth market niches.

The staffing industry is highly competitive with generally few barriers to entry, which contributes to significant price competition and lower margins as competitors attempt to maintain or gain market share. While the pressure on gross margins continues in 2006, particularly in the United Kingdom and Australian marketplaces, we have noted margin improvements in the United States and New Zealand. On a prospective basis, we believe our focus on increasing permanent placement services, improving results from underperforming field offices and prudently managing costs will allow us to improve our operating margins.

It is important to note that our business tends to be seasonal with sales for the first fiscal quarter typically lower than other fiscal quarters due to national holidays as well as plant shutdowns during and after the holiday season. These shutdowns and post-holiday season declines negatively impact customer orders received by us, particularly in the light industrial sector. Demand for staffing services has historically tended to grow during the second and third fiscal quarters and has been greatest during the fourth fiscal quarter due largely to the planning cycles of many of our customers. Furthermore, our fourth fiscal quarter consists of 16 or 17 weeks, while the first, second and third fiscal quarters consist of 12 weeks each.

Domestically, payroll taxes and related benefits fluctuate with the level of payroll costs, but tend to represent a smaller percentage of revenue and payroll costs later in our fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse and positive loss development of prior period claims during a subsequent quarter may also contribute to the volatility in our estimated workers’ compensation expense.

Our operating results may fluctuate due to a number of factors such as:

•                  seasonality, especially in our light industrial business,

•                  wage limits on statutory payroll taxes,

•                  claims experience for workers’ compensation,

•                  demand and competition for our services, and

•                  the effects of acquisitions.

In addition, our operating results have also historically tended to follow seasonal sales trends with the bulk of annual operating profits falling within the third and fourth fiscal quarters.

Management believes that, as a result of the typical sales cycle within the staffing industry, it is critical to invest in field office staff and growth initiatives during the first and second fiscal quarters in order to benefit from these investments during the third and fourth quarters of the fiscal year.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation costs, collectibility of accounts receivable, bad debts, goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to these policies during fiscal year 2006 to date.

For more information on these policies, please see Note 1 of Notes to Consolidated Financial Statements, located in Item 8 of Part II of our Form 10-K for the fiscal year ended October 29, 2005.

Revenue Recognition - We record revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by our Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired on directly by the customer. Permanent placement fees are recognized when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically four weeks.

We account for our revenue and the related direct costs of our franchise arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, Recording Revenue Gross as a Principal versus Net as an Agent. We first assess whether we act as a principal in our transactions or as an agent acting on the behalf of others. When we are the principal in a transaction and have the risks and rewards of ownership, we record the transaction gross in our income statement. Where we act merely as an agent, only the net fees earned are recorded in the income statement. Under our traditional franchise agreement, we have the direct contractual arrangements with our customers and the contracts are binding on us. We are also the employer of all temporary employees in the franchise agents operations and, as such, are obligated for the temporary employee payroll, related payroll taxes and the risk of loss for accounts receivable collection. As we retain the risks and rewards of ownership, the revenue and direct expenses of our franchise agents are included in our Results of Operations. Each accounting period, we remit to each franchisee either a portion of the gross margin or a portion of the sales generated by its office(s), based on what the relevant franchise agreement dictates.

Workers’ Compensation Reserves - We self-insure the deductible amount related to workers’ compensation claims, which was $500,000 per claim for policy years 2006 and 2005 and $750,000 per claim for policy year 2004. We maintain reserves for workers’ compensation costs based upon actuarial methods utilized to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors, based on the historical claims experience of the Company and the staffing industry, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. The calculated ultimate liability is calculated for each policy year and is then reduced by the cumulative claims payments to determine the required reserves. We evaluate the reserve and the underlying assumptions regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. While we believe that the recorded reserves are adequate, there can be no assurances that future, unfavorable changes to estimates relied upon in the determination of these reserves will not occur.

Collectibility of Accounts Receivable - We provide an allowance for doubtful accounts on accounts receivable based on an estimation of losses, which could occur if customers are unable to make required payments. We evaluate this allowance on a regular basis throughout the year and make adjustments as the evaluation warrants. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Our estimates are influenced by numerous factors including our large, diverse customer base, which is disbursed across a wide geographical area. For the 24 weeks ended April 15, 2006, no single customer accounted for more than 10% of revenue or 10% of accounts receivable at April 15, 2006.

Goodwill and Intangible Assets - Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite lives continue to be amortized over their estimated useful lives.

Income Taxes - We account for income taxes by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in our financial statements or tax returns. As required under SFAS No. 109, Accounting for Income Taxes, we measure these expected future tax consequences based upon provisions of tax law as currently enacted. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. We also provide a reserve for tax contingencies when we believe a probable and estimatable exposure exists.

Reserves for Contingent Legal and Regulatory Liabilities - There are various claims, lawsuits and pending actions against Westaff incident to its operations for which we have recorded liabilities that we believe are appropriate. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Accounting Changes

Effective October 30, 2005, we adopted SFAS No. 123(R) (revised 2004) Share-Based Payment using the modified prospective transition method of adoption, which does not require restatement of prior periods. This requires us to recognize compensation expense for stock options granted, restricted stock awards and employee stock purchase shares outstanding, but not yet vested on the date of adoption and for future stock option and award grants and employee stock purchase shares. See Note 2, Stock-based Compensation, in the accompanying notes to the condensed consolidated financial statements for further information.

For the 12 weeks ended April 15, 2006, we recorded stock-based compensation expense of $70,000 ($54,000 net of related income tax benefit), and for the 24 weeks ended April 15, 2006 we recorded $136,000 ($105,000 net of related income tax benefit). The total compensation cost related to non-vested stock options and awards not yet recognized is currently estimated at $0.3 million over the next two fiscal years.

Results of Operations - 12 weeks ended April 15, 2006 and April 16, 2005

Total revenue for the 12 weeks ended April 15, 2006 was $138.6 million, an increase of 2.3% or $3.1 million over the same period in the prior year. Domestic revenue increased by 6.0% or $6.2 million driven largely by a 3.9% increase in temporary billed hours, a 1.2% increase in average temporary billing rates and a 151% increase in permanent placement revenue. Our domestic revenue growth is attributable to the investments we continue to make in our field operations, including an increase in our staff assigned to our field offices. Some of these individuals are permanent placement consultants, which accounts for the significant growth in our permanent placement revenue. Offsetting a portion of the domestic revenue growth was a decrease in international revenue of 9.4% or $3.1 million. This decrease was caused by a 6.7% decrease in temporary billed hours partially offset by a 10.9% increase in permanent placement revenue. The decrease in billable hours is primarily due to the competitive pressures faced in all three international countries. The increase in permanent placement revenue is primarily due to a 20.2% increase noted in Australia, attributable to an increase in staff focused on the permanent placement business.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment, workers’ compensation insurance and other employee-related costs. Costs of services as a percentage of revenue decreased slightly from 82.9% in the second quarter of fiscal 2005 to 82.6% in fiscal 2006, primarily as a result of increased permanent placement revenues, which result in few direct costs. Gross profit increased by 4.0% or $0.9 million over the second quarter of fiscal 2005, while the gross profit margin increased from 17.1% in 2005 to 17.4% over the same period. Domestic gross profit increased $2.1 million, with gross margin increasing from 16.5% in the fiscal 2005 quarter to 17.4% in fiscal 2006, due largely to revenue increases noted above without a corresponding increase in average pay rates, state unemployment rates and workers’ compensation costs, which compose the bulk of costs of services. Further, a $0.7 million increase in domestic permanent placement revenue also increased the gross margin, as there are only a small percentage of direct costs associated with this revenue. Offsetting a portion of this increase was a $1.2 million decrease in international gross profit, due primarily to a $0.5 million decrease in the United Kingdom gross profit and a $0.6 million decrease in Australian gross profit. Competitive pressures noted in both countries caused revenue declines, and the revenue that was maintained generally produced lower margins. We have initiatives in place within all our markets to improve the gross margins, which include increasing permanent placement revenue, improving the results of underperforming offices and more closely managing direct costs.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of revenue or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased slightly, from 3.0% of revenue in the 2005 fiscal quarter to 2.9% in the 2006 fiscal quarter. During the second fiscal quarter of 2006, we acquired our Houston, Texas franchised operations, which is a primary cause of the decrease as a percentage of revenue.

Selling and administrative expenses increased $0.9 million, or 4.7% for the 2006 fiscal quarter as compared to the 2005 quarter. As a percentage of revenue, selling and administrative expenses were 13.7% for the fiscal 2006 quarter and 13.4% for the fiscal 2005 quarter. The increase is primarily due to increased domestic salaries and related expenses resulting from additional staff in our field offices. We deliberately increased these personnel as a means to drive more sales and improve service, and this investment has resulted in the increased domestic revenue previously noted. As of the end of the second quarter of fiscal 2006 compared to the end of the second quarter of fiscal 2005, we had increased the domestic field staff by 9%. Over half of these field staff additions were in support of our permanent placement service line of business with the remainder focused on developing the temporary staffing business line. We believe these staff additions represent important investments, which will benefit the seasonally strongest third and fourth fiscal quarters. Following the end of the second fiscal quarter, we implemented a reduction in our selling, general and administrative costs, principally by reducing our headcount in support functions, primarily at our corporate headquarters. These reductions in costs are expected to yield in excess of $1.2 million of costs savings on an annualized basis.

Depreciation and amortization increased $0.2 million primarily as a result of depreciation and amortization related to the new, domestic business process management system, some modules of which have been placed into service. This new system has replaced our former systems for regular staff payroll, human resources, general ledger, purchasing, accounts receivable, and accounts payable. We are still developing the portion of the system that will replace our existing billing, temporary payroll and front office systems.

Interest expense decreased $34,000 or 12.1% primarily as a result of decreased average borrowings during the fiscal 2006 quarter, partially offset by higher average interest rates. We had no domestic borrowings under our line of credit at April 15, 2006, compared to $6.9 million of short-term borrowings at the close of the 2005 second fiscal quarter. Internationally, Australia had $3.9 million of short-term borrowings at April 15, 2006 compared to $2.6 million of borrowings at April 16, 2005, and the United Kingdom had minimal borrowings at April 15, 2006 versus $0.8 million outstanding at April 16, 2005.

Net loss for the fiscal quarter decreased to $0.3 million from a $0.4 million loss in the same quarter of fiscal 2005, due to decreased interest expense and a tax benefit in 2006 versus a tax provision in 2005. The tax benefit in the quarter is the result of income tax benefits on pre-tax losses both domestically and in Australia partially offset by estimated income taxes on income in the United Kingdom and New Zealand. Diluted loss per share was $(0.02) in both fiscal year quarters.

Results of Operations - 24 weeks ended April 15, 2006 and April 16, 2005

Total revenue was $277.2 million during the first 24 weeks of fiscal 2006, an increase of 2.4% or $6.4 million from the same period in 2005. Domestic revenue increased by 5.3% or $10.9 million driven largely by a 3.7% increase in billed hours, a 0.4% increase in average temporary billing rates and a 125.6% increase in permanent placement revenue. Our domestic revenue growth is attributable to an increase in our staff assigned to our field offices. Some of these individuals are permanent placement consultants, which account for the significant growth in our permanent placement revenue. Offsetting a portion of the domestic revenue growth was a decrease in international revenue of 6.9% or $4.5 million. This decrease was caused by a 6.7% decrease in temporary billed hours partially offset by a 9.6% increase in permanent placement revenue. The decrease in billable hours is primarily due to the competitive pressures faced in all three international countries. The increase in permanent placement revenue is primarily due to a 43.6% increase noted in Australia, attributable to an increase in staff focused on the permanent placement business.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services as a percentage of revenue decreased marginally to 82.9% during the first 24 weeks of fiscal 2006 from 83.0% from the same period in 2005. Gross profit increased marginally to 17.1% during the first 24 weeks of fiscal 2006 from 17.0% from the same period in 2005. Domestic gross profit increased by 9.3% or $3.1 million over the first 24 weeks of fiscal 2005, while the gross profit margin increased from 16.3% in fiscal 2005 to 16.9% in fiscal 2006, due largely to revenue increases noted above without a corresponding increase in average pay rates, state unemployment rates and workers’ compensation costs, which comprise the bulk of costs of services. Further, a $1.1 million increase in domestic permanent placement revenue also increased the gross margin, as there are only a small percentage of direct costs associated with this revenue. Offsetting a portion of the domestic gross profit increase was a $1.8 million decrease in international gross profit, due primarily to a $0.8 million decrease in the United Kingdom gross profit as well as a $0.8 million decrease in Australian gross profit. Competitive pressures in both countries caused revenue declines, and the revenue that was maintained generally produced lower margins. We have initiatives in place within all our markets to improve gross margins, which include increasing permanent placement revenue, improving the results of underperforming offices and more closely managing direct costs.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit remained stable at 3.0% of revenue for the first 24 weeks of fiscal 2006 compared to fiscal 2006 year-to-date.

Selling and administrative expenses increased $2.0 million, or 5.8% for the first 24 weeks of fiscal 2006 as compared to the same period in 2005. As a percentage of revenue, selling and administrative expenses were 13.3% for the first 24 weeks of fiscal 2006 and 12.9% for the corresponding period in fiscal 2005. The increase is primarily due to increased domestic salaries and related expenses resulting from additional staff in our field offices. We deliberately increased these personnel as a means to drive more sales and improve service, and this investment has resulted in the increased domestic revenue previously noted. We believe these staff additions represent important investments, which will benefit the seasonally strongest third and fourth fiscal quarters. Following the end of the second fiscal quarter, we implemented a reduction in our selling, general and administrative costs, principally by reducing our headcount in support functions, the majority of which are at our corporate headquarters. These reductions in costs are expected to yield in excess of $1.2 million of costs savings on an annualized basis.

Depreciation and amortization increased $0.4 million or 22.4% primarily as a result of depreciation and amortization related to the new, domestic business process management system, some modules of which have been placed in service. This new system has replaced our former systems for regular staff payroll, human resources, general ledger, purchasing, accounts receivable and accounts payable. We are still developing the portion of the system that will replace our existing billing, temporary payroll and front office systems.

Interest expense decreased $0.1 million or 17.7% primarily as a result of decreased average borrowings during fiscal 2006 partially offset by higher average interest rates. We had no domestic borrowings under our line of credit at April 15, 2006, compared to $6.9 million of short-term borrowings at the close of the 2005 second fiscal quarter. Internationally, Australia had $3.9 million of short-term borrowing at the close of the second fiscal quarter of 2006 compared to $2.6 million at the close of the 2005 second fiscal quarter, and the United Kingdom had minimal short-term borrowings compared to $0.8 million outstanding at April 15, 2005.

Net loss was $0.7 million for the first 24 weeks of fiscal 2006 compared to net income of $0.1 million for the first 24 weeks of fiscal 2005, due to the decreases in operating income discussed previously, partially offset by decreased interest expense and a tax benefit in 2006 versus a tax provision in 2005. The tax benefit for the 24 weeks ended April 15, 2006, is the result of income tax benefits on pre-tax losses both domestically and in Australia partially offset by estimated income taxes on income in the United Kingdom and New Zealand. For the first 24 weeks of fiscal 2006, there was a diluted loss per share of $(0.04) compared to diluted earnings of $0.01 for the same fiscal period of 2005.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of our temporary associates. Our traditional use of cash is for financing our accounts receivable, particularly during periods where sales are seasonally high. Our temporary associates are generally paid on a weekly basis; we bill our customers on a daily basis while payments from customers are generally received between 30 and 60 days after billing. Consequently, from time to time we may experience negative cash flow from operations.

Our cash position of $6.7 million at April 15, 2006, increased by $3.7 million over October 29, 2005. The increase in cash is due primarily to net cash provided by operating activities of $12.9 million, partially offset by capital expenditures, repayments under our line of credit agreements and payments for the purchase of affiliate operations.

Net cash provided by operating activities was $12.9 million for the 24 weeks ended April 15, 2006. Reduced cash outflows for the fiscal 2006 workers’ compensation program combined with significantly higher accounts receivable collections more than offset the net loss for the 24 weeks.

During the 24 weeks ended April 15, 2006, cash used for capital expenditures was primarily for the business process management system implementation, additional computer software and hardware and office furniture and equipment. These expenditures aggregated to $2.9 million during that period. Currently, we anticipate total capital expenditures to be $6.0 million to $7.0 million for fiscal year 2006.

On January 23, 2006, we acquired our Houston franchise operation, consisting of two branch offices. The purchase price was $1.5 million in cash plus a contingent earn-out payment based on the gross profit of the operations. The earn-out period concludes on September 30, 2006, and the estimated contingent payment is expected to be between $1.7 million and $2.3 million.

Capital Resources

In May 2002, we entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million, expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million U.S. Revolving Loan Commitment, a £2.7 million U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan (the “Term Loan”), which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the “A$ Facility Agreement”) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the agreement). Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

The credit facilities are secured by substantially all of the assets of the Company. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over our primary domestic, United Kingdom and Australian cash receipts accounts. Cash receipts into these accounts are applied against our respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into our disbursement accounts.

Effective March 1, 2006, we executed an eighth amendment to the Multicurrency Credit Agreement. Among other things, the amendment reset minimum EBITDA covenants for fiscal 2006 and beyond, adjusted the fixed charge coverage ratio for the second quarter of fiscal 2006, extended the credit facility for one additional year and added an additional pricing grid that will allow us to benefit from reduced interest rates and letter of credit fees upon achieving certain minimum EBITDA targets. Additionally, the amendment increased the maximum amount of the facility by $5.0 million to $55.0 million and increased the letter of credit sub-facility limit from $40.0 million to $45.0 million. We had not been in compliance with the minimum EBITDA covenant as of the end of the first quarter of fiscal 2006, and this amendment included a waiver of this covenant violation. We are currently in compliance with all covenants related to the Multicurrency Credit Agreement.

As of April 15, 2006, we had $3.9 million outstanding under our Multicurrency Credit Agreement, substantially all of which was attributable to borrowings under the Australian revolving credit facility. We had consolidated available borrowing capacity of $15.2 million consisting of $6.4 million for the domestic operations, $4.0 million for the United Kingdom operations and $4.8 million for the Australian operations.

We have an unsecured subordinated promissory note payable to our principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under our credit agreement plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the fiscal quarters. The interest rate in effect on April 15, 2006 was 14.75%. Payment of interest is contingent on our meeting minimum availability requirements as stated in the credit agreement. Additionally, payments of principal or interest are prohibited in the event of any default under the credit agreement.

Our current ratio increased to 1.8 from 1.7 when comparing the April 15, 2006 balance sheet to the October 29, 2005 balance sheet, a reflection of higher cash and cash equivalents coupled with lower short-term borrowings.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The domestic operations cannot directly draw on the excess borrowing availability of the United Kingdom or Australian operations, however, we may request dividends from our United Kingdom subsidiary. We can also request repayments on intercompany balances due from our international subsidiaries, subject to their cash flow needs and regulatory restrictions. During the second fiscal quarter, $0.5 million was paid to us by our international operations in the form of intercompany interest and royalties.

We are responsible for paying workers’ compensation costs for our temporary and regular employees and are self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal years 2005 and 2006). We are required by our insurance carriers to collateralize our potential workers’ compensation liabilities through the use of irrevocable standby letters of credit, surety bonds or cash.

As of April 15, 2006, we had outstanding $35.3 million of letters of credit to secure all outstanding obligations under our workers’ compensation program for all years except 2003, which has been fully funded subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances, we may be required to increase our letters of credit to $40.0 million. We will also have to make ongoing cash payments for claims for all other open policy years.

Under the terms of our fiscal 2006 policy year insurance program, we are required to make total cash payments of $4.9 million during fiscal 2006 in equal monthly installments, which commenced on November 1, 2005. Cash payments for 2006 policy year claims will be paid directly by us.

From time to time, we have generated cash through the sales of Company-owned offices to franchise owners or sales of territorial rights to a franchisee.

We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Management believes that current liquid assets, the funds anticipated to be generated from operations and borrowing capacity available under our credit agreement will be sufficient to meet our working capital needs for the foreseeable future.

Operating Activities

Our working capital position was $39.9 million at the end of the second fiscal quarter of 2006, compared to $40.6 million at October 29, 2005.

Days Sales Outstanding (“DSO,” a measure of how quickly accounts receivable are collected) decreased domestically to 41.6 days as compared to 44.7 days as of October 29, 2005. Internationally, DSO decreased to 44.9 days as compared to 55.0 days as of October 29, 2005. Consolidated accounts receivable decreased by $13.7 million or 16.4% net of the allowance for doubtful accounts, reflecting the seasonality of our business coupled with the impact of lower DSO.

Discontinued Operations

On June 15, 2005, we sold our Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway. Net proceeds from the sale were approximately $2.7 million. Additionally, as a part of the sale transaction, Westaff Norway repaid approximately $0.6 million of intercompany debt to Westaff US. Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims. The escrowed funds, net of any claim payments, will be remitted in June 2007. We recorded a net gain on the sale of $1.2 million. We have classified the operations as discontinued operations and, accordingly, have segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying financial statements and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the condensed consolidated statements of cash flows.

As required under the terms of the Multicurrency Credit Agreement, the net proceeds from the sale of the Norway and Denmark operations were used to pay down borrowings on our revolving credit facility. Interest expense has been allocated to these discontinued operations in accordance with EITF 87-24.

Risk Factors

Investing in our securities involves risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading “forward-looking” statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as “expect,” “intend,” “anticipate” and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

Price competition in the staffing industry continues to be intense, and pricing pressures from both competitors and customers could adversely impact our financial results.

The staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation. We compete in regional and local markets with large full service agencies, specialized temporary and permanent placement services agencies and small local companies. While some competitors are smaller than us, they may enjoy an advantage in discrete geographic markets because of a stronger local presence. Other competitors have greater marketing, financial and other resources than us that, among other things, could enable them to attempt to maintain or increase their market share by reducing prices. Furthermore, in past years there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing services purchases has in some cases made it more difficult for us to obtain or retain business.

We expect the level of competition to remain high in the future, and competitive pricing pressures will continue to make it difficult for us to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and state unemployment insurance. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

Workers’ compensation costs for temporary employees may continue to rise and reduce margins and require more liquidity.

In the United States, we are responsible for and pay workers’ compensation costs for our regular and temporary employees. In recent years, these costs have risen substantially as a result of increased claims, general economic conditions and governmental regulations. To date in fiscal 2006, the increase in the volume of claims has fallen despite an increase in our domestic revenue, yet the increases in cost per claim have continued. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which only covers claims for a particular event above a $500,000 deductible. Our workers’ compensation insurance expires November 1, 2007, and we cannot guarantee that we will be able to successfully renew such policy. Further, there are covenants associated with the continuation of the policy and there can be no guarantee that we will continue to meet those covenants going forward. Should our workers’ compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital that we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. As of April 15, 2006, our aggregate collateral requirements under these contracts have been secured through $35.3 million of letters of credit; however under certain circumstances, such as an inability to maintain minimum borrowing availability, we could be required to increase our letters of credit to $40 million. Further, our workers’ compensation program expires November 1, 2007, and as part of the renewal could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

Our reserves for workers’ compensation claims may be inadequate to cover our ultimate liability, and we may incur additional charges if the actual amounts exceed the reserved amounts.

We maintain reserves to cover our estimated liabilities for workers’ compensation claims based upon actuarial estimates of the future cost of claims and related expenses which have been reported but not settled, and that have been incurred but not yet reported. The determination of these reserves is based on a number of factors, including current and historical claims activity, medical cost trends and developments in existing claims. Reserves do not represent an exact calculation of liability and are affected by both internal and external events, such as adverse development on existing claims, changes in medical costs, claims handling procedures, administrative costs, inflation, legal trends and legislative changes. Reserves are adjusted as necessary to reflect new claims and existing claims development, and such adjustments are reflected in the results of the periods in which the reserves are adjusted. While we believe our judgments and estimates are adequate, if our reserves are insufficient to cover our actual losses, an adjustment could be charged to expense that may be material to our earnings.

We have significant working capital requirements and are heavily dependent upon our ability to borrow money to meet these working capital requirements.

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers.

We finance our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities. As of April 15, 2006, our total borrowing capacity was $15.2 million consisting of $6.4 million for the domestic operations, $4.0 million for the United Kingdom operations and $4.8 million for the Australian operations.

The amount we are entitled to borrow under our revolving credit facilities is calculated daily and is dependent on eligible trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. Furthermore, our receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and we would be less able to react to changes in the market or industry conditions.

The credit facilities contain covenants which, among other things, require us to maintain a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). We have, in the past, failed to comply with certain of these covenants and have been required to obtain a waiver or an amendment to the credit agreement from our lenders. Any future failure to comply with the covenants under our credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations. If we were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available or that such financing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, particularly in the United States, and have, in the past, been required to aggressively manage our cash to ensure adequate funds to meet working capital requirements. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and working to generate cash from a variety of other sources.

We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth fiscal quarters of the year. In addition, we are required to pledge amounts to secure letters of credit that collateralize certain workers’ compensation obligations, and these amounts may increase in future periods. Any such increase in pledged amounts or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

We assume the obligation to make wage, tax, and regulatory payments to our temporary employees and are then exposed to accounts receivable risks from our customers.

We generally assume responsibility for and manage the risks associated with our payroll obligations, including liability for payment of salaries and wages, payroll taxes as well as group health insurance. These obligations are fixed and become a liability of ours, whether or not the associated client where these employees have been assigned makes payments required by our service agreement, which exposes us to credit risks. We attempt to mitigate this risk by billing on a frequent basis, which typically occurs daily or weekly. In addition, we establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required and timely payments. Further, we carefully monitor the timeliness of our customers’ payments and impose strict credit standards. Finally, the majority of our accounts receivable is used to secure our revolving credit facilities, which we rely on for liquidity. If we fail to adequately manage our credit risks associated with accounts receivable, our financial position could be adversely impacted.

Any significant economic downturn could result in our customers using fewer staffing services, which could materially adversely affect our business.

Demand for staffing services is significantly affected by the general level of economic activity. As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees. Further, demand for permanent placement services also slows as the labor pool directly available to our customers increases, making it easier for them to identify new employees directly. Typically, we may experience increased pricing pressures from other staffing companies during periods of economic downturn, which could have a material adverse effect on our financial condition. The domestic economic recession of 2001 and 2002 did have a material adverse effect on our business. Additionally, in geographic areas where we derive a significant amount of business, a regional or localized economic downturn could adversely affect our operating results and financial position.

The cost of unemployment insurance for temporary employees may rise and reduce our margins.

In the United States, we are responsible for and pay unemployment insurance premiums for our temporary and regular employees. In recent years, these costs have risen as a result of increased claims, general economic conditions and government regulations. Should these costs continue to increase, there can be no assurance that we will be able to increase the fees charged to our customers in the future to keep pace with the increased costs, and if we do not, our results of operations and liquidity could be adversely affected.

We derive a significant portion of our revenue from franchise agent operations.

Franchise agent operations comprise a significant portion of our revenue. For the first twenty-four weeks of 2006, 28.9% of our total revenue was derived from franchise agent operations. In addition, our ten largest franchise agents for the first twenty-four weeks of fiscal 2006 (based on sales volume) accounted for 18.0% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 21.8% of our revenue during the first twenty-four weeks of fiscal 2006. Operations in foreign markets are inherently subject to certain risks, including in particular:

•                  different cultures and business practices,

•                  overlapping or differing tax structures,

•                  economic and political uncertainties,

•                  compliance issues associated with accounting and reporting requirements, and

•                  changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment.

All of our sales outside of the United States are denominated in local currencies and, accordingly, we are subject to risks associated with fluctuations in exchange rates, which could cause a reduction in our profits. There can be no assurance that any of these factors will not have a material adverse effect on our business, results of operations, cash flows or financial condition.

The loss of any of our key personnel could harm our business.

Our future financial performance is significantly impacted by our ability to attract, motivate and retain key management personnel including our Chief Executive Officer and other members of the senior management team. Competition for qualified management personnel is very competitive and in the event that we experience further turnover in senior management positions, we cannot assure you that we will be able to recruit suitable replacements on a timely basis. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until the new management becomes familiar with our business.

Our success is impacted by our ability to attract and retain qualified temporary and permanent personnel.

We compete with other staffing services to meet our customers’ needs, and we must continuously attract reliable candidates to meet the staffing requirements of our customers. Consequently, we must continuously evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us and accept regular staff employment with our customers. Competition for individuals with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to us in sufficient numbers and on acceptable terms to us. The failure to identify, recruit, train and place candidates as well as retain qualified temporary employees over a long period of time could materially adversely affect our business.

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time.

Our service agreements are generally cancellable on 30-days notice by the customer to us. As a result, our customers can terminate their agreement with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.

Our information technology systems are critical to the operations of our business.

Our domestic information management systems are essential for data exchange and operational communications with branches spread throughout the United States. We have replaced key component hardware and software including backup systems within the past twelve months and are currently working towards replacing further key components over the next twelve to eighteen months. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business; especially our ability to timely and accurately pay employees and bill customers. Further, any significant delay in our plans to replace the remaining key components could adversely affect the business. Issues with either require that we commit significant additional capital as well as management resources in order to resolve the interruption or delay.

We may be exposed to employment-related claims and costs that could materially adversely affect our business.

We are in the business of employing people and placing them in the workplace of other businesses on either a temporary or permanent basis. As a result, we are subject to a large number of laws and regulations relating to employment. The risks related to engaging in such business include but are not limited to:

•                  potential claims of discrimination and harassment,

•                  violations of health and safety, wage and hour laws,

•                  immigration related claims,

•                  criminal activity, and

•                  claims relating to actions by customers including misuse of proprietary information and misappropriation of assets.

In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, and therefore, could have a negative effect on our business. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we currently believe to be adequate. However, there can be no assurance that our insurance will be sufficient in amount or scope to cover these types of liabilities or that we will be able to secure insurance coverage for such risks on affordable terms. Furthermore, there can be no assurance that we will not experience these issues in the future or that they could have a material adverse effect on our business.

Our Founder and Chairman controls a significant amount of our outstanding stock thus allowing him to exert significant influence on our management and affairs.

Our Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, in excess of 38% of our outstanding stock. As the principal stockholder of Westaff,

Mr. Stover has the ability to materially influence all matters submitted to the stockholders for approval and to exert significant influence on our management and affairs. For example, Mr. Stover has the ability to sell his shares independently and to strongly influence the election of the Board of Directors and the appointment of executive management. He also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by Mr. Stover to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of the outstanding stock.

The market for our stock may be limited, and the stock price may continue to be extremely volatile.

The average daily trading volume for our common stock on the Nasdaq National Market was approximately 33,000 shares from January 1, 2006, through April 15, 2006. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. We believe that the common stock price has also been negatively affected by the fact that our stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

The compliance costs associated with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current Securities and Exchange Commission (“SEC”) regulations, beginning with our Annual Report for the fiscal year ended November 1, 2008, we expect to be required to furnish a report by our management on our internal control over financial reporting. Further, our external auditors will be required to audit that report and include their audit report within the fiscal 2008 Form 10-K. The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

We are a defendant in a variety of litigation and other actions from time to time, which may have a material adverse effect on our business, financial condition and results of operations.

We are regularly involved in a variety of litigation arising out of our business and, in recent years, have paid significant amounts as a result of adverse arbitration awards. We do not have insurance for some of these claims, and there can be no assurance that the insurance coverage we have will cover all claims that may be asserted against us. Should the ultimate judgments or settlements not be covered by insurance or exceed our insurance coverage, they could have a material adverse effect on our results of operations, financial position and cash flows. There can also be no assurance that we will be able to obtain appropriate and sufficient types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At April 15, 2006, our outstanding debt under variable-rate interest borrowings was approximately $5.9 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1 million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the 24 weeks ended April 15, 2006, our international operations comprised 21.8% of our revenue and, as of the end of that period, 19.9% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 15, 2006 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be publicly reported. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended April 15, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits. The principal risks that we insure against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability, and fidelity losses.

We previously reported a claim for contribution asserted against Westaff’s Australian subsidiary and several other entities by ADI Ltd. The litigation originated in May 1998, when a fire occurred at sea on board an Australian Navy ship. The fire resulted in the death of four crewmen and extensive damage to the ship. ADI alleged that the negligence of a supervisor placed by us with ADI contributed to the accident. In May 2006, ADI and we agreed to settle ADI’s claim for approximately $37,000, and we believe our insurance coverage will be sufficient to cover this amount.

Other than the action listed above, we are not currently a party to any material litigation. However, from time to time we have been threatened with, or named as a defendant in litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by former employees. Management believes the resolution of these matters will not have a material adverse effect on our financial statements.

Item 1A. Risk Factors

The disclosure in the section above titled “Risk Factors” in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

WESTAFF, INC.

May 30, 2006	/s/ John P. Sanders
Date	John P. Sanders
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.