Form 10-Q
period 2006-07-08
WESTAFF INC
filed 2006-08-22
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 8, 2006

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

(925) 930-5300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated file  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 18, 2006

Common Stock, $0.01 par value	16,531,170 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	July 8,	October 29,
	2006	2005
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,933	$3,014
Trade accounts receivable, less allowance for doubtful accounts of $1,067 and $997	69,899	83,416
Income taxes receivable	59	82
Deferred income taxes	5,334	5,097
Prepaid expenses	3,288	3,847
Other current assets	3,171	1,337
Total current assets	90,684	96,793

Property and equipment, net	14,713	15,184
Deferred income taxes	12,143	11,951
Goodwill	11,995	11,770
Other long-term assets	2,740	3,084
Total Assets	$132,275	$138,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$2,286	$8,568
Current portion of capital lease obligations	319	343
Accounts payable	2,825	3,755
Accrued expenses	43,477	42,684
Income taxes payable	309	817
Total current liabilities	49,216	56,167

Note payable to related party	2,000	2,000
Long-term capital lease obligations	975	1,174
Other long-term liabilities	17,232	17,820
Total liabilities	69,423	77,161

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000 shares
Common stock, $0.01 par value; authorized: 25,000 shares; issued and outstanding: 16,508 shares at July 8, 2006, and 16,378 at October 29, 2005	165	164
Additional paid-in capital	38,349	37,803
Deferred stock compensation	—	(54)
Retained earnings	24,671	24,151
Accumulated other comprehensive loss	(333)	(443)
Total stockholders’ equity	62,852	61,621
Total Liabilities and Stockholders’ Equity	$132,275	$138,782

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended		36 Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Revenue	$140,859	$141,053	$418,095	$411,879

Costs of services	115,420	116,425	345,342	341,240

Gross profit	25,439	24,628	72,753	70,639

Franchise agents’ share of gross profit	4,111	4,391	12,451	12,422
Selling and administrative expenses	18,715	17,595	55,714	52,569
Depreciation and amortization	1,148	934	3,492	2,849

Operating income from continuing operations	1,465	1,708	1,096	2,799

Interest expense	292	343	850	1,021
Interest income	(26)	(28)	(76)	(71)

Income from continuing operations before income taxes	1,199	1,393	322	1,849
Provision (benefit) for income taxes	17	314	(198)	530

Income from continuing operations	1,182	1,079	520	1,319

Discontinued operations:
Loss from discontinued operations	—	(29)	—	(134)
Gain on sale, net of income taxes of $34	—	1,163	—	1,163
Total discontinued operations, net of income taxes	—	1,134	—	1,029

Net income	$1,182	$2,213	$520	$2,348

Earnings per share - basic and diluted:
Continuing operations	$0.07	$0.07	$0.03	$0.08

Discontinued operations	$—	$0.07	$—	$0.06

Net income	$0.07	$0.14	$0.03	$0.14

Weighted average shares outstanding - basic	16,483	16,339	16,419	16,229
Weighted average shares outstanding - diluted	16,557	16,391	16,502	16,384

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	36 Weeks Ended
	July 8,	July 9,
	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$520	$2,348
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(1,163)
Stock-based compensation	204	—
Depreciation and amortization	3,492	2,877
Provision for losses on doubtful accounts	317	364
Deferred income taxes	(424)	—
Income from sales of affiliate operations	(145)	(95)
Other	(248)	(45)
Changes in assets and liabilities:
Trade accounts receivable	13,279	6,874
Other assets	881	(7,571)
Accounts payable and accrued expenses	184	(584)
Income taxes payable	(509)	(28)
Other liabilities	29	(67)

Net cash provided by operating activities	17,580	2,910

Cash flows from investing activities
Capital expenditures	(3,763)	(5,161)
Proceeds from sales of affiliate operations	35	1,062
Payment for purchase of affiliate operations	(1,593)	(7)
Proceeds from sale of discontinued operations, net of cash acquired by purchaser	—	1,238
Other, net	(317)	162

Net cash used by investing activities	(5,638)	(2,706)

Cash flows from financing activities
Net repayments under line of credit agreements	(6,244)	(3,706)
Principal payments on capital lease obligations	(224)	(353)
Issuance of common stock	399	646
Other	(19)	(11)

Net cash used by financing activities	(6,088)	(3,424)

Effect of exchange rate changes on cash	65	(146)

Net change in cash and cash equivalents	5,919	(3,366)
Cash and cash equivalents at beginning of period	3,014	6,993
Cash and cash equivalents at end of period	$8,933	$3,627

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of July 8, 2006 and for the 12 and 36-week periods ended July 8, 2006 and July 9, 2005 are unaudited.

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

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12 and 36-week period ended July 8, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

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

2.              Stock-Based Compensation

The Company’s 1996 Stock Option/Stock Issuance Plan terminated on April 30, 2006. At the annual meeting of stockholders held on April 19, 2006, the stockholders approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company’s common stock at the date of grant. Although nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant, the Company has historically issued option grants with exercise prices equal to fair market value on the date of grant. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in 36 equal monthly installments. No option may have a term in excess of 10 years. As of July 8, 2006, no options were outstanding under this plan.

On July 26, 2006, the Board of Directors adopted and approved an amendment and restatement of the Company’s 1996 Employee Stock Purchase Plan to (i) bifurcate the Purchase Plan into the Company’s Employee Stock Purchase Plan and the Company’s International Employee Stock Purchase Plan, (together the “Purchase Plans”), (ii) extend the term of the Purchase Plans to the last business day of January 2017, (iii) expand the actions that we can take in connection with a “Corporate Transaction” and (iv) modify the participating subsidiaries to these Purchase Plans to cover the employees of certain of our subsidiaries. In addition, effective for purchase periods commencing on and after August 1, 2006, the purchase price for shares purchased under the Purchase Plans will equal 90% of the lower of (i) the fair market value at the beginning of the purchase period or (ii) the fair market value on the last day of the purchase period. Under the Purchase Plans, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semiannual purchase period. The Purchase Plans provide for the issuance of up to 750,000 shares of the Company’s common stock. As of July 8, 2006, shares issued under the Purchase Plans totaled 641,000.

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

Activity in the Company’s stock option plans for the 36 weeks ended July 8, 2006 was as follows:

			Weighted average	Aggregate
		Weighted average	remaining contractual	intrinsic
	Shares	exercise price	term (years)	value
	(in '000s)			(in '000s)

Options outstanding at October 29, 2005	640	$3.69
Granted	9	4.05
Exercised	(113)	3.01		$123
Cancelled	(81)	6.17
Options outstanding at July 8, 2006	455	$3.42	7.21	$410

Exercisable at July 8, 2006	273	$3.47	6.21	$257

Intrinsic value is defined as the difference between the current market value and the grant price. At July 8, 2006, the Company had 20,000 restricted stock shares outstanding with an intrinsic value of $18,000 and recorded liabilities for payroll withholdings of $77,000 under its employee stock purchase plan to be used to purchase shares at a weighted average exercise price of $3.39 with an estimated aggregate intrinsic value of $7,000.

For the 12 weeks ended July 8, 2006, the Company recorded stock-based compensation of $67,000 ($54,000 net of related income tax benefit), and for the 36 weeks ended July 8, 2006, the Company recorded stock-based compensation of $204,000 ($162,000 net of related income tax benefit). Stock-based compensation expense is included in selling and administrative expenses. The total deferred compensation cost related to nonvested stock options and awards not yet recognized is approximately $290,000, which will be recognized over the next two fiscal years.

Prior to the adoption of SFAS 123(R), the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, compensation cost was not recognized for options granted at fair market value. The following table represents pro forma net income and pro forma earnings per share for the fiscal quarter ended July 9, 2005 as if compensation cost had been determined using the fair value method:

	12 Weeks Ended	36 Weeks Ended
	July 9,	July 9,
	2005	2005
	(In thousands, except per share data)

Net income as reported	$2,213	$2,348
Stock-based compensation determined under the fair value method	(80)	(113)

Pro forma net income	$2,133	$2,235

Income per common share:
Basic and diluted - as reported	$0.14	$0.14
Basic and diluted - pro forma	$0.13	$0.14

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

3.              Goodwill

The following summarizes the change in goodwill during the 36 weeks ended July 8, 2006:

	Domestic
	Business Services	Australia	Total
	(In thousands)

Balance at October 29, 2005	$10,797	$973	$11,770
Effect of foreign currency translation	—	(3)	(3)
Acquisitions of affiliate operations	228	—	228

Balance at July 8, 2006	$11,025	$970	$11,995

The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.              Discontinued Operations

In June 2005, the Company sold its Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2.7 million. Of the total proceeds, approximately $228,000 is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, net of any claim payments, are scheduled to be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1.2 million.

As required by the terms of the Company’s Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company’s revolving credit facility. In accordance with EITF 87-24, the Company has allocated interest expense to the discontinued operations of $34,000 and $92,000 for the 12 weeks and 36 weeks ended July 9, 2005, respectively.

Summarized information on the Norway and Denmark discontinued operations is as follows:

	12 Weeks Ended	36 Weeks Ended
	July 9,	July 9,
	2005	2005
	(In thousands)

Revenue	$2,067	$7,808

Costs and expenses	2,096	7,942

Loss from discontinued operations	$(29)	$(134)

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2006 and fiscal 2005). The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations. As of July 8, 2006 and October 29, 2005, workers’ compensation liabilities were approximately $21.6 million and $19.6 million respectively, of which $14.2 million is included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid within one year of the balance sheet date.

Periodically, the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. At July 8, 2006, the Company had $35.3 million of letters of credit securing its domestic workers’ compensation obligations.

6.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	12 Weeks Ended		36 Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Income from continuing operations	$1,182	$1,079	$520	$1,319

Denominator for basic earnings per share - weighted average shares	16,483	16,339	16,419	16,229

Effect of dilutive securities: stock options and awards	74	52	83	155
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,557	16,391	16,502	16,384

Earnings per share from continuing operations
Basic	$0.07	$0.07	$0.03	$0.08
Diluted	$0.07	$0.07	$0.03	$0.08

Anti-dilutive weighted shares excluded from diluted earnings per share	251	104	273	84

7.              Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 8,	July 9,	July 8,	July 9,
	2006	2005	2006	2005
	(In thousands)

Net income	$1,182	$2,213	$520	$2,348
Currency translation adjustments	393	(5)	111	263

Comprehensive income	$1,575	$2,208	$631	$2,611

8.              Credit Agreement

On May 17, 2002, the Company entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities totaling $65.0 million expiring in May 2007. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $50.0 million U.S. Revolving Loan Commitment, a £2,740,000 U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan (the “Term Loan”), which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the A$ Facility Agreement) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the agreement). Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

Effective March 1, 2006, the Company and its lenders executed an eighth amendment to the Multicurrency Credit Agreement. Among other things, the amendment reset minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenants for fiscal 2006 and beyond, adjusted the fixed charge coverage ratio for the Company’s second quarter of fiscal 2006, extended the credit facility for one additional year to May 2008 and added an additional pricing grid that will allow the Company to benefit from reduced interest rates and letter of credit fees upon achieving certain minimum EBITDA targets. Additionally, the amendment increased the maximum amount of the U.S. Revolving Loan Commitment by $5.0 million to $55.0 million and increased the letter of credit sublimit from $40.0 million to $45.0 million. The Company was not in compliance with its minimum EBITDA covenant as of the end of the first quarter of fiscal 2006, and the amendment included a waiver of this covenant violation.

On July 25, 2006, the Company and its lenders executed a ninth amendment to the Multicurrency Credit Agreement solely for the purpose of determining the financial covenants. The amendment allows for a one-time add-back adjustment of approximately $448,000 to EBITDA commencing the fiscal quarter ending April 15, 2006, for the separation and transition charges related to the termination of employment for two former executives of the Company.

9.              Related Party Transactions

The Company has an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors dated May 17, 2002 in the amount of $2.0 million. The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on July 8, 2006 was 15.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

As discussed in Note 4 above, the Company sold its Norway and Denmark operations in June 2005, and has classified these as discontinued operations.

The following table summarizes reporting segment data with the 12 and 36 weeks ended July 9, 2005 restated to exclude the Norway and Denmark operations:

	Domestic	United		New	Continuing
	Business Svcs.	Kingdom	Australia	Zealand	Operations
	(In thousands)
12 Weeks Ended July 8, 2006

Revenue	$111,438	$9,513	$18,734	$1,174	$140,859
Operating income (loss) from continuing operations	$1,570	$45	$(189)	$39	$1,465

12 Weeks Ended July 9, 2005

Revenue	$107,958	$9,412	$22,045	$1,638	$141,053
Operating income from continuing operations	$1,127	$164	$301	$116	$1,708

36 Weeks Ended July 8, 2006

Revenue	$328,107	$27,432	$58,604	$3,952	$418,095
Operating income (loss) from continuing operations	$945	$371	$(346)	$126	$1,096

36 Weeks Ended July 9, 2005

Revenue	$313,706	$29,184	$63,514	$5,475	$411,879
Operating income from continuing operations	$1,078	$635	$793	$293	$2,799

11.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar 2005 and 2004, which would result in additional unemployment taxes of approximately $900,000. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of July 8, 2006.

Other than the action listed above, the Company is not currently a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees. Management believes the resolution of these matters will not have a material adverse effect on the Company’s financial statements.

12.       Acquisition

Effective January 23, 2006, the Company acquired certain assets of Peggy Fruhwirth Enterprises, Inc., previously a Westaff franchise located in Houston, Texas. The Company paid $1.5 million in cash for the assets and the selling shareholders’ noncompete agreements. Furthermore, the Company agreed to pay a contingent earn-out based on the level of financial performance achieved by the business through September 30, 2006. The Company believes the terms and conditions of the preexisting relationship were consistent with other relationships the Company has with other franchisees, and accordingly has not recorded a settlement gain or loss. The transaction resulted in the Company recording $1.5 million of intangible assets and $21,000 of fixed assets.

The purchase agreement was amended on August 1, 2006, to accelerate the earn-out period gross profit computation from an end date of September 30, 2006, to an actual gross profit computation through July 8, 2006, plus an estimated computation through September 30, 2006. Consequently, the resulting earn-out payment of $2.3 million was paid on August 11, 2006. In the fourth quarter, the Company expects to record an additional $1.5 million of identified intangible assets and $779,000 of goodwill.

13.       Income Taxes

Income tax expense (benefit) for the interim periods is based upon an estimated annual effective tax rate. The effective rate is substantially lower than the statutory rate due primarily to domestic employment tax credits, foreign tax credits and a capital loss associated with the sale of foreign subsidiary stock.

14.       Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2008. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

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

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation costs, collectibility of accounts receivable, goodwill and intangible assets, contingencies, litigation, and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to these policies during fiscal 2006.

For more information on these policies, please see Note 1 of Notes to Consolidated Financial Statements, located in Item 8 of Part II of our Form 10-K for the fiscal year ended October 29, 2005.

Revenue Recognition - We record revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by our Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired directly by the customer. Permanent placement fees are recognized when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically four weeks.

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

Collectibility of Accounts Receivable - We provide an allowance for doubtful accounts on accounts receivable based on an estimation of losses which could occur if customers are unable to make required payments. We evaluate this allowance on a regular basis throughout the year and make adjustments as the evaluation warrants. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Our estimates are influenced by numerous factors including our large, diverse customer base, which is disbursed across a wide geographical area. No single customer accounted for more than 10% of revenue or 10% of accounts receivable for the 36 weeks ended July 8, 2006.

Goodwill and Intangible Assets - Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite lives continue to be amortized over their estimated useful lives.

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

Reserves for Legal and Regulatory Liabilities - There are various claims, lawsuits and pending actions against us incident to our operations for which we have recorded liabilities that we believe are appropriate. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Accounting Changes

Effective October 30, 2005, we adopted SFAS No. 123(R) (revised 2004) Share-Based Payment using the modified prospective transition method of adoption, which does not require restatement of prior periods. This requires us to recognize compensation expense for stock options granted, restricted stock awards and employee stock purchase shares outstanding but not yet vested on the date of adoption and for future stock option and award grants and employee stock purchase shares. See Note 2, Stock-based Compensation, in the accompanying notes to the condensed consolidated financial statements for further information.

For the 12 weeks ended July 8, 2006, we recorded stock-based compensation expense of $67,000 ($54,000 net of related income tax benefit), and for the 36 weeks ended July 8, 2006 we recorded $204,000 ($162,000 net of related income tax benefit). The total compensation cost related to non-vested stock options and awards not yet recognized is currently estimated at $290,000 over the next two fiscal years.

Results of Operations - 12 weeks ended July 8, 2006 and July 9, 2005

Revenue

Total revenue for the 12 weeks ended July 8, 2006 was $140.9 million, a decrease of 0.1% or $194,000 over the same period in the prior year. Domestic revenue increased by 3.2% or $3.5 million driven largely by a 73.9% increase in permanent placement revenue and a 2.9% increase in the average bill rate. Our domestic revenue growth is attributable to the investments we continue to make in our field operations, including an increase in our staff assigned to our field offices. Some of these individuals are permanent placement consultants, which account for the significant growth in our permanent placement revenue. Offsetting the domestic revenue growth was a decrease in international revenue of 11.1% or $3.7 million. This decrease was caused by a 12.5% decrease in temporary billed hours partially offset by a 13.3% increase in permanent placement revenue. The decrease in billable hours is primarily due to the competitive pressures faced in Australia, which recognized a $3.3 million decrease, and the United Kingdom. The increase in permanent placement revenue is primarily due to a 42.0% increase in Australia, attributable to an increase in staff focused on the permanent placement business. We have implemented a plan in Australia to improve operating results, which includes closure of unprofitable offices, reductions in headcount and aggressively pursuing new revenue opportunities.

Costs of Services

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment, workers’ compensation insurance and other employee-related costs. Costs of services as a percentage of revenue decreased slightly from 82.5% in the third quarter of fiscal 2005 to 81.9% in fiscal 2006, primarily as a result of increased permanent placement revenue, which include comparatively few direct costs. Gross profit increased by 3.3% or $811,000 over the third quarter of fiscal 2005, while the gross profit margin increased from 17.5% in 2005 to 18.1% over the same period. Domestic gross profit increased $1.5 million, with gross margin increasing from 17.2% in the fiscal 2005 quarter to 18.0% in fiscal 2006, due largely to increased permanent placement revenue and increased bill rates. Further, there was no corresponding increase in average pay rates, state unemployment rates and workers’ compensation costs, which compose the bulk of costs of services for sales of temporary services. Offsetting a portion of this increase was a $734,000 decrease in international gross profit due to a $424,000 decrease in Australian gross profit, a $170,000 decrease in the United Kingdom gross profit, and a $140,000 decrease in the New Zealand gross profit. Competitive pressures noted in the three countries caused revenue declines, although the gross margin percentages increased in two of these three markets. We have initiatives in place within all our markets to improve the gross margins, which include increasing permanent placement revenue, improving the results of underperforming offices and closely managing costs.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of revenue or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased slightly from 3.1% of revenue in the 2005 fiscal quarter to 2.9% in the 2006 fiscal quarter. During the second fiscal quarter of 2006, we acquired our Houston, Texas, franchised operations, which is a primary cause of the decrease as a percentage of revenue. Additionally at the beginning of our third fiscal quarter, we acquired our Raleigh, North Carolina, franchised operation, which also resulted in a decrease in this percentage.

Selling and administrative expenses

Selling and administrative expenses increased $1.1 million, or 6.4% for the 2006 fiscal quarter as compared to the 2005 quarter. As a percentage of revenue, selling and administrative expenses were 13.3% for the fiscal 2006 quarter and 12.5% for the fiscal 2005 quarter. The increase is primarily due to increased domestic salaries and related expenses resulting from additional staff in our field offices. We deliberately increased the number of these personnel as a means to drive more sales and enhance our service, and this investment has resulted in the increased domestic revenue previously noted. As of the end of the third quarter of fiscal 2006 compared to the end of the third quarter of fiscal 2005, we had increased the domestic field staff by 10%. Over half of these field staff additions were in support of our permanent placement service line of business with the remainder focused on developing the temporary staffing business line. Subsequent to the end of the third fiscal quarter of 2006, we announced a number of organizational restructuring changes, primarily affecting our domestic field operations and corporate support operations. These changes represent the elimination of 30 positions, 17 of which resulted in existing employees being terminated. We expect to incur severance costs associated with these terminations of $113,000 in the fourth fiscal quarter of 2006. Further and as previously reported at the beginning of the third fiscal quarter, we implemented reductions in our selling, general and administrative costs, principally by reducing our headcount in support functions at our corporate headquarters. Those reductions, coupled with the actions implemented after the end of the third quarter, are projected to yield in excess of $3.2 million of cost savings on an annualized basis.

Depreciation and amortization

Depreciation and amortization increased $214,000 primarily as a result of depreciation and amortization related to the new, domestic business process management system, some modules of which have been placed into service. This new system has replaced our former systems for regular staff payroll, human resources, general ledger, purchasing, accounts receivable, and accounts payable. We are still developing the portion of the system that will replace our existing billing, temporary payroll and front office systems. Additionally, we plan to make additional investments in business process management systems and infrastructure in our international operations.

Interest expense

Interest expense decreased $51,000 or 14.9% primarily as a result of decreased average borrowings both domestically and internationally during the fiscal 2006 quarter, partially offset by higher average interest rates. We had no domestic borrowings under our line of credit at July 8, 2006. Internationally, Australia had $2.3 million of short-term borrowings at July 8, 2006, and the United Kingdom had minimal borrowings at July 8, 2006.

Provision (benefit) for income taxes

Income tax (benefit) expense for the interim periods is based upon an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the projected annual effective tax rate to pre-tax income, we include certain items treated as tax benefits or additional liabilities to arrive at the estimated overall tax amount. For the 12 weeks ended July 8, 2006, we recognized an income tax provision of $17,000 derived primarily from domestic federal and state taxes partially offset by foreign tax benefits.

The estimated annual tax rate for fiscal 2006 is approximately 22%. This rate differs from the 35% federal statutory corporate tax rate due to the expected utilization of various tax benefits, including domestic employment credits and foreign tax credits, partially offset by state and foreign income taxes.

Income from continuing operations

Income from continuing operations for the fiscal quarter increased to $1.2 million from $1.1 million in the same fiscal quarter of fiscal 2005, with diluted income per share of $0.07 on a comparative third quarter basis.

Net income

Net income for the fiscal quarter decreased to $1.2 million from $2.2 million in the same quarter of fiscal 2005, due to the $1.2 million gain on sale of the Norway and Denmark subsidiaries in the 2005 fiscal quarter. No such sale or gain occurred in the third quarter of fiscal 2006. Diluted income per share decreased from $0.14 in the third fiscal quarter 2005 to $0.07 in the 2006 third fiscal quarter.

Results of Operations - 36 weeks ended July 8, 2006 and July 9, 2005

Revenue

Total revenue was $418.1 million during the first 36 weeks of fiscal 2006, an increase of 1.5% or $6.2 million from the same period in 2005. Domestic revenue increased by 4.6% or $14.4 million driven largely by a 101.5% increase in permanent placement revenue, a 1.6% increase in the average bill rate, and a 2.3% increase in temporary billed hours. Our domestic revenue growth is attributable to an increase in our staff assigned to our field offices. Some of these individuals are permanent placement consultants, which account for the significant growth in our permanent placement revenue. Offsetting a portion of the domestic revenue growth was a decrease in international revenue of 8.3% or $8.2 million.  This decrease was caused by an 8.6% decrease in temporary billed hours partially offset by a 10.8% increase in permanent placement revenue. The decrease in billable hours is primarily due to the competitive pressures faced in all three international countries. The increase in permanent placement revenue is primarily due to a 43.0% increase noted in Australia, attributable to an increase in staff focused on the permanent placement business.

Costs of services

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services as a percentage of revenue decreased marginally to 82.6% during the first 36 weeks of fiscal 2006 from 82.8% from the same period in 2005. Gross profit increased marginally to 17.4% during the first 36 weeks of fiscal 2006 from 17.2% from the same period in 2005. Domestic gross profit increased by 9.0% or $4.7 million over the first 36 weeks of fiscal 2005, while the gross profit margin increased from 16.6% in fiscal 2005 to 17.3% in fiscal 2006, due largely to increased permanent placement revenue. Further, there was no corresponding increase in average pay rates, state unemployment rates and workers’ compensation costs, which comprise the bulk of costs of services for sales of temporary services. Offsetting a portion of the domestic gross profit increase was a $2.6 million decrease in international gross profit, due primarily to a $1.2 million decrease in Australian gross profit as well as a $963,000 decrease in the United Kingdom gross profit. Competitive pressures in both countries caused revenue declines, and the revenue that was maintained generally produced lower margins. We have initiatives in place within all our markets to improve gross margins, which include increasing permanent placement revenue, improving the results of underperforming offices and more closely managing costs.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit remained stable at 3.0% of revenue for the first 36 weeks of fiscal 2006 compared to fiscal 2006 year-to-date.

Selling and administrative expenses

Selling and administrative expenses increased $3.1 million, or 6.0% for the first 36 weeks of fiscal 2006 as compared to the same period in 2005. As a percentage of revenue, selling and administrative expenses were 13.3% for the first 36 weeks of fiscal 2006 and 12.8% for the corresponding period in fiscal 2005. The increase is primarily due to increased domestic salaries and related expenses resulting from additional staff in our field offices. We deliberately increased the number of these personnel as a means to drive more sales and enhance our service, and this investment has resulted in the increased domestic revenue previously noted. Subsequent to the end of the third fiscal quarter of 2006, we announced a number of organizational restructuring changes, primarily affecting our domestic field operations and corporate support operations. These changes represent the elimination of 30 positions, 17 of which resulted in existing employees being terminated. We expect to incur severance costs associated with these terminations of $113,000 in the fourth fiscal quarter of 2006. Subsequent to the end of the second fiscal quarter, we implemented reductions in our selling, general and administrative costs, principally by reducing our headcount in support functions at our corporate headquarters. These reductions in costs are projected to yield in excess of $3.2 million of cost savings on an annualized basis.

Depreciation and amortization

Depreciation and amortization increased $643,000 or 22.6% primarily as a result of depreciation and amortization related to the new, domestic business process management system, some modules of which have been placed in service. This new system has replaced our former systems for regular staff payroll, human resources, general ledger, purchasing, accounts receivable, and accounts payable. We are still developing the portion of the system that will replace our existing billing, temporary payroll and front office systems. Additionally, we plan to make additional investments in business process management systems and infrastructure in our international operations.

Interest expense

Interest expense decreased $171,000 or 16.7% primarily as a result of decreased average borrowings both domestically and internationally during fiscal 2006 partially offset by higher average interest rates. We had no domestic borrowings under our line of credit at July 8, 2006. Internationally, Australia had $2.3 million of short-term borrowing at the close of the third fiscal quarter of 2006, and the United Kingdom had minimal short-term borrowings.

Provision (benefit) for income taxes

Income tax (benefit) expense for the interim periods is based upon an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the projected annual effective tax rate to pre-tax income, we include certain items treated as tax benefits or additional liabilities to arrive at the estimated overall tax amount. For the 36 weeks ended July 8, 2006, we recognized an income tax benefit of $198,000 derived primarily from domestic employment tax credits and a capital loss associated with the sale of foreign subsidiary stock.

The estimated annual tax rate for fiscal 2006 is approximately 22%. This rate differs from the 35% federal statutory corporate tax rate due to the expected utilization of various tax benefits, including domestic employment credits and foreign tax credits, partially offset by state and foreign income taxes.

Net income

Net income was $520,000 for the first 36 weeks of fiscal 2006 compared to net income of $2.3 million for the first 36 weeks of fiscal 2005. This decrease is primarily due to the gain on sale of the Norway and Denmark subsidiaries of $1.2 million in fiscal 2005 with no such gain recorded in fiscal 2006. The tax benefit for the 36 weeks ended July 8, 2006 of $198,000 is the result of income tax benefits on pre-tax losses both domestically and in Australia partially offset by estimated income taxes on income in the United Kingdom and New Zealand. For the first 36 weeks of fiscal 2006, there were diluted earnings per share of $0.03 compared to diluted earnings of $0.14 for the same fiscal period of 2005.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of our temporary associates. Our traditional use of cash is for financing our accounts receivable, particularly during periods where sales are seasonally high such as the fourth fiscal quarter. Our temporary associates are generally paid on a weekly basis; and we typically bill our customers on a daily, weekly or monthly basis while payments from customers are generally received between 30 and 60 days after billing. Consequently, from time to time we may experience negative cash flow from operations.

Our cash position of $8.9 million at July 8, 2006, increased by $5.9 million as compared to our most recent fiscal year end of October 29, 2005. The increase in cash is due primarily to net cash provided by operating activities of $17.6 million, partially offset by repayments under our line of credit agreements, capital expenditures, and payments for the purchase of affiliate operations.

Net cash provided by operating activities was $17.6 million for the 36 weeks ended July 8, 2006. Enhanced collections of accounts receivable coupled with reduced cash outflows for the fiscal 2006 workers’ compensation program contributed to this generation of cash.

During the 36 weeks ended July 8, 2006, cash used for capital expenditures was primarily for the business process management system implementation, additional computer software and hardware and office furniture and equipment. These expenditures aggregated to $3.8 million during that period. Currently, we anticipate total capital expenditures to be approximately $6.0 million for fiscal year 2006.

On January 23, 2006, we acquired our Houston franchise operation, consisting of two branch offices. The purchase price was $1.5 million in cash plus a contingent earn-out payment based on the gross profit of the operations. The purchase agreement was amended on August 1, 2006 to accelerate the earn-out period gross profit computation from an end date of September 30, 2006 to an actual gross profit computation through July 8, 2006 plus an estimated computation through September 30, 2006.  Consequently, the resulting earn-out payment of $2.3 million was paid on August 11, 2006.

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

The credit facilities are secured by substantially all our assets. GE Capital, in its role as primary agent under the credit facilities, has sole dominion and control over our primary domestic, United Kingdom and Australian cash receipts accounts. Cash receipts into these accounts are applied against our respective outstanding obligations under the facilities, with additional borrowings under the revolving facilities directed into our disbursement accounts.

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

On July 25, 2006, we and our lenders executed a ninth amendment to the Multicurrency Credit Agreement solely for the purpose of determining the financial covenants. The amendment allows for a one-time add-back adjustment of approximately $448,000 to EBITDA commencing the fiscal quarter ending April 15, 2006, for the separation and transition charges related to the termination of employment for two of our former executives.

As of July 8, 2006, we had $2.3 million outstanding under our Multicurrency Credit Agreement, substantially all of which was attributable to borrowings under the Australian revolving credit facility. We had consolidated available borrowing capacity of $16.3 million consisting of $7.3 million for the domestic operations, $4.3 million for the United Kingdom operations and $4.7 million for the Australian operations.

We have an unsecured subordinated promissory note payable to our principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under our credit agreement plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the fiscal quarters. The interest rate in effect on July 8, 2006 was 15.25%. Payment of interest is contingent on our meeting minimum availability requirements as stated in the credit agreement. Additionally, payments of principal or interest are prohibited in the event of any default under the credit agreement.

Our current ratio increased to 1.8 from 1.7 when comparing the July 8, 2006 balance sheet to the October 29, 2005 balance sheet, primarily a reflection of higher cash and cash equivalents coupled with lower short-term borrowings.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the immediate future cash availability and needs of each respective subsidiary, restrictions imposed by the senior secured debt facilities and, in some cases, statutory regulations applicable to the subsidiary. The domestic operations cannot directly draw on the excess borrowing availability of the United Kingdom or Australian operations; however, we may request dividends from our United Kingdom subsidiary. We can also request repayments on intercompany balances due from our international subsidiaries, subject to their cash flow needs and regulatory restrictions. During the third fiscal quarter, $138,000 was paid to us by our international operations in the form of intercompany interest and royalties.

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

As of July 8, 2006, we had outstanding $35.3 million of letters of credit to secure all outstanding obligations under our workers’ compensation program for all years except 2003, which has been fully funded subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances, we may be required to increase our letters of credit to $40.0 million. In addition, we may be required to make ongoing cash payments for claims originally resulting in other open policy years.

Under the terms of our fiscal 2006 policy year insurance program, we are required to make total cash payments of $4.9 million during fiscal 2006 in equal monthly installments, which commenced on November 1, 2005.

From time to time, we have generated cash through the sales of our company-owned offices to franchise owners or sales of territorial rights to a franchisee.

We have no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Management believes that current liquid assets, the funds anticipated to be generated from operations and borrowing capacity available under our credit agreement will be sufficient to meet our working capital needs for the foreseeable future.

Operating Activities

Our working capital position was $41.5 million at the end of the third fiscal quarter of 2006, compared to $40.6 million at October 29, 2005.

Days Sales Outstanding (“DSO,” a measure of how quickly accounts receivable are collected) decreased domestically to 41.7 days as compared to 44.7 days as of October 29, 2005. Internationally, DSO decreased to 41.8 days as compared to 55.0 days as of October 29, 2005. Consolidated accounts receivable decreased by $13.5 million or 16.2% net of the allowance for doubtful accounts, reflecting the seasonality of our business coupled with the impact of lower DSO.

Discontinued Operations

On June 15, 2005, we sold our Norway and Denmark subsidiary operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway. Net proceeds from the sale were approximately $2.7 million. Of the total proceeds, approximately $228,000 is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims. The escrowed funds, net of any claim payments, will be remitted in June 2007. We recorded a net gain on the sale of $1.2 million. We have classified the operations as discontinued operations and, accordingly, have segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying financial statements and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the condensed consolidated statements of cash flows.

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

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. As of July 8, 2006, our aggregate collateral requirements under these contracts have been secured through $35.3 million of letters of credit; however under certain circumstances, such as an inability to maintain minimum borrowing availability, we could be required to increase our letters of credit to $40 million. Further, our workers’ compensation program expires November 1, 2007, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

We finance our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities. As of July 8, 2006, our total borrowing capacity was $16.3 million consisting of $7.3 million for the domestic operations, $4.3 million for the United Kingdom operations and $4.7 million for the Australian operations.

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

The credit facilities contain covenants which, among other things, require us to maintain a minimum fixed charge coverage ratio and minimum EBITDA. At the end of fiscal 2006, the minimum EBITDA covenant increases to $13.0 million on a trailing thirteen period basis. We have, in the past, failed to comply with certain of these covenants and have been required to obtain a waiver or an amendment to the credit agreement from our lenders. Any future failure to comply with the covenants under our credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations. If we were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available or that such financing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

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

Franchise agent operations comprise a significant portion of our revenue. For the first 36 weeks of 2006, 28.4% of our total revenue was derived from franchise agent operations. In addition, our ten largest franchise agents for the first 36 weeks of fiscal 2006 (based on sales volume) accounted for 17.6% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 21.5% of our revenue during the first 36 weeks of fiscal 2006. Operations in foreign markets are inherently subject to certain risks, including in particular:

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

Our Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, in excess of 38% of our outstanding stock. As the principal stockholder of Westaff, Mr. Stover has the ability to materially influence all matters submitted to the stockholders for approval and to exert significant influence on our management and affairs. For example, Mr. Stover has the ability to sell his shares independently and to strongly influence the election of the Board of Directors and the appointment of executive management. He also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by Mr. Stover to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

The market for our stock may be limited, and the stock price may continue to be extremely volatile.

The average daily trading volume for our common stock on the Nasdaq Global Market was approximately 38,000 shares from January 1, 2006, through July 8, 2006. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. We believe that the common stock price has also been negatively affected by the fact that our stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

The compliance costs associated with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current Securities and Exchange Commission (“SEC”) regulations and proposed rules, beginning with our Annual Report for the fiscal year ended November 1, 2008, we expect to be required to furnish a report by our management on our internal control over financial reporting. Further, we expect that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting from our annual report for the 2009 fiscal year. The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At July 8, 2006, our outstanding debt under variable-rate interest borrowings was approximately $4.3 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $86,000 on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the 36 weeks ended July 8, 2006, our international operations comprised 21.5% of our revenue and, as of the end of that period, 18.6% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 8, 2006 (the end of the period covered by this report) the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be publicly reported. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended July 8, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4.                       Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 19, 2006. The results of the matters voted upon at the meeting were:

(a)                      Each of the nominees to the Board of Directors was elected as Class I director to serve for a three-year term until their successor is elected and qualified. The nominees were:

Ronald D. Stevens:                                          15,318,578 common shares for and 510,413 withheld;

Jack D. Samuelson:                                          15,564,409 common shares for and 264,582 withheld.

The terms of W. Robert Stover and Janet M. Brady as Class III directors will continue until the Company’s 2008 annual meeting of stockholders. The term of Patricia M. Newman as Class II director will continue until the Company’s 2007 annual meeting of stockholders.

(b)                     The stockholders approved the adoption of the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan is intended as the successor to, and a continuation of, our 1996 Stock Option/Stock Issuance Plan:

9,841,489 common shares for; 2,014,344 against; 367,500 abstaining and 3,605,658 broker non-votes.

Item 5.                       Other Information

On July 26, 2006, our Board of Directors adopted and approved an amendment and restatement of the 1996 Employee Stock Purchase Plan to (i) bifurcate the Purchase Plan into the Westaff, Inc. Employee Stock Purchase Plan and the Westaff, Inc. International Employee Stock Purchase Plan (together the “Purchase Plans”), (ii) extend the term of the Purchase Plans to the last business day of January 2017, (iii) expand the actions that we can take in connection with a “Corporate Transaction” and (iv) modify the participating subsidiaries to these Purchase Plans to cover the employees of certain of our subsidiaries. In addition, effective for purchase periods commencing on and after August 1, 2006, the purchase price for shares purchased under the Purchase Plans will equal 90% of the lower of (i) the fair market value at the beginning of the purchase period or (ii) the fair market value on the last day of the purchase period. The Westaff, Inc. Employee Stock Purchase Plan, amended and restated on July 26, 2006 and the Westaff, Inc. International Employee Stock Purchase Plan, amended and restated on July 26, 2006 are filed as exhibits to this report.

Item 6.   Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.1                                       Westaff, Inc. Employee Stock Purchase Plan, amended and restated on July 26, 2006.

10.2                                       Westaff, Inc. International Employee Stock Purchase Plan, amended and restated on July 26, 2006.

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

WESTAFF, INC.

August 22, 2006	/s/ John P. Sanders
Date	John P. Sanders
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Westaff, Inc. Employee Stock Purchase Plan, amended and restated on July 26, 2006.

10.2	Westaff, Inc. International Employee Stock Purchase Plan, amended and restated on July 26, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.