Form 10-K
period 2006-10-28
WESTAFF INC
filed 2007-01-26
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 28, 2006

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

Common Stock, $0.01 par value per share

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes ☐    No ☒

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

As of April 15, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,806,262 based on the closing sale price as reported on the Nasdaq National Market.

As of January 25, 2007, the Registrant had outstanding 16,595,920 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K Report.

INDEX
WESTAFF, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles (“GAAP”) pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2007, gross margins and our prospects for fiscal 2007. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1A.—Risk Factors” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

References in this Annual Report on Form 10-K to (i) the “Company,” the “Registrant,” “Westaff,” “we,” “our,” and “us” refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii) ”franchise agents” refer to the Company’s franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting with collection matters upon request, but otherwise refer to the Company’s franchisees in their roles as independent contractors of the Company.

This Annual Report on Form 10-K includes service marks of Westaff, Inc. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Westaff with the Securities and Exchange Commission (“SEC”) at the SEC’s website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Westaff with the SEC may also be obtained from Westaff by directing a request to Westaff, Attention: Linda Gaebler, Vice President, Marketing and Communications, 298 North Wiget Lane, Walnut Creek, CA 94598-2453, (925) 930-5300.

ITEM 1.                BUSINESS.

General

We provide staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States, the United Kingdom, Australia and New Zealand. Through our network of Company-owned, franchise agent and licensed offices, we offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel. We have over 50 years of experience in the staffing industry and, as of October 28, 2006, operated through 239 offices in 45 states and three foreign countries. As of October 28, 2006, 75% of these offices were owned by us and 25% were operated by franchise agents and one licensee.

We have four reportable segments: Domestic Business Services, United Kingdom, Australia and New Zealand. Domestic Business Services provides a variety of staffing services, primarily in clerical and light industrial positions, through a network of company-owned and franchise agent offices. The segment consists of eight geographically diverse company regions under the direction of regional managers and one combined franchise region. The international reportable segments comprise company-owned offices, primarily providing clerical and light industrial staffing services. We employ a managing director who oversees operations in the United Kingdom and a managing director who oversees operations in Australia and New Zealand. Revenue is attributed to each country based on the location of the respective country’s principal offices. Please see discussions in Note 14 to our consolidated financial statements attached to this Annual Report of Form 10-K for a discussion on financial information on our segments for the past three fiscal years.

We were founded in 1948 and incorporated in California in 1954. In October 1995, we reincorporated in Delaware. Our corporate name was changed to Westaff, Inc. in September 1998. Our executive offices are located at 298 North Wiget Lane, Walnut Creek, California 94598-2453, and our telephone number is (925) 930-5300. We transact business through our subsidiaries, the largest of which is Westaff (USA), Inc., a California corporation, which is the primary operating entity.

During the third quarter of fiscal 2005, we sold our operations in Norway and Denmark, and, during fiscal 1999, we sold our medical business, primarily operated through Western Medical Services, Inc. (“Western Medical”), a wholly owned subsidiary of us. As a result, we have classified these operations as discontinued operations in our consolidated financial statements.

Services

Our service offerings are focused primarily on placing clerical/administrative and light industrial personnel into both temporary and permanent positions.

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

Permanent Placement Services.   Permanent placement services are typically contingent fee-based services to recruit and fill regular staff positions for customers. These services include locating, screening and assessing candidates on behalf of customers. If the candidate is hired by the customer, we are generally paid a fee based on a percentage of the annual starting compensation for the candidate placed.

Management believes that clerical/administrative and light industrial staffing services are the foundation of the staffing industry and will remain a significant market for the foreseeable future. Management also believes that employees performing clerical/administrative and light industrial staffing functions are, and will remain, an integral part of the labor market in local, regional and national economies in which we operate.

We also provide other services within the clerical/administrative and light industrial staffing market such as temp-to-hire services, payrolling, on-site and on-location services, and other professional services including skills and behavioral assessments and coordination of drug testing and background checking.

•       Temp-to-hire services represent the placement of temporary staff with a customer with the option to convert the temporary staff to a permanent customer employee at a later date.

•       Payrolling typically involves the transfer of some of the customer’s short-term seasonal or special use employees to our payroll for a designated period.

•       On-site programs provide administrative services for our customers such as coordinating all temporary staffing services throughout a customer’s location, including skills assessment and training.

•       On-location programs provide for an independent branch office located at the customer’s facility. They are typically intended for large non-seasonal accounts with more than $1.0 million in annual revenue. This type of branch office is generally staffed by at least one manager-level employee.

Both on-site and on-location relationships provide customers with dedicated account management, which can more effectively meet the customer’s changing staffing needs with high quality, consistent service. These programs tend to have comparatively lower operating expenses and relatively longer customer relationships.

To complement our service offerings, we utilize a number of tools focused on increasing the pool of qualified candidates using advanced selection procedures for potential candidates (Talent Trak®) as well as technology-based management services that allow clients to maximize workforce productivity (Time Trak®). We believe that these tools enhance our competitive edge and position us to more effectively pursue high growth market niches such as financial services, customer interaction centers and high-end administrative placement.

Talent Trak®.   To ensure high quality placements for customers and employees, we use Talent Trak® to strengthen the quality of our selection process. This comprehensive selection process includes flexible recruiting methods, interviewing and reference checking. We conduct advanced skills and behavioral assessments using Talent Trak®, and also provide the option for both background and drug testing that can be customized to meet a customer’s specific needs. We maintain contracts with national drug testing and background testing service providers to help ensure high quality and consistency in assessing our candidates.

Time Trak®.   This tool provides customers with a web-based management system to assist in maximizing workforce productivity. Time Trak® is a flexible system allowing customers access to information to track a variety of performance measurements such as workforce hours, labor costs, attendance and staff performance. Time Trak® also includes features to automate timecard and payroll processing.

Markets

We provide staffing services primarily in “secondary markets,” as well as in the downtown areas of certain “primary markets” in the United States, the United Kingdom, Australia and New Zealand.

We capitalize on our presence in secondary markets to build market share by targeting small to medium-sized customers, including divisions of Fortune 500 companies. We believe that in many cases, such markets are less competitive and less costly to operate in than in the more central areas of primary markets, where a large number of staffing services companies frequently compete for business and occupancy costs are relatively high. In addition, management believes that secondary markets are more likely to provide the opportunity to sell commercial and recurring business that is characterized by relatively higher gross margins.

We augment this concentration on secondary markets by also focusing on selected national contracts with customers having a large presence in these marketplaces. Such accounts include large clients in multiple locations supported by a dedicated corporate-level business relationship manager. We currently have existing national accounts across many different business sectors such as manufacturing, government, financial services, technology and communications. We maintain a professional sales team that services and leverages existing relationships to retain and grow these accounts. In addition, we continue to develop aggressive marketing programs to target and acquire additional clients that fit our branch system footprint. Management believes that our geographic alignment allows us to effectively compete for some of these national contracts.

We market our staffing services to local and regional customers through a network of Company-owned and franchise agent offices, as well as through our on-site and on-location service locations and through one licensed office. Domestically, our national marketing campaigns are coordinated through our corporate headquarters in cooperation with U.S. field offices. Marketing efforts for regional and international markets are generally conducted at the local level. New customers are developed by the field offices primarily through direct sales efforts and referrals. We have a robust targeted marketing program and a consultative sales process that includes telemarketing, e-mail marketing and direct mail campaigns.

Recruiting

We believe that a key component of our success is the ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our temporary employees and permanent placement candidates to meet the needs of our customers. Domestically, we believe one of our key competitive advantages in attracting and retaining staffing personnel is our payroll system, which provides us with the ability to print payroll checks at virtually all of our branch offices within 24 hours after receipt of a timecard. Most Company-owned offices offer temporary employees a benefit package, including a service bonus and holiday pay. Franchise agent offices have the option to offer this benefit. All eligible temporary employees have the option to participate in our 401(k) plan and discounted employee stock purchase plan.

Operations

We operate each Company-owned office as a separate profit center and provide managers considerable operational autonomy and financial incentives. We also operate franchise agent offices in appropriate markets. Managers focus on business opportunities within markets and are provided centralized support to achieve success in those markets. We believe that this structure allows us to recruit and retain highly motivated managers who have demonstrated the ability to succeed in a competitive environment. This structure also allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs and unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

As of October 28, 2006, we operated through a network of 239 offices in 45 states and three foreign countries. In addition, from time to time we establish recruiting offices both for recruiting candidates and for testing demand for our services in new market areas. Our operations are decentralized with branch, market and district managers, regional vice presidents and franchise agents enjoying considerable autonomy in hiring, determining business mix and advertising.

The following table sets forth information as to the number of offices in operation as of the dates indicated:

	Nov. 2, 2002	Nov. 1, 2003	Oct. 30, 2004	Oct. 29, 2005	Oct. 28, 2006
Number of Offices by Ownership(1):
Company-owned	217	197	187	175	180
Franchise agent	77	72	68	63	58
Licensed	5	1	1	1	1
Total	299	270	256	239	239
Number of Offices by Location(1):
Domestic	246	221	207	193	192
International	53	49	49	46	47
Total	299	270	256	239	239

(1)          Excludes Company-owned recruiting offices.

Company-Owned Offices.   Employees of each Company-owned office typically report to a branch or market manager who is responsible for day-to-day operations and the profitability of a market that consists of one to several offices. Domestically, branch or market managers typically report to district managers or regional vice presidents. District managers report to regional vice presidents who, in turn, report to the President and Chief Executive Officer. As of December 31, 2006, there were six regional vice presidents and eight district managers. We have a variety of incentive plans in place for our domestic and international offices. One or more of these plans may be offered to branch staff as well as market and district managers and regional vice presidents. These plans are designed to motivate employees to maximize the growth and profitability of their office, district or region, as well as to achieve budgeted goals. Management believes that our incentive-based compensation plans encourage employees in our Company-owned offices to increase sales and profits, resulting in a creative and committed team.

Franchise Agent Offices.   Our franchise agents have the exclusive right by contract to sell certain of our services and to use our service marks, business names and systems in a specified geographic territory. Our franchise agent agreements generally allow franchise agents to open multiple offices within their exclusive territories. As of October 28, 2006, our 29 franchise agents operated 58 franchise agent offices. Sales generated by franchise agent operations and related costs are included in our consolidated revenue and costs of services, respectively, and during fiscal 2004, 2005, and 2006 franchise agent sales represented 29.0%, 28.1%, and 27.5% respectively, of our revenue.

The franchise agent, as an independent contractor, is responsible for establishing and maintaining an office and paying related administrative and operating expenses, such as rent, utilities and salaries of its branch office staff. Each franchise agent functions as a limited agent of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting and cooperating with collection matters upon request, but otherwise functions as an independent contractor. As franchisor, we are the employer of the temporary employees and the owner of the customer accounts receivable and are responsible for paying the wages of the temporary employees and all related payroll taxes and insurance. As a result, we provide a substantial portion of the working capital needed for the franchise agent operations.

Franchise agents are required to follow our operating procedures and standards in recruiting, screening, classifying and retaining temporary personnel.

Our sale of franchises is regulated by the Federal Trade Commission and by state business opportunity and franchise laws. We have filed registrations, been exempted from registration or filed a notice in all 15 states that require pre-sale registration or a notice filing under franchise investment laws in order to offer the sale of franchises. We have not sought registration in one state in which no pre-sale notice is required.

Licensed Offices.   As of October 28, 2006, one licensee operated one licensed office. We are no longer offering the license program. The licensee is the employer of the temporary employees and the owner of the customer accounts receivable. We finance the licensee’s temporary employee payroll, payroll taxes and insurance. This indebtedness is secured by a pledge of the licensee’s accounts receivable, tangible and intangible assets, and the license agreement. Borrowings under the lines of credit bear interest at a rate equal to the reference rate of Bank of America, N.A. plus two percentage points. Interest is charged on the borrowings only if the outstanding balance exceeds certain specified limits. The licensee is required to operate within the framework of our policies and standards, but must obtain its own workers’ compensation, liability, fidelity bonding and state unemployment insurance coverage, which determines its payroll costs.

Our franchise and license agreements have an initial term of five years and are renewable for multiple five-year terms. The agreements generally contain two-year non-competition covenants which we vigorously seek to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by us following termination of certain franchise agent and license agreements.

Seasonality

We have experienced significant fluctuations in our operating results and anticipate that these fluctuations will continue. Operating results may fluctuate due to a number of factors, including seasonality, the demand for our services, the level of competition within our markets, our ability to increase the productivity of our existing offices, control costs and expand operations and the availability of qualified personnel. In addition, our results of operations could be, and have in the past been, adversely affected by severe weather conditions. Our fourth fiscal quarter generally consists of 16 weeks, while our first, second and third fiscal quarters consist of 12 weeks each. Moreover, our results of operations have also historically been subject to seasonal fluctuations. Demand for our services historically has been greatest during our fourth fiscal quarter due largely to the planning cycles of many of our customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as customer shutdowns during and after the holiday season. These shutdowns and post-holiday season declines in economic activity negatively impact job orders received by us, particularly in the light industrial sector.

Customers

We service small and medium-sized companies as well as divisions of Fortune 500 companies and local, state and federal government agencies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2006, no single customer accounted for more than 3.8% of our revenue. Our ten highest volume customers in fiscal 2006 accounted for an aggregate of 15.1% of our revenue.

Competition

The staffing industry is highly competitive with few barriers to entry. We believe that the majority of commercial staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Remedy

Intelligent Staffing, Express Personnel Services, Inc., and Randstad North America. Many of our principal competitors have greater financial, marketing and other resources than us. In addition, there are a number of medium-sized firms which compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

We believe that the competitive factors in obtaining and retaining customers include understanding customers’ specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance and pricing of services. We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules.

Management Information Systems

Our domestic management information systems provide support to both branch office locations and the corporate back-office. Branch offices utilize a proprietary application designed to assist in candidate searches, recruiting, customer order management, customer service, sales management and payroll entry and submission. The application also provides for the sharing of information between branch offices and corporate headquarters. Utilizing this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically captured on centralized servers where payroll, billing and financial information is processed. These systems allow us to print checks at our branch offices within 24 hours or less after receipt of the timecard. Invoices are also processed daily and distributed from our centralized corporate office. These systems also support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability.

Each of our international operations have implemented customized or third-party front office and/or back office operating systems that are designed to meet the specific information technology and reporting requirements within the local jurisdiction.

During fiscal 2004, we entered into a license agreement for a domestic Business Process Management, or BPM, system which is being implemented in three phases. The initial phase, which consisted of the human resources system for our regular employees, was successfully implemented in July 2005. The second phase, which includes the core financial systems and the accounts receivable module, went live in the beginning of fiscal year 2006. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to go live in the fourth quarter of fiscal 2007. In addition, we made certain technology infrastructure upgrades in our Australian operation during fiscal 2006 and are in the process of implementing a new front office system in our United Kingdom operation.

Risk Management Programs

Domestically, we are responsible for all employee-related expenses for the temporary staff employees of our Company-owned and franchise agent offices including workers’ compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.

We provide workers’ compensation insurance covering our domestic regular and temporary employees through a long-term relationship with Travelers Property Casualty Company of America (“Travelers”). For fiscal years 2005 and 2006, we retained a $500,000 deductible per occurrence for these policies. This retention was $750,000 per claim for fiscal 2004. We also purchase workers’ compensation insurance coverage based upon actual payroll classifications in the monopolistic state of North Dakota, and we are self-insured in the states of Ohio and Washington.

We are contractually required to collateralize our recorded obligations under the workers’ compensation insurance contracts with Travelers through irrevocable letters of credit, surety bonds or cash. As of October 28, 2006, these aggregate collateral requirements have been satisfied through $35 million of letters of credit.

Our nationwide risk management program is managed by our Risk Management Department consisting of risk management and workers’ compensation professionals as well as claim administrators who monitor the disposition of all claims and oversee, through an on-line system, all workers’ compensation claim activity. The department utilizes a variety of creative and aggressive workers’ compensation loss prevention and claim management strategies. The risk management program includes safety programs, claim strategy reviews with the carrier and third-party administrator, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees

As of October 28, 2006, we had approximately 24,700 temporary employees on assignment and employed 809 regular staff. Our employees are not covered by any collective bargaining agreements. Management believes that its relationships with its employees are good.

Service Marks

We have various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including our primary Westaff® service mark.

We also own other service marks, including the Westaff® logo, Talent Trak®, Time Trak®, Ms. Carmen Courtesy®, and Staff for Business Jobs for People®. We have filed applications to register the service marks Learning TrakSM and West-TekSM.

Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual report on From 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at http://www.westaff.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer or Investor Relations representative.

ITEM 1A.        RISK FACTORS.

Factors Affecting Future Operating Results

This Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

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

We expect the level of competition to remain high in the future, and competitive pricing pressures will continue to make it difficult for us to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers’ compensation and, domestically, state unemployment insurance. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital that we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. As of October 28, 2006, our aggregate collateral requirements under these contracts have been secured through $35.3 million of letters of credit; however, under certain circumstances, such as an inability to maintain minimum borrowing availability, we could be required to increase our letters of credit by $5 million. Further, our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

In the United States, we are responsible for and pay workers’ compensation costs for our regular and temporary employees. In recent years, these costs have risen substantially as a result of increased claims, general economic conditions, increases in healthcare costs and governmental regulations. In fiscal 2006, the increase in the volume of claims has fallen despite an increase in our domestic revenue, yet the increases in cost per claim have continued. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which only covers claims for a particular event above a $500,000 deductible. Our workers’ compensation insurance policy expires November 1, 2008 and we cannot guarantee that we will be able to successfully renew such policy. Further, there are covenants associated with the continuation of the policy and there can be no guarantee that we will continue to meet those covenants going forward. Should our workers’ compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

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

We finance our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities. As of October 28, 2006, our total borrowing capacity was $19.8 million consisting of $10.6 million for the domestic operations, $4.7 million for the United Kingdom operations and $4.5 million for the Australian operations.

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

The credit facilities contain covenants which, among other things, require us to maintain a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At the end of fiscal 2006, the minimum EBITDA covenant increased to $13.0 million on a trailing thirteen period basis. We failed to comply with that covenant and were required to obtain a waiver from our lenders, which we did in conjunction with our Tenth Amendment executed January 2, 2007. Any future failure to comply with the covenants under our credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations. If we were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available or that such financing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

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

Franchise agent operations comprise a significant portion of our revenue. For fiscal 2006, 27.5% of our total revenue was derived from franchise agent operations. In addition, our ten largest franchise agents for fiscal 2006 (based on sales volume) accounted for 17.3% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 21.6% of our revenue during fiscal 2006. Operations in foreign markets are inherently subject to certain risks, including in particular:

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

Our future financial performance is significantly impacted by our ability to attract, motivate and retain key management personnel including our Chief Executive Officer and other members of the senior management team. Competition for qualified management personnel is very competitive and in the event that we experience turnover in senior management positions, we cannot assure you that we will be able to recruit suitable replacements on a timely basis. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until the new management becomes familiar with our business.

Our success is impacted by our ability to attract and retain qualified temporary and permanent candidates.

We compete with other staffing services to meet our customers’ needs, and we must continuously attract reliable candidates to meet the staffing requirements of our customers. Consequently, we must continuously evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us and accept regular staff employment with our customers. Competition for individuals with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified candidates will continue to be available to us in sufficient numbers and on acceptable terms to us. The failure to identify, recruit, train and place candidates as well as retain qualified temporary employees over a long period of time could materially adversely affect our business.

Our service agreements may be terminated on short notice, leaving us vulnerable to loss of a significant amount of customers in a short period of time.

Our service agreements are generally cancellable with little or no notice by the customer to us. As a result, our customers can terminate their agreement with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace.

The cost of unemployment insurance for temporary employees may rise and reduce our margins.

In the United States, we are responsible for and pay unemployment insurance premiums for our temporary and regular employees. At times, these costs have risen as a result of increased claims, general economic conditions and government regulations. Should these costs continue to increase, there can be no assurance that we will be able to increase the fees charged to our customers in the future to keep pace with the increased costs, and if we do not, our results of operations and liquidity could be adversely affected.

Our information technology systems are critical to the operations of our business.

Our information management systems are essential for data exchange and operational communications with branches spread across large geographical distances. We have replaced key component hardware and software including backup systems within the past twelve months and are currently working towards replacing further key components over the next twelve to eighteen months. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers. Further, any significant delay in our plans to replace the remaining key components could adversely affect the business. Issues with either would require that we commit significant additional capital as well as management resources in order to resolve the interruption or delay.

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

We are in the business of employing people and placing them in the workplace of other businesses on either a temporary or permanent basis. As a result, we are subject to a large number of laws and regulations relating to employment. The risks related to engaging in such business include but are not limited to:

•       claims of discrimination and harassment,

•       violations of wage and hour laws,

•       criminal activity,

•       claims relating to actions by customers including property damage and personal injury, misuse of proprietary information and misappropriation of assets, and

•       immigration related claims.

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

Our Chairman and Founder, W. Robert Stover, beneficially owns directly or indirectly, or has voting power over, in excess of 39% of our outstanding stock. As the principal stockholder of Westaff, Mr. Stover has the ability to materially influence all matters submitted to the stockholders for approval and to exert significant influence on our management and affairs. For example, Mr. Stover has the ability to sell his shares independently and to strongly influence the election of the Board of Directors and the appointment of executive management. He also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by Mr. Stover to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

The market for our stock may be limited, and the stock price may continue to be extremely volatile.

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 33,000 shares from January 1, 2006, through December 31, 2006. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. We believe that the common stock price has also been negatively affected by the fact that our stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

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

We are involved in an action taken by the California Employment Development Department.

During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department, or EDD, that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

We lease three adjacent buildings in Walnut Creek, California, consisting of approximately 50,000 square feet, which house our executive and administrative offices. The lease is for a term of seven years commencing on January 12, 2003, with an additional five-year option to renew.

In addition, we lease space for our Company-owned offices in the United States and abroad. The majority of the leases are for fixed terms of one to five years and contain customary terms and conditions. Management believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3.                LEGAL PROCEEDINGS.

In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, we were notified by the EDD that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and

2004, which would result in additional unemployment taxes of approximately $0.9 million. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.   Our Common Stock has been included for quotation in the Nasdaq National Market (“NASDAQ”) under the symbol “WSTF” since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on NASDAQ.

	High	Low
Fiscal 2005:
First Quarter ended January 22, 2005	6.47	3.05
Second Quarter ended April 16, 2005	5.59	3.21
Third Quarter ended July 9, 2005	3.73	3.01
Fourth Quarter ended October 29, 2005	4.71	3.41
Fiscal 2006:
First Quarter ended January 21, 2006	5.20	4.45
Second Quarter ended April 15, 2006	4.60	3.70
Third Quarter ended July 8, 2006	4.60	3.86
Fourth Quarter ended October 28, 2006	4.43	3.47
Fiscal 2007
First Quarter ended January 20, 2007	5.73	4.15

On January 20, 2007, the last reported sales price on NASDAQ for our Common Stock was $4.96 per share. As of January 20, 2007, there were approximately 73 shareholders of record.

Sales of Unregistered Securities.   During fiscal 2006, we did not sell any unregistered securities.

Issuer Purchases of Equity Securities.   None during the fourth quarter of fiscal 2006.

Dividends.   We did not declare or pay dividends during fiscal 2005 or fiscal 2006. Further, our current credit facilities prohibit payment of dividends, so we are not currently contemplating a dividend declaration.

Securities Authorized Under Equity Plans.   The following table sets forth securities authorized for issuance under equity compensation plans as of October 28, 2006. All applicable equity compensation plans were previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders	417,000	$3.39	1,500,000

ITEM 6.     SELECTED FINANCIAL DATA.

	Fiscal Year
	2006	2005	2004	2003(2)	2002
	(Amounts in Thousands, Except Per Share Amounts and Number of Offices)
Revenue	$614,950	$612,861	$589,861	$518,738	$502,211
Operating income (loss) from continuing operations	4,545	6,128	5,409	(2,909)	(3,292)
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle(1)	3,119	20,097	3,157	(4,784)	(1,157)
Earnings (loss) per share—continuing operations before discontinued operations and cumulative effect of change in accounting principle
Basic	$0.19	$1.24	$0.20	$(0.30)	$(0.07)
Diluted	$0.19	$1.23	$0.20	$(0.30)	$(0.07)
Balance Sheet data (at end of period):
Working capital	$41,892	$40,626	$33,604	$21,237	$24,072
Total assets	139,265	138,782	122,408	113,147	121,955
Short-term debt and capital lease obligations	7,135	8,911	16,199	25,842	25,167
Long-term debt and capital lease obligations (excluding current portion)	833	3,174	2,125	2,590	2,000
Stockholders’ equity	66,009	61,621	39,847	35,456	38,950
Other operating data:
Number of offices (at end of period)
Company-owned	180	175	187	197	217
Franchise agent	58	63	68	72	77
Licensed	1	1	1	1	5
Total	239	239	256	270	299

(1)   Fiscal 2005 includes the reversal of $16,681 of domestic deferred tax valuation allowance ($1.02 per diluted share).

(2)   At the beginning of fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

Cautionary Statement

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in “Item 1A.—Risk Factors” under the heading “Factors Affecting Future Operating Results”. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements and Notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation costs, collectibility of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to these policies during fiscal 2006.

Revenue Recognition.   We record revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by our Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired directly by the customer. Permanent placement fees are recorded when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically four weeks.

We account for our revenue and the related direct costs of our franchise arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, Recording Revenue Gross as a Principal versus Net as an Agent. We first assess whether we act as a principal in our transactions or as an agent acting on the behalf of others. When we are the principal in a transaction and have the risks and rewards of ownership, we record the transaction gross in our income statement. Where we act merely as an agent, only the net fees earned are recorded in the income statement. Under our traditional franchise agreement, we have the direct contractual arrangements with our customers and the contracts are binding on us. We are also the employer of all temporary employees in the franchise agents’ operations and, as such, are obligated for the temporary employee payroll, related payroll taxes and the risk of loss for accounts receivable collection. As we retain the risks and rewards of ownership, the revenue and costs of services of our franchise agents are included in our Results of Operations. Each accounting period, we remit to each franchisee either a portion of the gross profit or a portion of the sales generated by its office(s), based on what the relevant franchise agreement dictates. Franchise agents’ sales represented 27.5%, 28.1% and 29.0% of the Company’s total revenue for fiscal 2006, 2005 and 2004, respectively. Franchise agents’ share of gross profit represents the net distribution paid to the franchise agents for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

We also have a licensing program in which the lone licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, revenue and costs of services generated by the license operation are not included in our consolidated financial statements. We advance funds to our licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to us based either on a percentage of revenue or of gross profit generated by the licensee and such license fees are recorded by us as license fees and included in revenue. We are no longer offering license agreements to new prospects.

Workers’ Compensation Reserves.   We self-insure the deductible amount related to domestic workers’ compensation claims, which was $500,000 per claim for policy years 2006 and 2005, and $750,000 per claim for policy year 2004. We maintain reserves for workers’ compensation costs based upon actuarial methods utilized to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors based on our historical claims experience and the staffing industry, and applying those factors to current claims information to derive an estimate of our ultimate claims liability. The calculated ultimate liability is computed for each policy year and is then reduced by the cumulative claims payments to determine the required reserves. We evaluate the reserve and the underlying assumptions regularly throughout the year and make adjustments accordingly. At least annually, we obtain an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. If the actual costs of such claims and related expenses exceed the amounts estimated, additional reserves may be required. These reserves amounted to $24.3 million and $19.6 million at October 28, 2006, and October 29, 2005, respectively. While we believe that the recorded reserves are adequate, there can be no assurances that future, unfavorable changes to estimates relied upon in the determination of these reserves will not occur.

Collectibility of Accounts Receivable.   We provide an allowance for uncollectible accounts receivable based on an estimation of losses which could occur if customers are unable to make required payments. We evaluate this allowance on a regular basis throughout the year and make adjustments as the evaluation warrants. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. These allowances were $0.8 million at October 28, 2006, and $1.0 million at October 29, 2005. Our estimates are influenced by numerous factors including our large, diverse customer base, which is disbursed across a wide geographical area. No single customer accounted for more than 10% of accounts receivable for fiscal year 2006.

Goodwill and Other Intangible Assets.   Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. We utilize an independent third-party valuation firm to determine the fair value of our individual reporting units. The valuation methodologies considered include analyses of discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to ours. We perform our annual impairment tests in the fourth quarter of each fiscal year.

Income Taxes.   We account for income taxes by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in our financial statements or tax returns. As required under SFAS No. 109, Accounting for Income Taxes, we measure these expected future tax consequences based upon provisions of tax law as currently enacted. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. We also provide a reserve for tax contingencies when we believe a probable and estimatable exposure exists. At October 30, 2004, substantially all of our net deferred tax assets were offset with a valuation allowance of $18.7 million. During the fourth quarter of fiscal 2005, we assessed the realizability of our deferred tax assets. As a result of our positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, our long-term history of profitability as well as the improvements in our financial position, we determined that it is more likely than not that the deferred tax asset will be realized. Accordingly, during the fourth quarter of fiscal 2005, we reversed our full domestic deferred tax asset valuation allowance of $16.7 million.

Reserves for Legal and Regulatory Liabilities.   There are various claims, lawsuits and pending actions against us incident to our operations for which we have recorded liabilities that we believe are appropriate. We evaluate this reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect our financial condition.

Executive Overview

Fiscal 2006 marks our highest revenue since fiscal 2000 and the highest gross profit since fiscal 2001. We are also very pleased to report a third consecutive profitable year following three challenging years in fiscal 2001 through 2003.

Our gross profit grew steadily quarter-over-quarter during the year to conclude at a 3% increase over fiscal 2005 and a 10% increase over fiscal 2004. Gross margins mirrored these results, increasing from 16.8% in fiscal 2004 to 17.3% in fiscal 2005 and to 17.7% in fiscal 2006. Our continued success with permanent placement revenue, which increased 38% as compared to fiscal 2005, along with a focus on higher-margin business are the predominant reasons underlying these increases. At this point, we believe margins will continue to grow into fiscal 2007, although there can be no assurance this will occur.

We closed fiscal 2006 with an improved financial position, including working capital of $41.9 million and borrowing capacity of $19.8 million. These, coupled with strong cash flow from our operating activities, should be more than sufficient to meet expected working capital requirements for fiscal 2007.

We believe that we are well positioned, both strategically and financially, to continue generating improved operating results in fiscal 2007.

Discontinued Operations

Effective June 15, 2005, we sold our Norway and Denmark operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway. Net proceeds from the sale were approximately $2.7 million. Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims. The escrowed funds, net of any claim payments, will be remitted to us in June 2007. We recorded a net gain on the sale of $1.2 million. We have classified the operations as discontinued operations in the accompanying financial statements and notes thereto.

As required under the terms of our Multicurrency Credit Agreement, the net proceeds from the sale of the Norway and Denmark operations were used to pay down borrowings on our revolving credit facility. Interest expense has been allocated to these discontinued operations in accordance with EITF 87-24.

During fiscal 1999, we discontinued our medical business (“Western Medical”) principally through a sale to Intrepid U.S.A. Under the terms of the sale, we retained the majority of accounts receivable, including trade and Medicare accounts receivable balances. During the third quarter of 2004, we resolved certain significant legal and liability claims and evaluated future risks associated with remaining pending claims and, as a result, recorded $0.2 million of income from the medical discontinued operations. As of October 28, 2006, there are remaining current liabilities of the discontinued medical operations of $23,000, primarily for settled but unpaid claims.

Results of Continuing Operations

The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenue.

	Fiscal Year
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Costs of services	82.3%	82.7%	83.2%
Gross profit	17.7%	17.3%	16.8%
Franchise agents’ share of gross profit	3.0%	3.1%	3.1%
Selling and administrative expenses	13.2%	12.5%	11.8%
Depreciation and amortization	0.8%	0.7%	0.7%
Arbitration expenses	0.0%	0.0%	0.2%
Operating income from continuing operations	0.7%	1.0%	0.9%
Interest expense	0.2%	0.3%	0.4%
Interest income	*	*	*
Income from continuing operations before income taxes	0.6%	0.8%	0.6%
Income tax provision (benefit)	0.1%	(2.5)%	*
Income from continuing operations	0.5%	3.3%	0.5%

*                    less than 0.1%

Fiscal 2006 compared to Fiscal 2005

Revenue

Revenue increased $2.1 million or 0.3% for fiscal 2006 as compared to fiscal 2005. Domestic revenue increased $11.2 million or 2.4%, largely due to an increase in average bill rates of 2.0%, coupled with an increase in permanent placement revenue of 84%. These increases were partially offset by a slight decrease in billed hours of 0.1%, which reflects the effects of a shift in business mix in an effort to increase gross margin. The increase in average bill rates primarily stems from a bill rate increase implemented in May 2006, coupled with a generally more positive economic environment in fiscal 2006 compared to fiscal 2005, which allowed us to price new business at higher rates as compared to fiscal 2005. Further, the increase in our domestic permanent placement revenue is the result of both our focused training efforts and having a full compliment of permanent placement consultants in place for fiscal 2006. The hiring of these consultants commenced in the latter half of fiscal 2005, and we intend to maintain or increase the number of these consultants during fiscal 2007. As a percentage of revenue, domestic permanent placement fees increased to 1.0% in fiscal 2006 as compared to 0.6% in fiscal 2005. Based on our continuing efforts in this service line, coupled with a relatively low domestic unemployment rate, we are optimistic we can increase this revenue during fiscal 2007.

Offsetting the domestic revenue growth was a decrease in international revenue of $9.1 million or 6.4%. The largest cause of this decrease was a $6.5 million decrease in revenue from our Australian subsidiary, primarily due to decreased revenue from several large, national accounts. Billed hours decreased 8% in Australia, and the average bill rate remained essentially the same in fiscal 2006 as it had been in fiscal 2005. Partially offsetting this decrease in temporary services revenue, Australia’s permanent placement revenue increased 45% or $0.7 million.

In addition to the decrease noted in Australia, revenue from our United Kingdom operations decreased $1.4 million, or 3.4%. This is primarily the result of a 3.9% decrease in billable hours and average bill rates remaining essentially the same in fiscal 2006 as compared to fiscal 2005. The United Kingdom operations were without a Managing Director for much of fiscal 2006 and, consequently, the operation did not have as robust a focus on sales as it should have, resulting in an overall decrease in revenue.

Finally, revenue from our New Zealand operations decreased $1.2 million, or 16%. Billable hours for temporary services decreased 9.5% while the average bill rate decreased 6.4%, primarily due to the loss of one national account, the volume of which was not replaced during the fiscal year.

Costs of Services and Gross Profit

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. On a consolidated basis, costs of services decreased $0.9 million, or 0.2%, in fiscal 2006 as compared to fiscal 2005. This decrease is primarily attributable to an overall decrease in billable hours of 1.3%, partially offset by an overall increase in average pay rates of 1.1%. This overall decrease in costs of services, coupled with the increase in revenue noted above, caused gross profit to increase $3.0 million, or 2.8%, and also caused gross margin to increase to 17.7% as compared to 17.3% for fiscal 2005. Gross margin increased primarily as a result of bill rate increases and increases in permanent placement revenue, both explained above, coupled with stabilization of workers’ compensation costs and state unemployment insurance costs as explained below.

Our domestic workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial. Unexpected adverse development of open claims and increases in our incurred but not reported (IBNR) claims can also significantly affect workers’ compensation costs. We monitor claim activity and evaluate actuarial estimates to ensure that accruals and resulting costs remain appropriate in light of loss trends. Further, we aggressively work to close out claims on terms that are favorable to us and continually monitor costs and accrual rates in light of actual loss trends. However, there can be no assurance that our efforts to control workers’ compensation costs will be effective or that loss development trends will not require additional increases in workers’ compensation accruals in future periods. As a percent of direct labor, domestic workers’ compensation costs remained stable at 5.4% for both fiscal 2006 and 2005.

As a percent of domestic direct labor costs, state unemployment rates remained stable at 3.1% for both fiscal 2006 and fiscal 2005. This stabilization assisted our efforts to manage consolidated costs of services in fiscal 2006.

We continue to focus our efforts on improving gross margin through development of our permanent placement service line and movement of our business mix to those opportunities offering higher margins.

These efforts, coupled with both low domestic unemployment rates and strong national economies in the United Kingdom, Australia and New Zealand, should allow us to continue improving gross margins into fiscal 2007. However, there can be no assurance we will be successful in that regard.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased from 3.1% of revenue for fiscal 2005 to 3.0% for fiscal 2006, primarily due to the conversion of two franchised operations into company-owned operations. During the second fiscal quarter of 2006, we acquired our Houston, Texas, franchised operations and at the beginning of our third fiscal quarter, we acquired our Raleigh, North Carolina, franchised operation. Therefore, upon acquisition, we maintained revenue streams from these operations yet were no longer paying out a portion of the gross profits.

Selling and administrative expenses

Selling and administrative expenses increased $4.6 million, or 6.0%, for the 2006 fiscal year as compared to fiscal 2005. As a percentage of revenue, selling and administrative expenses increased to 13.2% in fiscal 2006 from 12.5% in fiscal 2005. The increase is due to a combination of cost increases, including increased domestic salaries relating to revenue-producing staff placed into our field offices in the amount of $1.1 million, an enhanced field incentive plan to stimulate domestic sales growth in the amount of $1.2 million, increased employee health-related benefits of $0.6 million, an increase in bank service charges of $0.4 million and increased remote server hosting costs to support our Business Process Management, or BPM, system of $0.3 million. In addition, throughout fiscal 2006 a number of management personnel were replaced and some positions eliminated both domestically and internationally, which led to severance costs for the departed employees in the amount of $1.0 million.

Depreciation and amortization

Depreciation and amortization increased $0.6 million or 15.6%, primarily due to higher depreciation associated with portions of our domestic BPM system that have been placed into service. Currently, we anticipate depreciation expense to increase in fiscal 2007 as a result of additional modules of the BPM system being placed in service, which will activate depreciation and amortization on these modules.

Interest expense

Interest expense decreased $0.3 million for fiscal 2006 as compared to fiscal 2005 primarily as a result of lower average borrowings outstanding during the year partially offset by higher average interest rates. Contingent on maintaining or reducing our outstanding debt, coupled with no significant increase in interest rates, our interest expense would be expected to decline in fiscal 2007.

Income tax provision

We record income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. During the fourth quarter of fiscal 2005, management assessed the realizability of its deferred tax assets. As a result of our positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, our long-term history of profitability as well as the improvements in our financial position, management determined that it is more likely than not that the deferred tax asset will be realized. Accordingly, during the fourth quarter of fiscal 2005, we reversed our full, domestic deferred tax asset valuation allowance of $16.7 million, which resulted in an increase in net income for fiscal 2005 of $16.7 million, or $1.02 per diluted share. No similar reversal was expected or recorded during fiscal 2006. The income tax provision recorded during fiscal 2006 differs from statutory rates primarily due to federal tax credits we take advantage of, primarily as a result of the workers opportunity tax credit program.

Fiscal 2005 compared to Fiscal 2004

Revenue

Revenue increased $23.0 million or 3.9% for fiscal 2005 as compared to fiscal 2004. Domestic revenue increased $0.6 million or 0.1%, while international revenue increased 18.8% over fiscal 2004.

The domestic revenue increase is the result of a decrease in billed hours of 2.6%, which was offset by an increase in average bill rates of 2.6%. The decline in domestic billed hours reflects the effects of the November 2004 divestiture of one of our franchises, the August 2005 divestiture of another of our franchises and a shift in business mix in an effort to increase gross margin. The increase in average bill rates reflects the generally more positive economic environment with lower national unemployment rates, which allows us to pass along bill rate increases to customers in certain circumstances.

Permanent placement fees increased from $6.1 million in fiscal 2004 to $7.1 million in fiscal 2005, an increase of 16.1%. This increase is virtually all attributable to our domestic operations, which grew from $1.7 million in fees in fiscal 2004 to $2.7 million in fiscal 2005, an increase of 58.5%. As a percentage of revenue, permanent placement fees in the U.S. were 0.6% in fiscal 2005 as compared to 0.4% in fiscal 2004.

Of the 18.8% increase in international revenue noted above, 5.3% is attributable to higher currency exchange rates. International billed hours increased 7.9% and average bill rates increased 5.8%. Local currency revenue from Australia increased 28.4% as a result of strong national account sales growth. Local currency revenue in the U.K. declined 7.7% during fiscal 2005, primarily due to “off-shoring” of certain staffing functions by a number of Westaff’s U.K. customers.

Costs of Services

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation insurance and other employee-related costs. Costs of services increased $16.4 million, or 3.3%, in fiscal 2005 as compared to fiscal 2004. Fiscal 2005 gross profit increased $6.6 million, or 6.7%, and gross margin increased to 17.3% as compared to 16.8% for fiscal 2004. Gross margin increased primarily as a result of stabilization of workers’ compensation costs as noted below, bill rate increases, changes in business mix and increased permanent placement fees as noted above, partially offset by higher state unemployment insurance costs.

Our domestic workers’ compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial staffing. Unexpected adverse development of open claims and increases in our IBNR claims can also significantly affect the level of accruals needed to cover workers’ compensation costs. We review interim and annual actuarial estimates and monitor claim activity to ensure that accruals remain appropriate in light of loss trends. However, unanticipated adverse loss development trends can result in a need for additional charges to be recorded. As a percent of direct labor, domestic workers’ compensation costs decreased from 5.9% in fiscal 2004 to 5.4% in fiscal 2005. The fiscal 2004 fourth quarter included a charge of $1.7 million to increase our domestic workers’ compensation reserves as a result of unfavorable loss development trends. During fiscal 2005, we increased our basic accrual rates for workers’ compensation which, combined with more stable loss trends, resulted in no such charge in fiscal 2005. We aggressively work to close out claims on terms that are favorable to us and continually monitor our costs and accrual rates in light of actual loss trends.

As a percent of direct labor, domestic state unemployment rates increased from 2.6% in fiscal 2004 to 3.1% in fiscal 2005. This increase is largely due to an increase in the unemployment tax rate assessed in the State of California. During the fourth quarter of fiscal 2005, we were notified by the EDD that our California unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. This rate increase was based on the EDD finding that our wholly-owned domestic operating subsidiaries would be considered as a single reporting entity for California unemployment tax reporting purposes. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. We accrued a portion of the increased tax during the fourth quarter of fiscal 2005. However, management believes that it has strong defenses and legal arguments with respect to approximately $0.9 million of the assessment and accordingly has not accrued for that portion of the assessment as of October 29, 2005 or October 28, 2006.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit was 3.1% for both fiscal 2005 and fiscal 2004. In November 2004, we sold one of our franchise agents’ operations, representing four franchise offices, back to the franchise agent. Revenue for this franchise agent comprised 3.2% of total domestic revenue for the fiscal year ended October 30, 2004. In August 2005, we sold one additional franchise agent operation, representing two franchise offices, back to the franchise agent. Year-to-date fiscal 2005 revenue for this franchise agent through the date of the sale comprised approximately 0.7% of our fiscal 2005 domestic revenue.

Selling and administrative expenses

Selling and administrative expenses increased $6.8 million, or 9.7%, for the 2005 fiscal year as compared to fiscal 2004, due primarily to investments in new and existing personnel along with associated benefits and payroll taxes. As a percentage of revenue, selling and administrative expenses increased to 12.5% in fiscal 2005 from 11.8% in fiscal 2004. We are continuing our investment in our field office staff, increasing full-time equivalent positions by approximately 11% as of the end of fiscal 2005 as compared to the prior year end. These staff increases have been made to support the development of our domestic permanent placement line of business along with increasing staff in selected offices to help support future growth and business development. Additionally, we have increased staffing to support the implementation of our new business process management system. The fiscal 2005 fourth quarter included $0.5 million of costs associated with a restructure, while the fiscal 2005 second quarter included separation costs of $0.5 million for our former chief executive officer. Selling and administrative expenses in the second quarter of fiscal 2004 were reduced by a $0.7 million gain on the sale of the executive headquarters building in

Walnut Creek, California. The fiscal 2004 fourth quarter included costs of $0.9 million associated with an unfavorable arbitration ruling.

Depreciation and amortization

Depreciation and amortization decreased $0.2 million or 5.0%, primarily due to assets becoming fully depreciated, partially offset by higher depreciation starting in the fourth quarter associated with the portions of our BPM system that have been placed in service.

Interest expense

Interest expense decreased $0.5 million for fiscal 2005 as compared to fiscal 2004 primarily as a result of lower average borrowings outstanding during the year partially offset by higher average interest rates.

Income tax provision

We record income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. At October 30, 2004, substantially all of our net deferred tax assets were offset with a valuation allowance of $18.7 million. During the fourth quarter of fiscal 2005, we assessed the realizability of our deferred tax assets. As a result of our positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, our long-term history of profitability as well as the improvements in our financial position, we determined that it is more likely than not that the deferred tax asset will be realized. Accordingly during the fourth quarter of fiscal 2005, we reversed our full, domestic deferred tax asset valuation allowance of $16.7 million, which resulted in an increase in net income for fiscal 2005 of $16.7 million, or $1.02 per diluted share.

Liquidity and Capital Resources

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Our traditional use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth and during periods where sales are seasonally high. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash provided by operating activities was $13.2 million for the fiscal year ended October 28, 2006, compared to $7.6 million for the fiscal year ended October 29, 2005. The largest portion of the fiscal 2006 cash provided by operating activities was generated from managing receivables, which provided $7.5 million of the operating cash flow. Our days sales outstanding, or DSO, was significantly reduced as compared to fiscal year end 2005.

Cash used for investing activities was $9.1 million in fiscal 2006 as compared to $4.6 million in fiscal 2005. Capital expenditures, which is primarily for BPM system initiatives, other software, computers and peripherals, and office furniture and equipment, was $5.1 million of this amount during fiscal 2006. We continue to invest in enhancements and upgrades to our computer-based technologies. During fiscal 2004, we entered into a license agreement for a domestic BPM system which is being implemented in three phases. The initial phase, which consisted of the human resources system for regular Westaff employees, was successfully implemented in July 2005. The second phase, which includes the core financial systems and the accounts receivable module, went live in the beginning of fiscal year 2006. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to go live in the fourth quarter of fiscal 2007. Capital expenditures associated with this system implementation were approximately $2.7 million during fiscal year 2006. In addition, we made certain technology infrastructure upgrades in our Australian operation during fiscal 2006 and are also in the process of implementing a new front office system in our United Kingdom operation. Our credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal 2007.

In addition, cash used by investing activities in fiscal 2006 included $3.8 million for a Westaff franchise located in Houston, Texas. We believe the terms and conditions of the preexisting relationship were consistent with other relationships we have with other franchisees, and accordingly have not recorded a settlement gain or loss. The transaction resulted in us recording $3.4 million of franchise rights, $0.1 million of non-compete agreements, and $0.3 million of goodwill.

We have generated cash in the past through sales of company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner. In the first quarter of fiscal 2005, we sold one of our franchise agents’ operations back to the franchise agent for cash proceeds of $1.0 million. We secured the franchise agents’ note payable obligation to the bank that funded the purchase through a $1.0 million letter of credit that declines as the note obligation is paid by the franchise agent. As of October 28, 2006, the balance on the letter of credit was $0.8 million. The $1.0 million gain on the sale of the franchise operations has been deferred, and is being recognized as the note obligation payments are made. During the fourth quarter of fiscal 2005, we sold an additional franchise agent’s operations to the franchise agent for cash proceeds and a net gain of $0.5 million.

As noted above in “Discontinued Operations,” in June 2005, we sold our Norway and Denmark operations for net proceeds of approximately $2.7 million. Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential claims under Norway’s pension plans. The escrowed funds, net of any claim payments, will be remitted to us in June 2007. The proceeds received were used to pay down borrowings under our revolving credit facility. We recorded a net gain on the sale of $1.2 million. No similar sale occurred during fiscal 2006.

Cash used for financing activities was $3.6 million in fiscal 2006 and $6.9 million in fiscal 2005. In both years, the primary cause behind this usage was repayments under our lines of credit, which amounted to $3.9 million in fiscal 2006 and $7.1 million in fiscal 2005.

In May 2002, we entered into agreements with GE Capital, as primary agent, to provide senior secured multicurrency credit facilities that originally expired in May 2007. The credit facility comprised a five-year syndicated Credit Agreement (the “Multicurrency Credit Agreement”) consisting of a $50.0 million U.S. Revolving Loan Commitment, a £2.74 million U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan, which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the “A$ Facility Agreement”) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the A$ Facility Agreement).

In August 2005, the Multicurrency Credit Agreement was amended to allow an add-back of approximately $1.0 million to the earnings before income taxes, depreciation and amortization, or EBITDA, covenant relating to separation and restructuring costs incurred or to be incurred during fiscal 2005. The amendment also allowed the gain from the sale of the Registrant’s Norway and Denmark operations of approximately $1.1 million to be included in determining compliance with the EBITDA and fixed charge covenants. Additionally, the amendment increased the maximum capital expenditures allowed for fiscal 2005 from $6.0 million to $8.5 million and also increased the letter of credit sub-limit from $35.0 million to $40.0 million.

In March 2006, we and our lenders executed an Eighth Amendment to the Multicurrency Credit Agreement. Among other things, the amendment reset minimum EBITDA covenants for fiscal 2006 and beyond, adjusted the fixed charge coverage ratio for our second quarter of fiscal 2006, extended the credit facility for one additional year to May 2008 and added an additional pricing grid that will allow us to benefit from reduced interest rates and letter of credit fees upon achieving certain minimum EBITDA targets. Additionally, the amendment increased the maximum amount of the U.S. Revolving Loan Commitment by $5.0 million to $55.0 million and increased the letter of credit sub-limit from $40.0 million to $45.0 million.

In July 2006, we and our lenders executed a Ninth Amendment to the Multicurrency Credit Agreement for the purpose of determining the financial covenants. The amendment allows for a one-time add-back adjustment of approximately $0.5 million to EBITDA commencing the fiscal quarter ending April 15, 2006, for the separation and transition charges related to the termination of employment for two of our former executives.

On January 2, 2007, we and our lenders executed a Tenth Amendment to the Multicurrency Credit Agreement. Among other things, this amendment reduces the interest rates if certain financial benchmarks are achieved and resets the future minimum EBITDA covenants. The amendment extended the credit facility for one additional year to May 2009. We were not in compliance with its minimum EBITDA covenant as of the end of fiscal 2006, and the amendment included a waiver of this covenant violation.

On January 25, 2007, we and our lenders executed an amendment to the A$ Facility Agreement, which extended the agreement for two additional years to May 2009.

As of October 28, 2006, we had $4.8 million outstanding under our credit facilities all of which was outstanding under the A$ Facility Agreement. We have combined available borrowing capacity under our credit facilities of $19.8 million consisting of $10.6 million for the U.S., $4.7 million for the U.K. and $4.5 million for Australia.

In February 2004, we completed the sale of our former corporate headquarters’ building for cash proceeds of $1.9 million. The proceeds were used to pay down outstanding borrowings under our revolving credit facilities. We have an outstanding $0.7 million irrevocable standby letter of credit as a security deposit for the December 2002 sale leaseback of the land and buildings housing our administrative offices.

We have an unsecured subordinated promissory note payable to our principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under our credit facilities plus seven percent (15.25% at October 28, 2006), compounded monthly and payable 60 calendar days after the end of each of our fiscal quarters. Payment of interest is contingent on us meeting minimum availability requirements under our credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. The Sixth Amendment to our Multicurrency Credit Agreement provides for optional prepayment of the note subject to certain borrowing availability limits on the U.S. revolving loan commitment portion of the credit facilities.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the U.K. or Australian operations; however, we may request dividends from the U.K. During fiscal 2004, the U.K. utilized cash from operations and excess borrowing capacity to pay dividends to the U.S. totaling $2.7 million. The U.S. can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was $4.2 million as of October 28, 2006, and $4.1 million as of October 29, 2005.

We are responsible for and pay workers’ compensation costs for our domestic temporary and regular employees and are self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal years 2006 and 2005 and $750,000 per claim for fiscal 2004). Generally speaking, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash. In April 2005, our insurance carrier reduced our collateral requirements for us through the cancellation of a $3.8 million surety bond thereby eliminating any remaining outstanding surety bond. Currently, we do not believe that surety bonds will be available or required in the foreseeable future to secure workers’ compensation obligations.

Under the terms of our 2006 policy year agreement, we made cash payments totaling $4.9 million, paid in equal monthly installments, which commenced on November 1, 2005.

During the fourth quarter of fiscal 2005, we and our insurance carrier negotiated the return of $11.0 million of the fiscal 2005 cash collateral and we issued $11.0 million of letters of credit in its place. During the first quarter of fiscal 2006, we issued an additional $1.9 million of letters of credit in exchange for $1.2 million in cash, which represented all of the cash remaining in the 2005 collateral fund.

For our 2007 policy year insurance program, we anticipate total cash payments of $4.8 million will be paid during fiscal 2007 in equal monthly installments, which commenced on November 1, 2006. Cash payments for 2007 policy year claims will be paid directly by us. As of January 2007, we had outstanding $35.3 million of letters of credit to secure all outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances, we may be required to increase our letters of credit by $5 million. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

We continue to evaluate other opportunities to further strengthen our financial position. However, we believe that the borrowing capacity provided under the amended credit agreement, together with cash generated through our operating performance, will be sufficient to meet our working capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following summarizes our contractual cash obligations in future fiscal years (in millions) as of October 28, 2006:

	Payment Due by Period
Contractual Obligations	Total	Less than one fiscal year	1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years
Credit facilities(1)	$4.8	$4.8	$—	$—	$—
Promissory note(2)	2.0	2.0	—	—	—
Operating leases	11.6	4.3	5.5	1.6	0.2
Workers’ compensation policy year 2007(3)	4.8	4.8	—	—	—
Capital leases-principal	1.2	0.3	0.9	—	—
Capital leases-interest	0.3	0.2	0.1	—	—
Total Contractual Obligations	$24.7	$16.4	$6.5	$1.6	$0.2

(1)          The credit agreement expires in May 2009, but our lenders could require accelerated payment of amounts outstanding under the credit facilities in the event of default on one or more of the debt covenants contained therein.

(2)          Payments under the promissory note are subject to certain restrictions regarding borrowing capacity and compliance within our senior secured credit facilities.

(3)          Workers’ compensation obligations for policy year 2007 are based on estimates. If actual results differ from these estimates, we could be required to make additional payments to, or receive refunds from, our insurance carrier in years subsequent to 2007.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At October 28, 2006, our outstanding debt under variable-rate interest borrowings was approximately $6.8 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1 million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the fiscal year ended October 28, 2006, our international operations comprised 21.6% of our revenue and, as of the end of that period, 19.3% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2006 (the end of the period covered by this report) our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There was no change in our internal control over financial reporting that occurred during the fiscal year ended October 28, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders. We have adopted a Code of Ethics that applies to all our principal executive, financial and accounting officers. The Code of Ethics is posted on our website at www.westaff.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply, by posting such information on our website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, Westaff, Inc., P.O. Box 9280, Walnut Creek, CA 94598.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our wholly-owned subsidiary known as Westaff (USA), Inc., a California corporation (“Westaff (USA)”) executed an unsecured subordinated promissory note dated April 1, 2002, payable to W. Robert Stover, its principal stockholder and Chairman of the Board of Directors, in the amount of $2.0 million. The initial term of the note was one year with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002, the note was amended and restated to extend the maturity date to August 18, 2007. Additionally, the interest rate and payment schedule were amended to a rate equal to the U.S. Index Rate as calculated under our Multicurrency Credit Agreement with General Electric Capital Corporation (“Credit Agreement”), plus seven percent, compounded monthly payable 60 calendar days after the end of each of our fiscal quarters. The interest rate in effect on October 28, 2006, was 15.25%. Payment of interest is contingent on us meeting minimum availability requirements under our credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. The interest paid in fiscal 2006 was $0.3 million.

Any future transactions between us and our officers, directors, and affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Audit Committee.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

3.                 Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description
3.1.2	Fourth Amended and Restated Certificate of Incorporation.(5)
3.2.4	Amended and Restated Bylaws, effective March 1, 2004.(10)
4.1.1	Form of Specimen Certificate for the Company’s Common Stock.(2)
10.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)
10.3.4	Employment Agreement with W. Robert Stover.(2)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom.(3)
10.3.5.1	First Amendment to Employment Contract by and between Westaff Support, Inc. and Dirk A. Sodestrom.(8)
10.3.5.2	Second Amendment to Employment Contract by and between Westaff Support, Inc. and Dirk A. Sodestrom.(12)
10.3.9

Addendum made the 26th day of January 2005 to agreement between Westaff (UK) Limited (“the Company”) and Patricia M. Newman (“the Employee”) supplemental to an agreement made as of the 1st day of December 1998 between the Company and the Employee, an addendum made as of the 4th day of February 1999 between the Company and the Employee, a letter dated the 3rd day of April 2001 from Bob Stover to Employee; and a memorandum dated the 23rd February 2004 between the Company and the Employee.(13)

10.3.9.1	Employment Agreement executed on April 7, 2005 between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(15)
10..9.2	Notice of Restricted Stock Award and Restricted Stock Agreement dated April 7, 2005.(15)
10.3.9.4	Notices of Grant of Stock Option dated April 7, 2005 (replaces Exhibit 10.3.9.3).(15)

10.3.9.5	First Amendment to Employment Agreement between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(18)
10.3.10.1

Third Amendment to Employment Contract by and between the Company and Stephen Russo dated August 17, 2005, Second Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, First Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, and Employment Contract by and between the Company and Stephen Russo dated July 1, 2004.(18)

10.3.11.1	Employment Agreement dated as of February 20, 2001, by and between John P. Sanders and the Company.(20)
10.3.11.2	Key Employee Transition Compensation Plan, dated as of September 20, 2004, by and between John P. Sanders and the Company.(20)
10.3.11.3	First Amendment to Employment Contract executed on April 21, 2006, by and between John P. Sanders and the Company.(23)
10.3.12.1	Employment Agreement dated as of March 20, 2006, by and between Matthew G. J. Parker and the Company.(20)
10.3.12.2	First Amendment to Westaff Employment Contract executed on April 24, 2006, between Matthew G. J. Parker and the Company.(23)
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.(12)
10.8.20	Credit Agreement dated as of May 17, 2002.(4)
10.8.20.1	First Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors.(6)
10.8.20.2	Second Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(7)
10.8.20.3	Third Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors.(8)
10.8.20.4	Fourth Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(9)
10.8.20.5	Fifth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(11)
10.8.20.6	Sixth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(14)
10.8.20.7	Seventh Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(17)
10.8.20.8	Eight Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(19)
10.8.20.9	Ninth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(24)
10.8.20.10	Tenth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(25)
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002.(4)
10.8.22	Pledge Agreement dated as of May 17, 2002.(4)
10.8.23	Security Agreement dated as of May 17, 2002.(4)
10.8.24	Parent Guaranty dated as of May 17, 2002.(4)
10.8.25	Subsidiary Guaranty dated as of May 17, 2002.(4)
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002.(4)
10.8.27	Unsecured Subordinated Draw Down Note dated September 25, 2003.(8)
10.11	Westaff, Inc. Employee Stock Purchase Plan.(3)
10.11.3	International Employee Stock Purchase Plan(3)
10.11.4	Westaff, Inc. Employee Stock Purchase Plan (as Amended and Restated July 26, 2006).
10.11.5	Westaff, Inc. International Employee Stock Purchase Plan (as Amended and Restated July 26, 2006).
10.12	Westaff Key Employee Transition Compensation Plan.(12)

10.13	Form of Employment Contract with Certain Named Executive Officers.(3)
10.14.1	Westaff, Inc. 2006 Stock Incentive Plan.(22)
10.14.2	Westaff, Inc. 2006 Non-Employee Director Option Program.(22)
10.14.3	Form Notice of Stock Option Award and Stock Option Award Agreement.(22)
10.14.4	Form Notice of Non-Qualified Stock Option Award and Stock Option Award Agreement.(22)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page IV-1).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Mutual Release, dated as of March 31, 2006, by and between Dirk A. Sodestrom and the Company.(21)

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

(13)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the fiscal year ended October 20, 2004.

(14)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated January 5, 2005.

(15)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated April 7, 2005.

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

(19)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated March 1, 2006.

(20)        Incorporated herein by reference to Exhibits 10.1, 10.2, and 10.3 filed with the Company’s Current Report on Form 8-K dated March 24, 2006.

(21)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated March 31, 2006.

(22)        Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with the Company’s Current Report on Form 8-K dated April 19, 2006.

(23)        Incorporated herein by reference to Exhibits 10.1 and 10.2 filed with the Company’s Current Report on Form 8-K dated April 21, 2006.

(24)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated July 25, 2006.

(25)        Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated January 2, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Westaff, Inc.

We have audited the accompanying consolidated balance sheets of Westaff, Inc. and subsidiaries (the Company) as of October 28, 2006 and October 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries as of October 28, 2006 and October 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 12 to the consolidated financial statements, effective October 30, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Oakland, California
January 26, 2007

Westaff, Inc.
Consolidated Balance Sheets

	October 28,	October 29,
	2006	2005
ASSETS	(In thousands, except share and per share amounts)
Current assets:
Cash and cash equivalents	$3,545	$3,014
Trade accounts receivable, less allowance for doubtful accounts of $811 and $997	76,267	83,416
Deferred income taxes	5,834	5,097
Prepaid expenses	4,732	3,847
Other current assets	4,694	1,419
Total current assets	95,072	96,793
Property and equipment, net	15,046	15,184
Deferred income taxes	12,404	11,951
Goodwill	12,367	11,770
Intangible assets	3,425	8
Other long-term assets	951	3,076
	$139,265	$138,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$4,790	$8,568
Current portion of capital lease obligations	345	343
Note payable to related party	2,000	—
Accounts payable	5,245	3,755
Accrued expenses	39,695	42,684
Income taxes payable	1,105	817
Total current liabilities	53,180	56,167
Note payable to related party	—	2,000
Long-term capital lease obligations	833	1,174
Other long-term liabilities	19,243	17,820
Total liabilities	73,256	77,161
Commitments and contingencies (Notes 2, 13 and 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued: 16,561,520 shares at October 28, 2006 and 16,377,958 shares at October 29, 2005	166	164
Additional paid-in capital	38,617	37,803
Deferred stock compensation	—	(54)
Retained earnings	27,270	24,151
Accumulated other comprehensive loss	(44)	(443)
Total stockholders’ equity	66,009	61,621
	$139,265	$138,782

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Income

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenue	$614,950	$612,861	$589,861
Costs of services	506,167	507,052	490,664
Gross profit	108,783	105,809	99,197
Franchise agents’ share of gross profit	18,157	18,884	18,494
Selling and administrative expenses	81,270	76,635	70,914
Depreciation and amortization	4,811	4,162	4,380
Operating income from continuing operations	4,545	6,128	5,409
Interest expense	1,241	1,587	2,098
Interest income	(151)	(148)	(85)
Income from continuing operations before income taxes	3,455	4,689	3,396
Income tax provision (benefit)	336	(15,408)	239
Income from continuing operations	3,119	20,097	3,157
Discontinued operations:
Income (loss) from discontinued operations	—	(134)	316
Gain on sale, net of income taxes of $34	—	1,163	—
Total discontinued operations, net of income taxes	—	1,029	316
Net income	$3,119	$21,126	$3,473
Earnings per share:
Continuing operations
Basic	$0.19	$1.24	$0.20
Diluted	$0.19	$1.23	$0.20
Discontinued operations—basic and diluted	$—	$0.06	$0.02
Net income
Basic	$0.19	$1.30	$0.22
Diluted	$0.19	$1.29	$0.22
Weighted average shares outstanding—basic	16,454	16,271	16,033
Weighted average shares outstanding—diluted	16,526	16,420	16,081

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional	earnings	other	Deferred
	Common stock		paid-in	(accumulated	comprehensive	stock
	Shares	Amount	capital	deficit)	loss	compensation	Total
	(In thousands)
Balance at November 1, 2003	16,015	$160	$36,706	$(448)	$(962)	$—	$35,456
Comprehensive income:
Net income	—	—	—	3,473	—	—
Currency translation adjustments	—	—	—	—	856	—
Total comprehensive income	—	—	—	—	—	—	4,329
Stock issued under employee stock plans	32	—	62	—	—	—	62
Balance at October 30, 2004	16,047	160	36,768	3,025	(106)	—	39,847
Comprehensive income:
Net income	—	—	—	21,126	—	—
Currency translation adjustments	—	—	—	—	(337)	—
Total comprehensive income	—	—	—	—	—	—	20,789
Stock issued under employee stock plans	331	4	826	—	—	(64)	766
Tax benefits from employee stock plans	—	—	209	—	—	—	209
Amortization of deferred stock compensation	—	—	—	—	—	10	10
Balance at October 29,2005	16,378	164	37,803	24,151	(443)	(54)	61,621
Comprehensive income:
Net income	—	—	—	3,119	—	—
Currency translation adjustments	—	—	—	—	399	—
Total comprehensive income	—	—	—	—	—	—	3,518
Reclassification of deferred stock compensation	—	—	(54)	—	—	54	—
Stock issued under employee stock plans	184	2	563	—	—	—	565
Tax benefits from employee stock plans	—	—	45	—	—	—	45
Share-based compensation	—	—	260	—	—	—	260
Balance at October 28, 2006	16,562	$166	$38,617	$27,270	$(44)	$—	$66,009

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$3,119	$21,126	$3,473
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	(1,163)	—
Tax benefits from employee stock plans	21	209	—
Depreciation and amortization	4,811	4,190	4,474
Stock-based compensation	260	10	—
Provision for losses on doubtful accounts	192	582	1,168
Amortization of deferred gain on sale-leaseback	(745)	(744)	(754)
Amortization of debt issuance costs	370	597	556
Deferred income taxes	(1,174)	(16,766)	(278)
Income from sales of affiliate operations	(305)	(605)	(25)
(Gain) loss on sale or disposal of assets	13	65	(657)
Changes in assets and liabilities:
Trade accounts receivable	7,480	(1,511)	(9,209)
Other assets	(1,675)	(3,901)	140
Accounts payable and accrued expenses	(1,699)	5,480	14,678
Income taxes payable	277	151	(11)
Other liabilities	2,285	(165)	268
Net cash provided by operating activities	13,230	7,555	13,823
Cash flows from investing activities
Capital expenditures	(5,070)	(7,544)	(3,369)
Payments for purchases of affiliate operations	(3,893)	—	—
Proceeds from sales of affiliate operations	161	1,517	41
Proceeds from sales of assets	—	—	1,945
Proceeds from sale of discontinued operations, net of cash acquired by purchaser	—	1,238	—
Other, net	(317)	227	(170)
Net cash used by investing activities	(9,119)	(4,562)	(1,553)
Cash flows from financing activities
Net repayments under line of credit agreements	(3,872)	(7,117)	(9,903)
Proceeds from issuance of notes payable to related party	—	—	1,000
Payment of note payable to related party	—	—	(1,000)
Principal payments on capital lease obligations	(339)	(476)	(432)
Payment of debt issuance costs	(22)	(67)	(178)
Excess tax benefits from stock-based compensation	24	—	—
Proceeds from issuance of common stock	565	764	63
Net cash used by financing activities	(3,644)	(6,896)	(10,450)
Effect of exchange rate changes on cash	64	(76)	414
Net change in cash and cash equivalents	531	(3,979)	2,234
Cash and cash equivalents at beginning of year	3,014	6,993	4,759
Cash and cash equivalents at end of year	$3,545	$3,014	$6,993

See accompanying notes to consolidated financial statements.

Westaff, Inc.
Consolidated Statements of Cash Flows (Continued)

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$898	$1,256	$1,481
Income taxes paid, net	1,189	685	786
Supplemental schedule of noncash investing and financing activities:
Equipment purchased with capital leases	$—	$1,405	—

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

Translation of foreign currencies

The functional currency for each of the Company’s foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at exchange rates as of the date of the balance sheet and all revenue and expense accounts are translated using weighted average exchange rates for the periods presented. Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders’ equity. Aggregate transaction gains (losses) included in determining net income were $(9,000), $(37,000) and $182,000 for fiscal years 2006, 2005 and 2004, respectively, and are included in selling and administrative expenses.

Discontinued operations

In June 2005, the Company sold its operations in Norway and Denmark, and during fiscal year 1999, the Company sold its medical business, primarily operated through Western Medical Services, Inc. (Western Medical), a wholly-owned subsidiary of the Company (see Note 4). As a result, the Company has classified these operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows.

2.                 Summary of Significant Accounting Policies

Fiscal year

The Company’s fiscal year is a 52-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each while the fourth fiscal quarter consists of 16 weeks.

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

Fair value of financial instruments

The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at October 28, 2006 and October 29, 2005 because of the short maturity of these items. The fair value of the Company’s debt instruments approximates the carrying value as of October 28, 2006 and October 29, 2005 based on current rates available to the Company for debt with similar terms.

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

Revenue recognition

Revenue from the sale of services is recognized at the time the service is performed. The Company maintains an allowance for doubtful accounts on accounts receivable for projected estimated losses. The Company’s revenue is derived from company-owned operations and affiliate operations, which consist of franchise agents and one licensed operation.

The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, Recording Revenue Gross as a Principal versus Net as an Agent, for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by both company-owned offices and franchise agents are included as part of the Company’s consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.

The franchise agent acts as the Company’s agent and local business representative in a similar manner as a branch manager in company-owned locations. In the franchise arrangement, all advertising, signage, invoices and correspondence with the customer are in the Company’s name. The Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also the employer of all temporary employees in the franchise agents’ operations and, as such, is obligated for the temporary employee payroll and related payroll taxes regardless of customer acceptance of the temporary labor services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents’ sales represented 27.5%, 28.1% and 29.0% of the Company’s total revenue for fiscal 2006, 2005 and 2004, respectively. Franchise agents’ share of gross profit represents the net distribution paid to the franchise agent for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

The Company also has a licensing program in which the licensee has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company’s consolidated financial statements. The Company advances funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue. Advances to the licensee are secured by a pledge of the licensee’s trade receivables, tangible and intangible assets and the license agreement. Advances due from the licensee bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. Under the terms of a lockbox arrangement between the Company and its licensee, the advances are reduced as remittances are received related to the licensee’s trade accounts receivable. The licensee has pledged trade receivables of $210,000 at October 28, 2006 and $311,000 at October 29, 2005 as collateral for such advances. Sales generated by license offices (and excluded from the Company’s revenue) were $2.4 million, $2.2 million and $1.6 million for fiscal 2006, 2005 and 2004, respectively. The Company currently has only one remaining licensee and is no longer offering license agreements to new prospects.

Although the Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training, the Company has not charged or collected such fees during the fiscal years ended 2006, 2005 and 2004, respectively; therefore, there is no recorded fee income of this type included in the Consolidated Statements of Income for those years.

Allowance for doubtful accounts

The Company records an allowance for doubtful accounts based on historical experience. A summary of changes in the reserve for fiscal years 2006, 2005 and 2004 is as follows:

		Additions
	Balance at	Charged to		Balance at
Fiscal Year Ended	Beginning of Year	Costs and Expenses	Deductions	End of Year
	(In thousands)
October 28, 2006	$997	192	378	$811
October 29, 2005	$1,085	548	636	$997
October 30, 2004	$1,027	1,046	988	$1,085

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

Intangible assets

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

The Company performed its annual impairment evaluations in the fourth quarters of fiscal 2006, 2005 and 2004 with no impairments being identified.

The following table shows the change to goodwill during the fiscal year ended October 28, 2006:

	Domestic Business Services	Australia	Total
	(In thousands)
Balance at October 29, 2005	$10,797	$973	$11,770
Acquisitions of affiliate operations	572	—	572
Effect of foreign currency translation and other	—	25	25
Balance at October 28, 2006	$11,369	$998	$12,367

The following table shows the change to acquired intangible assets during the fiscal year ended October 28, 2006:

	Domestic Business Services
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Amortized intangible assets - Non-compete Agreements
Balance at October 29, 2005	$104	$(96)	$8
Fiscal 2006 acquisitions	70	—	70
Amortization	—	(23)	(23)
Balance at October 28, 2006	$174	$(119)	$55
Unamortized intangible assets as of October 28, 2006
Franchise rights (See Note 3)	$3,370

(In thousands)
Estimated amortization expense
Fiscal 2007	$20
Fiscal 2008	19
Fiscal 2009	16

Long-lived assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company’s primary long-lived assets are property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in fiscal years 2006, 2005 or 2004.

Workers’ compensation

Domestically, the Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2006 and 2005, and $750,000 per claim for fiscal year 2004). The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the

Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and may adjust the accruals based on the results of the valuations. As of October 28, 2006 and October 29, 2005, the workers’ compensation liabilities were $24.3 million and $19.6 million, respectively, of which $16.4 million at October 28, 2006 and $14.2 million at October 29, 2005 are included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid in the following fiscal year.

Periodically, the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations under the workers’ compensation insurance contracts with Travelers Indemnity Company through the use of irrevocable letters of credit, surety bonds or cash. As of October 28, 2006, the Company had $35.3 million of letters of credit securing its domestic workers’ compensation obligations.

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

Accounting for stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees.” The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award.

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). Prior to fiscal 2006, the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by APB 25.

Reclassifications

Certain amounts in the fiscal 2005 and fiscal 2004 financials have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2008. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

3.                 Acquisition

In January 2006, the Company acquired certain assets of Peggy Fruhwirth Enterprises, Inc., previously a Westaff franchise located in Houston, Texas. The Company paid $3.8 million in cash for the assets and the selling shareholders’ non-compete agreements, which included a contingent earn-out based on the level of financial performance achieved by the business through July 8, 2006. The Company believes the terms and conditions of the preexisting relationship were consistent with other relationships the Company has with other franchisees, and accordingly has not recorded a settlement gain or loss. The transaction resulted in the Company recording $3.4 million of franchise rights and $65,000 of non-compete agreements (both intangible assets), $344,000 of goodwill and $21,000 of fixed assets. The non-compete agreements are being amortized over 48 months through September 2009, the term of the agreements.

4.                 Discontinued Operations

In June 2005, the Company sold its Norway and Denmark operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2.7 million. Of the total proceeds, approximately $0.2 million is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, net of any claim payments, are scheduled to be remitted to the Company in June 2007. The Company recorded a net gain on the sale of $1.2 million.

As required by the terms of the Company’s Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company’s revolving credit facility. In accordance with EITF 87-24, the Company has allocated interest expense to the discontinued operations of $92,000 and $111,000 for fiscal 2005 and fiscal 2004, respectively.

Summarized financial data on discontinued operations is as follows:

	Fiscal Year Ended
	October 29,	October 30,
	2005	2004
	(In thousands)
Revenue	$7,808	$12,151
Costs and expenses	7,942	11,835
Income (loss) from discontinued operations	$(134)	$316

	October 28,	October 29,
	2006	2005
	(In thousands)
Accrued expenses	$23	$75
Liabilities of discontinued operations	$23	$75

5.                 Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands, except per share amounts)
Income from continuing operations	$3,119	$20,097	$3,157
Denominator for basic earnings per share—weighted average shares	16,454	16,271	16,033
Effect of dilutive securities—Stock options and awards	72	149	48
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	16,526	16,420	16,081
Earnings per share from continuing operations
Basic	$0.19	$1.24	$0.20
Diluted	$0.19	$1.23	$0.20
Antidilutive weighted shares excluded from diluted earnings per share	260	85	416

6.                 Transactions with Related Parties

In 2002, the Company executed an unsecured subordinated promissory note payable to its principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on October 28, 2006 was 15.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Interest paid on this note during fiscal 2006, fiscal 2005 and fiscal 2004 was $287,000, $246,000 and $222,000, respectively.

In September 2003, the Company executed a one-year unsecured subordinated draw down note with its principal stockholder and Chairman of the Board of Directors. The note provided for the Chairman to make advances to the Company upon request, at his sole discretion and with no obligation to do so, in an aggregate principal amount not to exceed $1.0 million outstanding at any one time. In December 2003, the Chairman made a $1.0 million advance to the Company, which was repaid in August 2004. Total interest paid on the advance during fiscal 2004 was $68,000.

7.                 Property, Plant and Equipment

Property, plant and equipment consists of the following:

	October 28,	October 29,
	2006	2005
	(In thousands)
Computer hardware and software	$40,012	$37,251
Computer equiment under capital lease	2,774	2,774
Equipment, furniture and fixtures	13,813	12,199
	56,599	52,224
Less accumulated depreciation and amortization	(41,553)	(37,040)
	$15,046	$15,184

Included in computer hardware and software is construction in process for information management systems of $4.8 million at October 28, 2006 and $5.7 million at October 29, 2005.

Depreciation expense from continuing operations was $4.8 million, $4.2 million and $4.4 million for fiscal years 2006, 2005 and 2004, respectively. Amortization of capital leased equipment included in depreciation expense was $329,000 for fiscal 2006, $456,000 for fiscal 2005 and $466,000 for fiscal 2004.

In February 2004, the Company sold a corporate headquarters’ building for proceeds of $1.9 million. The $725,000 gain on the sale of the land and the building is included in selling and administration expenses for the fiscal year ended October 30, 2004.

8.                 Borrowings Under Revolving Credit Facilities and Loans Payable

The Company has credit facilities with GE Capital, as primary agent, expiring in May 2009. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $55.0 million U.S. Revolving Loan Commitment and a £2.74 million U.K. Revolving Loan Commitment. In addition, the Company’s Australian subsidiary maintains a $12.0 million Australian dollar facility agreement (the A$ Facility Agreement) that expires in May 2009. Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

The U.S. Revolving Loan Commitment provides for an aggregate $55.0 million commitment subject to a borrowing base calculation on eligible domestic accounts receivable. Direct advances are also limited by outstanding irrevocable standby letters of credit up to a maximum of $40.0 million. Interest on borrowings are based either on an index rate equal to the higher of the Federal Funds Rate plus 0.50% or the bank prime loan rate, each plus applicable margins of up to 0.50%, or on LIBOR plus margins ranging from 2.25% to 2.75%. Borrowings outstanding under the U.S. Revolving Loan Commitment at October 28, 2006 were zero, and at October 29, 2005 were $2.9 million at a weighted average interest rate of 6.78%.

The U.K. Revolving Loan Commitment is subject to a borrowing base calculation on eligible Westaff (U.K.) accounts receivable. Interest on outstanding borrowings is based on the British prime rate plus margins of up to 0.50%. Borrowings outstanding under the U.K. Revolving Loan Commitment were zero at October 28, 2006, and U.S. $12,000 at October 29, 2005 with an interest rate of 4.75%.

The A$ Facility Agreement is subject to a borrowing base calculation on eligible Westaff (Australia) accounts receivable. Direct advances are limited by outstanding letters of credit up to a maximum of A$500,000. Interest on borrowings is based on the Australian 90-day Bank Bill Swap Rate plus a margin of 2.5% to 3.5%. At October 28, 2006, borrowings of U.S. $4.8 million were outstanding under the A$ Facility

Agreement at an interest rate of 9.22% and at October 29, 2005, borrowings outstanding were of U.S. $5.7 million at an interest rate of 8.69%.

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

The Company has classified all of its borrowings under the revolving credit facilities as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” although the Company has the ability and the intent to maintain these obligations for longer than one year.

The credit facilities contain covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). The covenants also generally restrict, limit or, in certain circumstances, prohibit the Company with respect to payment of dividends, capital expenditures, disposition of assets, incurrence of debt, mergers and acquisitions, loans to affiliates and purchases of investments.

On January 2, 2007, the Company and its lenders executed a Tenth Amendment to its Multicurrency Credit Agreement. This amendment reduced the interest rates within the first level of the pricing grid implemented with the Eighth Amendment, resets future minimum EBITDA covenants and reduced some of the reporting requirements provided minimum borrowing requirements are met. Further, the amendment extended the credit facility for one additional year to May 2009. Finally, the Company was not in compliance with its minimum EBITDA covenant as of the end of the fiscal year 2006, and the amendment included a waiver of this covenant violation.

On January 25, 2007, the Company and its lender executed an amendment to the A$ Facility Agreement which extended the Agreement for two additional years to May 2009.

At October 28, 2006, the Company had $19.8 million available under the credit facilities and $36.8 million letters of credit outstanding.

9.                 Accrued Expenses

Accrued expenses consist of the following:

	October 28,	October 29,
	2006	2005
	(In thousands)
Accrued payroll and payroll taxes	$15,066	$15,989
Accrued insurance and workers’ compensation	11,037	10,474
Taxes other than income taxes	2,919	3,184
Checks outstanding in excess of book cash balances	5,559	6,508
Other	5,114	6,529
	$39,695	$42,684

10.          Income Taxes

During the fourth quarter of fiscal 2005, the Company reversed $16.7 million of its domestic deferred tax asset valuation allowance, as it was determined that it is more likely than not that the deferred tax asset will be realized.

The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal year ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$944	$514	$(350)
State and local	229	330	175
Foreign	353	509	414
	1,526	1,353	239
Deferred:
Federal	(1,457)	(13,497)	—
State and local	252	(2,870)	—
Foreign	15	(394)	—
	(1,190)	(16,761)	—
Total provision (benefit) for income taxes from continuing operations:	$336	$(15,408)	$239

A reconciliation of income taxes provided at the statutory federal rate (35%) and income taxes reported in the Consolidated Statements of Income is as follows:

	Fiscal Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands)
Income tax provision computed at federal statutory rate	$1,175	$1,641	$1,247
State taxes	315	286	175
Permanent differences	649	304	1,868
Tax credits	(1,802)	(1,046)	(2,706)
Valuation allowances (net of state tax effect of $1,043 for 2005)	—	(16,681)	(122)
Other	(1)	88	(223)
Income tax provision (benefit)	$336	$(15,408)	$239

The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

	October 28,	October 29,
	2006	2005
	(In thousands)
Workers’ compensation	$10,300	$9,336
Accruals relating to discontinued operations	1	23
Other liabilities and accruals	118	135
Federal, state and foreign net operating loss carryforwards	805	882
Depreciation and amortization	2,124	2,777
Sales of property	1,257	1,653
Tax credits	3,633	2,242
Net deferred tax asset	$18,238	$17,048

The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Fiscal year ended
	October 28,	October 29,	October 30,
	2006	2005	2004
	(In thousands)
Domestic	$3,072	$2,535	$777
Foreign	383	2,154	2,619
Income from continuing operations before income taxes	$3,455	$4,689	$3,396

At October 28, 2006, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3.6 million. Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

The Company’s deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $9,000 expiring during fiscal 2007, $15,000 expiring during fiscal 2008, $26,000 expiring during fiscal 2009, $154,000 expiring through fiscal 2024 and $601,000 with no expiration dates. The Company has no remaining deferred tax assets resulting from foreign tax credit carryforwards. The Company’s deferred tax assets resulting from Work Opportunity Tax Credit carryforwards in the amount of $3.6 million expire through 2026.

11.          Savings Plans

The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible domestic employees. Under both the deferred and 401(k) savings plans for fiscal year 2006 and fiscal year 2005, employees can elect to contribute up to 60% of their eligible annual compensation subject to statutory limits. The Company currently is not providing employer matching contributions.

12.          Stockholders’ Equity

Treasury stock

From time to time, the Company has repurchased shares of its common stock on the open market and may do so in the future.

Employee stock purchase plan

In July 2006, the Board of Directors adopted and approved an amendment and restatement of the Company’s 1996 Employee Stock Purchase Plan to (i) bifurcate the Purchase Plan into the Company’s Employee Stock Purchase Plan and the Company’s International Employee Stock Purchase Plan, (together the “Purchase Plans”), (ii) extend the term of the Purchase plans to the last business day of January 2017, (iii) expand the actions that we can take in connection with a “Corporate Transaction” and (iv) modify the participating subsidiaries to these Purchase Plans to cover the employees of certain of our subsidiaries. In addition, effective for purchase periods commencing on and after August 1, 2006, the purchase price for shares purchased under the Purchase Plans will equal 90% of the lower of (i) the fair market value at the beginning of the purchase period or (ii) the fair market value on the last day of the purchase period. Under the Purchase Plans, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semiannual purchase period.

The Purchase Plans provide for the issuance of up to 750,000 shares of the Company’s common stock. As of October 28, 2006, shares issued under the Purchase Plans totaled 663,457.

Stock option plan

The Company’s 1996 Stock Option/Stock Issuance Plan terminated in April 2006. In April 2006, the stockholders approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Incentive stock options may be granted at a price not less that 100% of the fair market value of the Company’s common stock at the date of grant. Although nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant, the Company has historically issued option grants with exercise prices equal to fair market value on the date of grant. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in 36 equal monthly installments. No option may have a term in excess of 10 years. As of October 28, 2006, there were 1.5 million shares available for issuance under this plan and no options or stock appreciation rights were outstanding under this plan.

In April 2005, the Company granted 20,000 restricted shares of its common stock to its President and Chief Executive Officer under the 1996 Stock Option/Stock Issuance Plan. 5,000 shares are scheduled to vest at the end of each of the Company’s fiscal years 2006 and 2007 provided certain performance criteria are met, with the remainder vesting in fiscal 2008. Because certain performance criteria were not met in fiscal year 2006, the 5,000 shares that were scheduled to vest in 2006, are now scheduled to vest in fiscal 2008. If the relevant performance criteria for fiscal 2007 are not met, those 5,000 shares would be rescheduled to vest in fiscal 2008.

The following table summarizes the stock option transactions under the Company’s plan:

	October 28, 2006		October 29, 2005		October 30, 2004
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
	(In thousands, except for exercise prices)
Options outstanding, beginning of year	640	$3.69	1,035	$3.07	1,080	$3.09
Granted at market value	9	4.05	219	3.33	44	2.53
Exercised	(143)	3.04	(281)	2.40	—	—
Cancelled	(89)	6.17	(333)	2.61	(89)	3.14
Options outstanding, end of year	417	$3.39	640	$3.69	1,035	$3.07
Options exercisable, end of year	242	$3.42	354	$4.02	562	$3.47
Options available for grant, end of year	1,500		1,482		1,389
Total options authorized	1,917		2,424		2,424
Weighted average fair value of options granted during the year:		$3.68		$3.08		$2.36

Adoption of SFAS 123(R)

The Company adopted SFAS 123(R) at the beginning of fiscal 2006 utilizing the modified prospective method, which does not require restatement of prior periods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). Prior to fiscal 2006, the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by APB 25.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. The Company uses historical data to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

	Years Ended
	October 28, 2006	October 29, 2005	October 30, 2004
Expected life (years)	6	6	6
Risk-free interest rate	4.9%	4.2%	3.9%
Volatility	133%	140%	145%
Dividend yield	None	None	None

The total intrinsic value of options exercised was $148,000 and $592,000 during the years ended October 28, 2006 and October 29, 2005. There were no options exercised during the year ended October 30, 2004. The Company issues new shares upon the exercise of options.

The following table summarizes information about stock options outstanding at October 28, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
(In thousands, except for years and exercise prices)
$ 2.20 - 2.56	37	5.96	$2.39	37	$2.39
$ 3.15 - 3.15	125	5.79	3.15	125	3.15
$ 3.20 - 3.20	3	4.57	3.20	3	3.20
$ 3.22 - 3.22	200	8.44	3.22	40	3.22
$ 3.50 - 16.17	52	6.00	5.33	37	5.61
$ 2.20 - 16.17	417	7.09	$3.39	242	$3.42

The total intrinsic value of stock options outstanding and stock options exercisable as of October 28, 2006 were $396,000 and $243,000, respectively. The intrinsic value is calculated as the difference between the market value as of October 28, 2006 and the exercise price of the shares. The market value as of October 28, 2006 was $4.17 as reported by the NASDAQ Global Market System. At October 28, 2006, the Company had 20,000 restricted shares outstanding with an intrinsic value of $19,000 and recorded liabilities for payroll withholdings of $34,000 under its employee stock purchase plan to be used to purchase shares at a weighted average exercise price of $3.44 with an estimated aggregate intrinsic value of $13,000. As of October 28, 2006, total deferred compensation cost related to nonvested stock options and awards not yet recognized is $241,000, which is expected to be recognized over a weighted-average term of 1.8 years. The total number of in-the-money options exercisable as of October 28, 2006 is 228,000.

During fiscal 2006, the Company recognized $260,000 in compensation expense related to options granted to employees and directors. Stock-based compensation expense is included in selling and administration expense.

The following table represents pro forma net income and pro forma earnings per share for the years ended October 29, 2005 and October 30, 2004 had compensation cost been determined using the fair value method:

	Fiscal Year Ended
	October 29,	October 30,
	2005	2004
	(In thousands, except per share data)
Net income as reported	$21,126	$3,473
Employee stock-based compensation expense determined under the fair value based method	(223)	(443)
Pro forma net income	$20,903	$3,030
Earnings per share as reported
Basic	$1.30	$0.22
Diluted	$1.29	$0.22
Pro forma earnings per share
Basic	$1.28	$0.19
Diluted	$1.27	$0.19

As stock-based compensation expense recognized in the Consolidated Statements of Income for the year ended October 28, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to October 28, 2006, the Company accounted for forfeitures as they occurred.

13.          Leases

The Company leases real and personal property under operating leases with terms generally ranging from one to five years. Some of these leases have renewal options and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense from continuing operations, including month-to-month rentals, amounted to $6.3 million in fiscal 2006, $6.1 million in fiscal 2005, and $6.1 million in fiscal 2004. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company’s results of operations for any periods presented.

In fiscal 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices’ land and buildings. The lease, which is being accounted for as an operating lease, has a term of seven years with an option to renew for an additional five years. The result of the sale was a net pre-tax gain of approximately $5.3 million that the Company deferred and is amortizing as an offset to rent expense over the seven year lease term. In connection with the lease agreement, the Company issued a $700,000 irrevocable standby letter of credit as a security deposit.

Future minimum lease payments for all non-cancelable operating leases at October 28, 2006 are as follows:

(In thousands)
Minimum lease payments:
Fiscal 2007	$4,251
Fiscal 2008	3,176
Fiscal 2009	2,386
Fiscal 2010	1,204
Fiscal 2011	400
Thereafter	199
Total minimum lease payments	$11,616

The following is a summary of future minimum payments under capitalized leases, primarily for information technology equipment, at October 28, 2006:

(In thousands)
Minimum lease payments:
Fiscal 2007	$510
Fiscal 2008	509
Fiscal 2009	468
Fiscal 2010	6
Total minimum lease payments	1,493
Less amount representing interest	(315)
Present value of net minimum lease payments	1,178
Less current portion of capital lease obligation	(345)
Long-term capital lease obligation	$833

14.          Operating Segments

The Company has four reportable segments: Domestic Business Services, United Kingdom, Australia and New Zealand. Domestic Business Services provides a variety of temporary staffing and permanent placement services, primarily in clerical and light industrial positions, through a network of company-owned and franchise agent offices. The segment consists of eight geographically diverse company regions under the direction of regional managers and one combined franchise region, each identified as an operating segment. Revenue from Domestic Business Services is derived wholly from the United States and its territories. The domestic operating segments meet the aggregation criteria specified under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for reporting purposes. The international operating segments comprise company-owned offices, primarily providing clerical and light industrial temporary staffing and permanent placement services. The Company employs a managing director who oversees operations in the United Kingdom and a managing director who oversees operations in Australia and New Zealand. Revenue is attributed to each country based on the location of the respective country’s principal offices. Summarized financial data for the Norway and Denmark discontinued operations is included in Note 4.

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

The following summarizes reporting segment data for fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended October 28, 2006
	(In thousands)
	Domestic	United		New
	Business Svcs	Kingdom	Australia	Zealand	Adjustments(1)	Consolidated
Revenue	$482,153	$41,140	$85,538	$6,119		$614,950
Operating income (loss) from continuing operations	$3,613	$871	$(189)	$250		$4,545
Depreciation and amortization	$4,177	$275	$322	$37		$4,811
Purchases of fixed assets	$4,390	$280	$355	$45		$5,070
Total long-lived assets	$27,995	$646	$2,064	$78		$30,783
Total assets	$118,753	$8,462	$16,752	$1,705	$(6,407)	$139,265

	Fiscal Year Ended October 29, 2005
	(In thousands)
	Domestic	United		New
	Business Svcs	Kingdom	Australia	Zealand	Adjustments(1)	Consolidated
Revenue	$470,971	$42,582	$92,026	$7,282		$612,861
Operating income from continuing operations	$3,395	$1,133	$1,040	$560		$6,128
Depreciation and amortization	$3,421	$341	$356	$44		$4,162
Purchases of fixed assets	$7,254	$134	$633	$11	$12	$8,044
Total long-lived assets	$24,291	$601	$1,987	$75		$26,954
Total assets	$115,161	$8,736	$18,126	$1,358	$(4,599)	$138,782

	Fiscal Year Ended October 30, 2004
	(In thousands)
	Domestic	United		New
	Business Svcs	Kingdom	Australia	Zealand	Adjustments(1)	Consolidated
Revenue	$470,414	$45,088	$67,708	$6,651		$589,861
Operating income from continuing operations	$2,317	$2,172	$722	$198		$5,409
Depreciation and amortization	$3,561	$361	$394	$64		$4,380
Purchases of fixed assets	$2,827	$374	$128	$11	$29	$3,369
Total long-lived assets	$19,184	$868	$1,710	$98		$21,860
Total assets	$94,031	$10,433	$13,604	$1,613	$2,727	$122,408

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

During fiscal 2003, Bond International Software, Inc. (“Bond”) filed a demand for arbitration with the American Arbitration Association (“AAA”) seeking compensation for the Company’s alleged breach of a 2001 software agreement. The Company filed a counterclaim, seeking the return of monies previously paid to Bond. The Final Award was issued by the arbitrator in December 2004 and as a result, the Company recorded a charge of $1.1 million in fiscal 2004 for the award and related legal fees.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $900,000. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of October 28, 2006.

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

16.          Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the fiscal years ended October 28, 2006 and October 29, 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Fiscal year ended October 28, 2006
Revenue	$138,600	$138,635	$140,859	$196,856
Gross profit	$23,237	$24,076	$25,439	$36,031
Operating income (loss) from continuing operations	$(222)	$(147)	$1,465	$3,449
Net income (loss)	$(396)	$(266)	$1,182	$2,599
Earnings (loss) per share
Net income (loss)
Basic and Diluted	$(0.02)	$(0.02)	$0.07	$0.16
Fiscal year ended October 29, 2005
Revenue	$135,305	$135,521	$141,053	$200,982
Gross profit	$22,857	$23,153	$24,628	$35,171
Operating income (loss) from continuing operations	$1,139	$(49)	$1,708	$3,330
Income (loss) from continuing operations (1)	$568	$(328)	$1,079	$18,778
Income from discontinued operations	$(62)	$(43)	$(29)	$—
Gain on sale of discontinued operations, net of income taxes	$—	$—	$1,163	$—
Net income (loss)	$506	$(371)	$2,213	$18,778
Earnings (loss) per share
Income (loss) from continuing operations
Basic	$0.04	$(0.02)	$0.07	$1.15
Diluted	$0.03	$(0.02)	$0.07	$1.14
Discontinued operations - basic and diluted	$ *	$ *	$0.07	$-
Net income (loss)
Basic	$0.03	$(0.02)	$0.14	$1.15
Diluted	$0.03	$(0.02)	$0.14	$1.14

*                    Less than $(0.01)

(1)          Net income for the fourth quarter of fiscal 2005 includes the reversal of $16,681, or $1.02 per diluted share, of domestic deferred tax valuation allowances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ PATRICIA M. NEWMAN
Patricia M. Newman
President and Chief Executive Officer
Date: January 26, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Patricia M. Newman and John P. Sanders the lawful attorney-in-fact, each with full power of substitution, for her or him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. ROBERT STOVER	Chairman of the Board	January 26, 2007
W. Robert Stover
/s/ PATRICIA M. NEWMAN	President and Chief Executive Officer and	January 26, 2007
Patricia M. Newman	Director (Principal Executive Officer)
/s/ JOHN P. SANDERS	Senior Vice President, Chief Financial Officer	January 26, 2007
John P. Sanders	and Treasurer (Principal Financial Officer)
/s/ JACK D. SAMUELSON	Director	January 26, 2007
Jack D. Samuelson
/s/ RONALD D. STEVENS	Director	January 26, 2007
Ronald D. Stevens
/s/ JANET M. BRADY	Director	January 26, 2007
Janet M. Brady

IV-1