Form 10-Q
period 2007-01-20
WESTAFF INC
filed 2007-03-06
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 20, 2007

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

Large accelerated file ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 2, 2007

Common Stock, $0.01 par value	16,609,603 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	January 20,	October 28,
	2007	2006
	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,843	$3,545
Trade accounts receivable, less allowance for doubtful accounts of $765 and $811	72,899	76,267
Deferred income taxes	6,083	5,834
Prepaid expenses	4,541	4,732
Other current assets	3,153	4,694
Total current assets	91,519	95,072

Property and equipment, net	14,783	15,046
Deferred income taxes	12,420	12,404
Goodwill	12,406	12,367
Intangible assets	3,420	3,425
Other long-term assets	1,116	951
Total Assets	$135,664	$139,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$4,890	$4,790
Current portion of capital lease obligations	358	345
Note payable to related party	2,000	2,000
Accounts payable	4,837	5,245
Accrued expenses	35,346	39,695
Income taxes payable	1,177	1,105
Total current liabilities	48,608	53,180

Long-term capital lease obligations	745	833
Other long-term liabilities	19,293	19,243
Total liabilities	68,646	73,256

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,595,920 shares at January 20, 2007 and 16,561,520 at October 28, 2006	166	166
Additional paid-in capital	38,776	38,617
Retained earnings	27,674	27,270
Accumulated other comprehensive income (loss)	402	(44)
Total stockholders’ equity	67,018	66,009
Total Liabilities and Stockholders’ Equity	$135,664	$139,265

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended
	January 20,	January 21,
	2007	2006
	(In thousands, except per share amounts)

Revenue	$129,949	$138,600

Costs of services	107,032	115,363

Gross profit	22,917	23,237

Franchise agents’ share of gross profit	3,539	4,333
Selling and administrative expenses	17,810	17,957
Depreciation and amortization	915	1,169

Operating income (loss)	653	(222)

Interest expense	319	309
Interest income	(35)	(18)

Income (loss) before income taxes	369	(513)
Income tax benefit	(35)	(117)

Net income (loss)	$404	$(396)

Earnings (loss) per share:
Basic and diluted	$0.02	$(0.02)

Weighted average shares outstanding - basic	16,590	16,378
Weighted average shares outstanding - diluted	16,658	16,378

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	12 Weeks Ended
	January 20,	January 21,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income (loss)	$404	$(396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	915	1,169
Stock-based compensation	41	66
Provision for losses on doubtful accounts	(28)	207
Amortization of deferred gain on sale-leaseback	(172)	(172)
Amortization of debt issuance costs	75	91
Deferred income taxes	(244)	1
Amortization of deferred gain from sales of affiliate operations	(42)	(48)
Loss on sale or disposal of assets	2	12
Changes in assets and liabilities:
Trade accounts receivable	3,978	8,132
Other assets	1,630	2,256
Accounts payable and accrued expenses	(4,624)	(4,427)
Income taxes payable	69	(264)
Other liabilities	258	(20)

Net cash provided by operating activities	2,262	6,607

Cash flows from investing activities
Capital expenditures	(906)	(1,787)
Payments for the purchase of affiliate operations	(140)	—
Proceeds from sales of affiliate operations	10	10
Other, net	17	(337)

Net cash used in investing activities	(1,019)	(2,114)

Cash flows from financing activities
Net repayments under line of credit agreements	(45)	(3,857)
Principal payments on capital lease obligations	(75)	(66)
Payment of debt issuance costs	(61)	—
Proceeds from the issuance of common stock	117	—

Net cash used in financing activities	(64)	(3,923)

Effect of exchange rate changes on cash	119	(8)

Net change in cash and cash equivalents	1,298	562
Cash and cash equivalents at beginning of period	3,545	3,014
Cash and cash equivalents at end of period	$4,843	$3,576

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of January 20, 2007 and for the 12-week periods ended January 20, 2007 and January 21, 2006 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of October 28, 2006 presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 28, 2006. There were no changes to these policies during the 12-week period ended January 20, 2007. Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12-week period ended January 20, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

2.     Stock-Based Compensation

Stock options and restricted stock.  In April 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan to replace the 1996 Stock Option/Stock Issuance Plan, which terminated in April 2006. The 2006 Stock Incentive Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. The 2006 Stock Incentive Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined value. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company’s common stock at the date of grant. Although nonqualified options may be granted at a price not less than 85% of the fair market value of the Company’s common stock at the date of grant, the Company has historically issued option grants with exercise prices equal to fair market value on the date of grant. The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in 36 equal monthly installments. No option may have a term in excess of 10 years. As of January 20, 2007, 20,000 options were outstanding under the 2006 Stock Incentive Plan. The Company may grant restricted shares to officers and employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period. No restricted shares have been granted under the 2006 Stock Incentive Plan.

Employee Stock Purchase Plan.  In July 2006, the Board of Directors adopted and approved an amendment and restatement of the Company’s 1996 Employee Stock Purchase Plan. The Purchase Plan was bifurcated into the Company’s Employee Stock Purchase Plan and the Company’s International Employee Stock Purchase Plan, (together the “Purchase Plans”). Under the Purchase Plans, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semiannual purchase period. The purchase price for shares purchased under the Purchase Plans is equal to 90% of the lower of the fair market value at the beginning of the purchase period or the fair market value on the last day of the purchase period. The Purchase Plans provide for the issuance of up to 750,000 shares of the Company’s common stock. As of January 20, 2007, shares issued under the Purchase Plans totaled 663,457.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. SFAS 123(R) requires the Company to recognize compensation expense for its stock options, restricted stock awards and employee stock purchase shares outstanding, but not yet vested, as of the date of adoption and for future stock option and award grants and employee stock purchase shares.

The determination of the fair value of stock options and ESPP shares, using the Black-Scholes model, is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

The Company estimates the expected term of options granted taking into account historical and expected future exercise, cancellations and forfeiture behavior. The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term. The risk-free interest rates that are used in the valuation models are based upon yields of the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the options. Dividend yield is zero as we did not declare or pay dividends during fiscal 2007 or fiscal 2006, and our current credit facilities prohibit payment of dividends.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In previous years, the Company had recognized the impact of forfeitures as they occurred. Now, the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize. All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

The fair value of stock options granted during the 12 weeks ended January 20, 2007 were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

12 Weeks Ended
Stock Options	January 20, 2007

Expected life from grant date (years)	4.8
Expected volatility	70%
Risk-free interest rate	4.6%
Dividend Yield	—

The Company did not grant any stock options for the 12-week period ending January 21, 2006, and had no stock issuances from the employee stock purchase plan for the 12-week periods ended January 20, 2007 and January 21, 2006.

The Company recorded stock-based compensation of $41,000 ($30,000 net of related income tax benefit) for the quarter ended January 20, 2007 and $66,000 ($49,000 net of related income tax benefit) for the quarter ended January 21, 2006, which is included in selling and administrative expenses. The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $0.2 million over the next 3.1 years.

The weighted average fair value per share of stock options granted for the 12-week period ended January 20, 2007 was $2.63.

Stock option activity. The following table summaries stock option activity for the 12-weeks ended January 20, 2007:

	Shares	Weighted average exercise price
	(In 000's)
Options outstanding at October 28, 2006	417	$3.39
Granted	20	4.35
Exercised	(35)	3.30
Cancelled	(2)	9.50
Options outstanding at January 20, 2007	400	$3.41

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 20, 2007:

	Options Outstanding			Options Exercisable
Exercise price range	Number of Shares	Remaiming Life	Exercise Price	Number of Shares	Exercise Shares
	(In 000's)			(In 000's)
$ 2.20 to $ 2.56	37	5.74	$2.39	37	$2.39
$ 3.15 to $ 3.15	97	5.56	3.15	97	3.15
$ 3.20 to $ 3.20	3	4.34	3.20	3	3.20
$ 3.22 to $ 3.22	200	8.21	3.22	40	3.22
$ 3.50 to $ 16.17	63	6.25	5.00	29	5.64
Totals	400	7.00	$3.41	206	$3.38

The aggregate intrinsic value (the difference between the market price and the option’s exercise price) of options outstanding and options exercisable as of January 20, 2007 was $0.7 million and $0.4 million, respectively.

Restricted stock activity.  At January 20, 2007, the Company had 20,000 restricted stock shares outstanding with an intrinsic value of $35,000. The unamortized compensation expense at January 20, 2007 was $14,000.

Employee stock purchase plan activity.  At January 20, 2007, the Company had recorded liabilities for withholdings of $53,000 under its employee stock purchase plan representing 33,000 shares at a weighted average exercise price of $3.10 with an estimated aggregate intrinsic value of $61,000.

3.              Goodwill

The following summarizes the change in goodwill during the fiscal quarter ended January 20, 2007:

	Domestic
	Business Services	Australia	Total
	(In thousands)
Balance at October 28, 2006	$11,369	$998	$12,367
Effect of foreign currency translation	—	39	39

Balance at January 20, 2007	$11,369	$1,037	$12,406

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

5.              Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2007 and fiscal 2006.) The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations. As of January 20, 2007 and October 28, 2006, workers’ compensation liabilities were approximately $22.4 million and $24.3 million respectively, of which $16.4 million is included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid within one year of the balance sheet date.

Periodically, the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  At January 20, 2007, the Company had $35.3 million of letters of credit securing its domestic workers’ compensation obligations.

6.              Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended
	January 20,	January 21,
	2007	2006
	(In thousands, except per share amounts)

Net income (loss)	$404	$(396)

Denominator for basic earnings per share - weighted average shares	16,590	16,378

Effect of dilutive securities: stock options and awards	68	—

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,658	16,378

Earnings (loss) per share
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Anti-dilutive weighted shares excluded from diluted earnings per share	182	359

7.              Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended
	January 20,	January 21,
	2007	2006
	(In thousands)

Net income (loss)	$404	$(396)
Currency translation adjustments	446	(60)

Comprehensive income (loss)	$850	$(456)

8.              Credit Agreement

The Company has credit facilities with GE Capital, as primary agent, expiring in May 2009. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $55 million U.S. Revolving Loan Commitment and a £2.74 million U.K. Revolving Loan Commitment.  In addition, the Company’s Australian subsidiary maintains a $12 million Australian dollar facility agreement (the “A$ Facility Agreement”) that expires in May 2009. Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

On January 2, 2007, the Company and its lenders executed a Tenth Amendment to its Multicurrency Credit Agreement. This amendment reduced the interest rates within the first level of the pricing grid implemented with the Eighth Amendment, resets future minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenants and reduced some of the reporting requirements provided minimum borrowing requirements are met. Further, the amendment extended the credit facility for one additional year to May 2009. Finally, the Company was not in compliance with its minimum EBITDA covenant as of the end of the fiscal year 2006, and the amendment included a waiver of this covenant violation.

On January 25, 2007, the Company and its lender executed an amendment to the A$ Facility Agreement, which extended the Agreement for two additional years to May 2009.

9.              Related Party Transactions

The Company has an unsecured subordinated promissory note payable to its Chairman of the Board of Directors dated May 17, 2002 in the amount of $2.0 million. The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on January 20, 2007 was 15.25%. The Company recorded $71,000 of interest expense for the 12 weeks ended January 20, 2007. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.

10.       Operating Segments

The following table summarizes reporting segment data:

	Domestic	United		New
	Business Svcs.	Kingdom	Australia	Zealand	Total
	(In thousands)
12 Weeks Ended January 20, 2007

Revenue	$97,202	$9,262	$21,712	$1,773	$129,949
Operating income (loss)	$598	$(166)	$147	$74	$653

12 Weeks Ended January 21, 2006

Revenue	$107,784	$8,915	$20,566	$1,335	$138,600
Operating income (loss)	$(587)	$305	$44	$16	$(222)

11.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of January 20, 2007.

Other than the action listed above, the Company is not a party to any material litigation. However, from time to time the Company has been threatened with, or named as a defendant in, litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees. Management believes the resolution of these matters will not have a material adverse effect on the Company’s financial statements.

12.       Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48’). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2008. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

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

These risks and uncertainties include, but are not limited to, those discussed in Part II Item 1A “Risk Factors” and elsewhere in this Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties faced by us.

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

Company Overview

We provide staffing services primarily in suburban and rural markets through a network of Company-owned, franchise agent and licensed offices in the United States, United Kingdom, Australia and New Zealand. We offer a wide range of staffing solutions, including permanent placement, replacement and temporary staffing, primarily focused on recruiting and placing clerical/administrative and light industrial personnel. We have over 58 years of experience in the staffing industry and annually put more than 125,000 people to work through more than 230 field offices in 45 states and three foreign countries. Our corporate headquarters provides support services to the field offices in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

To complement our service offerings, which include temporary staffing, permanent placement, temp-to-hire services, payroll services and on-location programs; we utilize a number of tools focused on increasing our pool of qualified candidates. Additionally, we employ a robust, targeted marketing program as well as a consultative sales process, and both of these tools assist in our sales efforts to new and existing customers.

Management believes all of these tools enhance our competitive edge and position us to effectively pursue high growth market niches.

The staffing industry is highly competitive with generally few barriers to entry, which contributes to significant price competition as competitors attempt to maintain or gain market share. While the price competition continues in 2007, we have noted consolidated margin improvements as compared to the prior year. On a prospective basis, we believe our focus on increasing permanent placement services, increasing clerical/administrative sales, improving results from underperforming field offices and prudently managing costs will permit us to improve our operating margins.

It is important to note that our business tends to be seasonal with sales for the first fiscal quarter typically lower than other fiscal quarters due to it containing traditional holidays as well as customer shutdowns during the holiday season. These shutdowns and post-holiday season declines in business activity negatively impacts orders received from customers, particularly in the light industrial sector. Demand for staffing services has historically tended to grow during the second and third fiscal quarters and has been greatest during the fourth fiscal quarter due largely to customers’ planning cycles. Furthermore, our fourth fiscal quarter consists of 16 or 17 weeks, while the first, second and third fiscal quarters consist of 12 weeks each.

Domestically, payroll taxes and related benefits fluctuate with the level of payroll costs, but tend to represent a smaller percentage of revenue and payroll costs later in our fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded on a per employee basis.  Workers’ compensation expense, which is incurred domestically and in Australia, generally varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse and positive loss development of prior period claims during a subsequent quarter may also contribute to the volatility in our estimated workers’ compensation expense.

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

Management believes that, as a result of the typical sales cycle within the staffing industry, it is critical to invest in field office staff and growth initiatives during the second fiscal quarter in order to benefit from these investments during the third and fourth quarters of the fiscal year.

We were advised at our February 28, 2007 Board Meeting by W. Robert Stover, our Chairman of the Board of Directors, that all of our common stock held by Mr. Stover and his children were sold in a private transaction to H.I.G. Capital LLC and its affiliates (collectively, the “Investors”). According to the Form 4 filed by Mr. Stover on March 5, 2007, these shares were sold at a price of $4.10 per share. Representatives of the Investors have further advised our Board of Directors that H.I.G. Capital LLC, with its affiliates, have acquired additional shares of our common stock on the open market and the total shares of our common stock acquired by the Investors is 8,263,196 shares as of March 1, 2007, which constitutes approximately 49.7% of our outstanding common stock. At this time, we are not aware of the total consideration for all of the shares purchased by the Investors or their source of funds. Mr. Stover has indicated to us that he was asked to remain on the Board by the Investors. We are beginning discussions with the Investors regarding prospective, mutual goals and are not aware of any other arrangements or understandings between Mr. Stover and the Investors regarding election of directors or other matters.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, workers’ compensation costs, collectibility of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Our critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 28, 2006. There were no changes to these policies during the 12-week period ended January 20, 2007.

Executive Overview

We are pleased to report net income for the first quarter of fiscal 2007.  Historically, it has been challenging for us to generate a profit in our first quarter, which is traditionally our slowest quarter. We are also pleased to report our gross margin has increased from 16.8% to 17.6%, which is consistent with one of our initiatives. We were successful with another initiative, to prudently manage costs, as our operating costs have decreased from the first quarter of last year. Additionally, permanent placement revenue increased from the first quarter of last year and all of these achievements caused our operating income to improve $875,000 from the first quarter of the prior year. Further, our working capital and cash balance both increased as compared to our most recent fiscal year end, which is also an achievement in light of the first quarter being our slowest quarter.

Whereas we are delighted to report all of these items, the fact remains that we have other issues to improve upon going forward. Whereas we expected our total revenue to be less than the prior year’s first quarter, we did expect them to be higher than they actually were. This shortfall was largely isolated to the United States with the bulk of it occurring towards the latter part of the quarter. Much of this shortfall can be attributable to the holiday season having a larger effect than expected. Therefore, we believe a portion of this shortfall can be isolated to the holiday season and, therefore, should not be ongoing into the remainder of fiscal 2007. We also have implemented other initiatives designed to increase domestic sales prospectively, which should assist in growing domestic revenue over the first quarter’s results.

In addition to this, we are not satisfied with the operating results of our United Kingdom operations, which generated an operating loss in the first quarter. As compared to the prior year, our gross margins in the United Kingdom have deteriorated, partially due to a shift in revenue volume away from commercial accounts, coupled with growth in two large, national accounts, which generate lower margins for us. We have implemented plans to improve these operating results on a prospective basis and are optimistic that future quarters will show an improvement over the first quarter results.

Notwithstanding these issues, we continue to believe we are well positioned to report improved operating results as compared to the prior year in future quarters of fiscal 2007.

Results of Operations - Fiscal Quarter ended January 20, 2007 and Fiscal Quarter ended January 21, 2006

Revenue decreased $8.7 million or 6.2% for the first fiscal quarter of 2007 as compared to the first fiscal quarter of 2006. Domestic revenue decreased $10.6 million, or 9.8%, driven largely by a 13.5% decrease in billed hours. This decrease was experienced in most geographical areas and is largely attributable to a decrease in lower margin, high-volume, light industrial accounts. The effect of the billable hours decrease was partially offset by an increase of 4.2% in average, domestic bill rates. In addition, domestic permanent placement revenue increased 23% as compared to the first quarter of the prior year, also offsetting a portion of the billable hours decrease.

International revenue increased by 6.3%, due to a 3.9% increase in the United Kingdom, a 5.6% increase in Australia and a 32.8% increase in New Zealand. The United Kingdom and New Zealand increases are primarily attributable to increased sales volumes at large national accounts, whereas the increase in Australia is largely due to increases in commercial sales to retail customers.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs. Costs of services decreased $8.3 million or 7.2% for the fiscal 2007 quarter as compared to the fiscal 2006 quarter.  Because this percentage decrease was higher than the percentage decrease in revenue, consolidated gross margin increased from 16.8% in the first quarter of fiscal 2006 to 17.6% in the first quarter of fiscal 2007.  Domestic gross margin increased from 16.4% in the fiscal 2006 quarter to 17.7% in fiscal 2007, due largely to a shift in business away from lower margin, light industrial business towards higher margin, clerical/administrative business. In addition, the 23% increase in permanent placement revenue aided the gross margin increase. Internationally, the gross margin in Australia increased from 12.9% to 13.2%, primarily due to a shift away from large, national accounts to higher margin, commercial accounts.  Gross margins for the United Kingdom and New Zealand decreased, as a higher portion of their revenue were generated at large, national accounts.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $0.8 million or 18.3% primarily as a result of the Company having acquired two franchisees during the last fiscal year. Both of these franchisees received a share of gross profits in the first quarter of fiscal 2006 but not in the first quarter of fiscal 2007 as these offices were operated as Company-owned offices.  As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased from 3.1% for the fiscal 2006 quarter to 2.7% for the fiscal 2007 quarter.

Selling and administrative expenses decreased $0.1 million, or 0.8%, for the 2007 quarter as compared to the 2006 quarter. This decrease is primarily attributable to decreased salary and related costs, as a result of decreased headcount. In addition, we incurred lower communications and services costs, largely due to improvements made in our information systems infrastructure. Offsetting a portion of the overall decreases were increases in incentive compensation, employee benefits and recruiting expenses. As a percentage of revenue, selling and administrative expenses were 13.7% for the fiscal 2007 quarter, compared to 13.0% for the fiscal 2006 quarter. The increase is primarily due to the decreased level of sales. In addition, the Company operated two markets in the first quarter of fiscal 2007 that were franchised operations in the first quarter of fiscal 2006. Therefore, the operating expenses associated with these operations are included in selling and administrative expenses this quarter, but were not in the prior quarter.

Depreciation and amortization decreased $0.3 million or 21.7% primarily as a result of certain fixed assets becoming fully depreciated by the end of fiscal 2006 and remaining in service. Therefore, no new depreciation expenses were incurred for these assets in the first quarter of fiscal 2007. Further, no new business process management system modules were placed into service, although we are currently anticipating implementing some new modules in the fourth quarter of fiscal 2007. Upon implementation, we anticipate depreciation expense will increase.

For the fiscal quarter ended January 20, 2007, we recorded a consolidated income tax benefit of $35,000 on pre-tax income of $0.4 million. This benefit was largely driven by domestic workers’ opportunity tax benefits of $0.4 million related to 2006, largely offset by income taxes from various domestic and international jurisdictions. The prior year quarter’s tax benefit was $82,000 higher than this year’s, primarily because of the pre-tax loss generated in the first quarter of the prior year.

Due to the aforementioned items, net income was $0.4 million for the first quarter of fiscal 2007 as compared to a net loss of $0.4 million in the first quarter of fiscal 2006. This caused basic and diluted earnings per share to be $0.02 in the first quarter of 2007 as compared to a basic and diluted loss per share of $0.02 in the first quarter of the prior year.

Liquidity and Capital Resources

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Our traditional use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth, when sales are seasonally high. Temporary personnel are typically paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash provided by operating activities was $2.3 million for the first quarter of 2007, compared to $6.6 million for the first quarter of fiscal 2006. This $4.3 million decrease is primarily attributable to a decrease in cash provided from managing our accounts receivables, which provided $4.0 million of the operating cash flow in this quarter as compared to $8.1 million in the prior quarter. During fiscal 2006, we consciously managed receivables to improve cash flow and as a result of those efforts, $7.5 million of operating cash flow was generated during fiscal 2006. Although we will continue to manage these going forward, we believe the opportunities for increasing operating cash flow going forward will not be as dramatic as they were during the prior year.

Cash used for investing activities was $1.0 million in the first quarter of fiscal 2007, as compared to $2.1 million in the first quarter of fiscal 2006. Capital expenditures, which are primarily for information system initiatives both domestically and internationally, represented the majority of this in both quarters. We continue to invest in enhancements and upgrades to our computer-based technologies. During fiscal 2004, we entered into a license agreement for a domestic business process management, or BPM, system which is being implemented in three phases. The initial phase, which consisted of the human resources system for regular Westaff employees, was successfully implemented in July 2005. The second phase, which includes the core financial systems and the accounts receivable module, went live in the beginning of fiscal year 2006. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to go live in the fourth quarter of fiscal 2007. Our credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal 2007.

Cash used for financing activities was $64,000 in the first quarter of fiscal 2007 as compared to $3.9 million in the first quarter of fiscal 2006. In the prior year quarter, the primary cause behind this usage was repayments under our lines of credit. As of the beginning and the end of the first quarter 2007, the only borrowing under our lines of credit was in Australia, and those borrowings remained relatively constant at the beginning and end of the quarter.

In May 2002, we entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities that originally expired in May 2007. The credit facility comprised a five-year syndicated Multicurrency Credit Agreement (the ‘Multicurrency Credit Agreement”) consisting of a $50.0 million

U.S. Revolving Loan Commitment, a £2.74 million U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan, which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the “A$ Facility Agreement”) was executed in May 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the A$ Facility Agreement).

In August 2005, the Multicurrency Credit Agreement was amended to allow an add-back of approximately $1.0 million to the earnings before income taxes, depreciation and amortization, or EBITDA, covenant relating to separation and restructuring costs incurred or to be incurred during fiscal 2005. The amendment also allowed the gain from the sale of the Registrant’s Norway and Denmark operations of $1.1 million to be included in determining compliance with the EBITDA and fixed charge covenants. Additionally, the amendment increased the maximum capital expenditures allowed for fiscal 2005 from $6.0 million to $8.5 million and also increased the letter of credit sub-limit from $35.0 million to $40.0 million.

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

On January 2, 2007, we and our lenders executed a Tenth Amendment to our Multicurrency Credit Agreement. Among other things, this amendment reduces the interest rates if certain financial benchmarks are achieved and resets the future minimum EBITDA covenants. The amendment extended the credit facility for one additional year to May 2009. We were not in compliance with its minimum EBITDA covenant as of the end of fiscal 2006, and the amendment included a waiver of this covenant violation.

On January 25, 2007, we and our lenders executed an amendment to the A$ Facility Agreement, which extended the agreement for two additional years to May 2009.

As of January 20, 2007, we had $4.9 million outstanding under our credit facilities all of which was outstanding under the A$ Facility Agreement. We have combined available borrowing capacity under our credit facilities of $14.9 million consisting of $6.0 million for the U.S., $4.2 million for the U.K. and $4.7 million for Australia.

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

We have an unsecured subordinated promissory note payable to our Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent (15.25% at January 20, 2007), compounded monthly and payable 60 calendar days after the end of each of our fiscal quarters. Payment of interest is contingent on us meeting minimum availability requirements under our credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. The Sixth Amendment to our Multicurrency Credit Agreement provides for optional prepayment of the note subject to certain borrowing availability limits on the U.S. revolving loan commitment portion of the credit facilities.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the U.K. or Australian operations; however, we may request dividends from the U.K. The U.S. can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was $4.3 million as of January 20, 2007.

We are responsible for and pay workers’ compensation costs for our domestic temporary and regular employees and are self-insured for the $500,000 deductible amount related to workers’ compensation claims. Typically, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash. In April 2005, our insurance carrier reduced our collateral requirements through the cancellation of a $3.8 million surety bond thereby eliminating any remaining outstanding surety bond. Currently, we do not believe that surety bonds will be available or required in the foreseeable future to secure workers’ compensation obligations.

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

For our 2007 policy year insurance program, we anticipate total cash payments of $4.8 million will be paid during fiscal 2007 in equal monthly installments, which commenced on November 1, 2006. Cash payments for 2007 policy year claims will be paid directly by us. Through January 20, 2007, we have made payments of $1.2 million on the 2007 policy year. As of January 2007, we had outstanding $35.3 million of letters of credit to secure all outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances including a change of ownership and or senior management, we may be required to increase our letters of credit to $40 million. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

We continue to evaluate other opportunities to further strengthen our financial position. However, we believe that the borrowing capacity provided under the amended credit agreement, together with cash generated through our operating performance, will be sufficient to meet our working capital needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At January 20, 2007, our outstanding debt under variable-rate interest borrowings was approximately $6.9 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the 12 weeks ended January 20, 2007, our international operations comprised 25.2% of our revenue and, as of the end of that period, 20.7% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 20, 2007 (the end of the period covered by this report), the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be publicly reported. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended January 20, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits.  The principal risks that we insure against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. Management believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of January 20, 2007.

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

Item 1A.  Risk Factors

This Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following updated risk factors.

One large shareholder with its affiliates controls a significant amount of our outstanding stock thus allowing them to exert significant influence on our management and affairs.

We were advised on February 28, 2007, that H.I.G. Capital LLC and its affiliates had acquired and beneficially own, directly or indirectly, or has voting power over, in excess of 49% of our outstanding common stock. As the principal stockholder of Westaff, H.I.G. Capital and its affiliates will have the ability to materially influence all matters submitted to the stockholders for approval and to exert significant influence on our management and affairs. For example, H.I.G. Capital has the ability to sell its shares independently and to strongly influence the election of the Board of Directors and the appointment of executive management. It also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by H.I.G. Capital to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

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

We finance our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities. As of January 20, 2007, our total borrowing capacity was $14.9 million consisting of $6.0 million for the domestic operations, $4.2 million for the United Kingdom operations and $4.7 million for the Australian operations.

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

The credit facilities contain covenants which, among other things, require us to maintain a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At the end of fiscal 2006, the minimum EBITDA covenant increased to $13.0 million on a trailing thirteen period basis. We failed to comply with that covenant and were required to obtain a waiver from our lenders, which we did in conjunction with our Tenth Amendment executed January 2, 2007. Any future failure to comply with the covenants under our credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations. In addition, a change of control is defined as an event of default and also could trigger prepayment obligations. If we were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available or that such financing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

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

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. As of January 20, 2007 our aggregate collateral requirements under these contracts have been secured through $35.3 million of letters of credit; however, under certain circumstances, such as an inability to maintain minimum borrowing availability or a change in ownership and or senior management, we could be required to increase our letters of credit by $5 million. Further, our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

Franchise agent operations comprise a significant portion of our revenue. For the first fiscal quarter of 2007, 25.0% of our total revenue was derived from franchise agent operations. In addition, our ten largest franchise agents for fiscal 2006 (based on sales volume) accounted for 17.3% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 25.2% of our revenue during the first fiscal quarter of 2007. Operations in foreign markets are inherently subject to certain risks, including in particular:

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

No events.

Item 6.    Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.3.13.1	Employment Agreement by and between Westaff Support, Inc. and Jeffrey A. Elias dated November 28, 2006.
10.3.14.1	Employment Contract by and between Westaff (USA), Inc./Westaff Support, Inc. and Eric Person dated August 14, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

March 6, 2007	/s/ John P. Sanders
Date	John P. Sanders
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.3.13.1	Employment Agreement by and between Westaff Support, Inc. and Jeffrey A. Elias dated November 28, 2006.

10.3.14.1	Employment Contract by and between Westaff (USA), Inc./Westaff Support, Inc. and Eric Person dated August 14, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.