Form 10-Q
period 2007-04-14
WESTAFF INC
filed 2007-05-29
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 14, 2007

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

Large accelerated file  ☐  Accelerated filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 24, 2007
Common Stock, $0.01 par value	16,612,103 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	April 14,	October 28,
	2007	2006
	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,346	$3,545
Trade accounts receivable, less allowance for doubtful accounts of $876 and $811	72,921	76,267
Deferred income taxes	6,084	5,834
Prepaid expenses	4,675	4,732
Other current assets	2,818	4,694
Total current assets	90,844	95,072

Property and equipment, net	15,054	15,046
Deferred income taxes, net of current	12,456	12,404
Goodwill	12,481	12,367
Intangible assets	3,416	3,425
Other long-term assets	1,055	951
Total Assets	$135,306	$139,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$3,048	$4,790
Current portion of capital lease obligations	371	345
Note payable to related party	2,000	2,000
Accounts payable	4,397	5,245
Accrued expenses	37,938	39,695
Income taxes payable	818	1,105
Total current liabilities	48,572	53,180

Long-term capital lease obligations	654	833
Other long-term liabilities	19,137	19,243
Total Liabilities	68,363	73,256

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares	—	—
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,612,103 shares at April 14, 2007 and 16,561,520 at October 28, 2006	166	166
Additional paid-in capital	38,944	38,617
Retained earnings	27,009	27,270
Accumulated other comprehensive income (loss)	824	(44)
Total stockholders’ equity	66,943	66,009
Total Liabilities and Stockholders’ Equity	$135,306	$139,265

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended		24 Weeks Ended
	April 14,	April 15,	April 14,	April 15,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Revenue	$129,829	$138,635	$259,779	$277,236

Costs of services	106,481	114,559	213,513	229,922

Gross profit	23,348	24,076	46,266	47,314

Franchise agents’ share of gross profit	3,518	4,006	7,058	8,339
Selling and administrative expenses	19,676	19,043	37,486	37,000
Depreciation and amortization	879	1,174	1,794	2,344

Operating loss	(725)	(147)	(72)	(369)

Interest expense	268	248	587	557
Interest income	(60)	(31)	(95)	(49)

Loss before income taxes	(933)	(364)	(564)	(877)
Income tax benefit	(269)	(98)	(303)	(215)

Net loss	$(664)	$(266)	$(261)	$(662)

Loss per share:
Basic and diluted	$(0.04)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	16,608	16,394	16,599	16,386

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	24 Weeks Ended
	April 14,	April 15,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net loss	$(261)	$(662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,794	2,344
Stock-based compensation	139	136
Tax benefits from employee stock plans	12	—
Provision for losses on doubtful accounts	173	262
Amortization of deferred gain on sale-leaseback	(344)	(343)
Amortization of debt issuance costs	130	176
Deferred income taxes	(258)	—
Amortization of deferred gain from sales of affiliate operations	(75)	(95)
Loss on sale or disposal of assets	8	12
Changes in assets and liabilities:
Trade accounts receivable	4,451	12,919
Other assets	1,928	1,563
Accounts payable and accrued expenses	(3,227)	(2,930)
Income taxes payable	(289)	(474)
Other liabilities	299	37
Net cash provided by operating activities	4,480	12,945

Cash flows from investing activities
Capital expenditures	(1,588)	(2,859)
Payments for the purchase of affiliate operations	(140)	(1,484)
Proceeds from sales of affiliate operations	21	22
Other, net	16	(292)
Net cash used in investing activities	(1,691)	(4,613)

Cash flows from financing activities
Net repayments under line of credit agreements	(2,040)	(4,545)
Principal payments on capital lease obligations	(153)	(148)
Payment of debt issuance costs	(65)	—
Proceeds from the issuance of common stock	172	88
Excess tax benefits from stock-based compensation	3	—
Net cash used in financing activities	(2,083)	(4,605)

Effect of exchange rate changes on cash	95	(59)

Net change in cash and cash equivalents	801	3,668
Cash and cash equivalents at beginning of period	3,545	3,014
Cash and cash equivalents at end of period	$4,346	$6,682

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1      Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the “Company”), as of April 14, 2007 and for the 12-week and 24-week periods ended April 14, 2007 and April 15, 2006 are unaudited.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 28, 2006. There were no changes to these policies during the 24-week period ended April 14, 2007. Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12-week and 24-week periods ended April 14, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

2.     Stock-Based Compensation

Stock Incentive Plan and Employee Stock Purchase Plan.  The Company has a stock incentive plan and an Employee Stock Purchase Plan. Please refer to Note 12 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended October 28, 2006, for additional information related to these stock-based compensation plans.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption.

For the 12-week and 24-week periods ended April 14, 2007 and April 15, 2006, the Company recognized stock-based compensation expense as follows:

	12 Weeks Ended		24 Weeks Ended
	April 14,	April 15,	April 14,	April 15,
	2007	2006	2007	2006
	(In thousands)
Stock-based compensation	$97	$70	$139	$136

Stock-based compensation expense is included in selling and administrative expenses.

The determination of the fair value of stock options and ESPP shares, using the Black-Scholes model, is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

The Company estimates the expected term of options granted taking into account historical and expected future exercise, cancellation and forfeiture behavior. The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term. The risk-free interest rates that are used in the valuation models are based upon yields of the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the options. Dividend yield is zero as we did not declare or pay dividends during fiscal 2007 or fiscal 2006, and our current credit facilities prohibit payment of dividends.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In previous years, the Company had recognized the impact of forfeitures as they occurred. Now, the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize. During the 12 weeks ended April 14, 2007, the Company revised its forfeiture rate from 29% to 5% by analyzing historic forfeiture rates and reviewing outstanding unvested option grants.  The change in forfeiture rate resulted in an additional $25,000 of stock-based compensation expense.

All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

The fair value of ESPP rights granted during the respective periods were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	12 Weeks Ended
	April 14,	April 15,
Employee Stock Purchase Plan	2007	2006

Expected life from grant date (years)	0.5	0.5
Expected volatility	0.40%	0.26%
Risk-free interest rate	5.2%	4.6%
Dividend yield	None	None

The Company did not grant any stock options for the 12-week periods ending April 14, 2007 and April 15, 2006.

The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $0.4 million over the next 2.9 years.

Stock option activity. The following table summarizes stock option activity for the 24-weeks ended April 14, 2007:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (years)	value
	(In 000's)			(In '000's)
Options outstanding at October 28, 2006	417	$3.39
Granted	20	4.35
Exercised	(37)	3.29
Cancelled	(8)	6.69
Options outstanding at April 14, 2007	392	$3.38	6.87	$877

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of April 14, 2007:

	Options Outstanding			Options Exercisable
	Number of	Remaining	Exercise	Number of	Exercise
Exercise price range	Shares	Life	Price	Shares	Price
	(In 000's)			(In 000's)
$ 2.20 to $ 2.56	37	5.50	$2.39	37	$2.39
$ 3.15 to $ 3.15	94	5.33	3.15	94	3.15
$ 3.20 to $ 3.20	3	4.11	3.20	3	3.20
$ 3.22 to $ 3.22	200	7.98	3.22	80	3.22
$ 3.50 to $ 16.17	58	6.55	4.95	29	5.64
Totals	392	6.87	$3.38	243	$3.36

Net cash proceeds from the exercise of stock options were approximately $8,000 and $29,000 for the 12 weeks ended April 14, 2007 and April 15, 2006, respectively.

Employee stock purchase plan activity.  Net cash proceeds from shares issued under the Employee Stock Purchase Plan for the 12 weeks ended April 14, 2007 and April 15, 2006, were $47,000 and $59,000, respectively.

3.     Goodwill

The following summarizes the change in goodwill during the period ended April 14, 2007:

	Domestic
	Business Services	Australia	Total
	(In thousands)
Balance at October 28, 2006	$11,369	$998	$12,367
Effect of foreign currency translation	—	114	114
Balance at April 14, 2007	$11,369	$1,112	$12,481

The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

4.     Discontinued Operations

In June 2005, the Company sold its Norway and Denmark operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2.7 million. Of the total proceeds, approximately $0.3 million is being held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, net of any claim payments, are scheduled to be remitted to the Company in June 2007.

5.     Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2007 and fiscal 2006.) The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations. As of April 14, 2007 and October 28, 2006, workers’ compensation liabilities were approximately $22.4 million and $24.3 million respectively, of which $16.4 million is included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid within one year of the balance sheet date. The current portion of workers’ compensation liabilities is included in accrued expenses on the balance sheet.

Periodically, the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  At April 14, 2007, the Company had $35.3 million of letters of credit securing its domestic workers’ compensation obligations.

6.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		24 Weeks Ended
	April 14,	April 15,	April 14,	April 15,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net loss	$(664)	$(266)	$(261)	$(662)

Denominator for basic and diluted loss per share weighted average shares	16,608	16,394	16,599	16,386

Loss per share Basic and diluted	$(0.04)	$(0.02)	$(0.02)	$(0.04)

Anti-dilutive weighted shares excluded from diluted earnings per share	125	354	259	348

7.     Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 14,	April 15,	April 14,	April 15,
	2007	2006	2007	2006
	(In thousands)

Net loss	$(664)	$(266)	$(261)	$(662)
Currency translation adjustments	421	(222)	868	(282)
Comprehensive income (loss)	$(243)	$(488)	$607	$(944)

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

In addition, the Company and its lender executed an amendment to the A$ Facility Agreement on January 25, 2007, which extended the Agreement for two additional years to May 2009.

On May 24, 2007, the Company and its lender executed an Eleventh Amendment to the Multicurrency Credit Agreement, which included a waiver of the Company’s failure to comply with the minimum EBITDA covenant as of the end of the 2nd quarter of fiscal 2007, a waiver of a change of control covenant default due to the new composition of the Board of Directors and a reset of all future quarterly EBITDA covenants over the remaining life of the credit facility.

9.     Related Party Transactions

The Company has an unsecured subordinated promissory note payable to its Chairman of the Board of Directors dated May 17, 2002 in the amount of $2.0 million. The note has a maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on April 14, 2007 was 15.25%. The Company recorded $71,000 and $142,000 of interest expense for the 12 and 24 weeks ended April 14, 2007, respectively. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any uncured default under the credit facilities.

10.  Operating Segments

The following table summarizes reporting segment data:

	Domestic	United		New
	Business Svcs.	Kingdom	Australia	Zealand	Total
	(In thousands)
12 Weeks Ended April 14, 2007
Revenue	$98,328	$9,716	$20,135	$1,650	$129,829
Operating income (loss)	$(580)	$(210)	$61	$4	$(725)

12 Weeks Ended April 15, 2006
Revenue	$108,885	$9,004	$19,303	$1,443	$138,635
Operating income (loss)	$(38)	$21	$(200)	$70	$(147)

24 Weeks Ended April 14, 2007
Revenue	$195,531	$18,978	$41,847	$3,423	$259,779
Operating income (loss)	$18	$(377)	$208	$79	$(72)

24 Weeks Ended April 15, 2006
Revenue	$216,669	$17,920	$39,869	$2,778	$277,236
Operating income (loss)	$(625)	$326	$(157)	$87	$(369)

11.  Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of April 14, 2007.

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

13.  Subsequent Event

On April 30, 2007, the Company and Ms. Newman entered into a Transition and Release Agreement (the “Newman Agreement”).  Pursuant to the terms of the Newman Agreement, Ms. Newman resigned as the Company’s President and Chief Executive Officer and a member of the Board of Directors effective May 1, 2007. In connection with her resignation, Ms. Newman received a lump-sum severance payment equal to one year of her current base salary in accordance with the terms of her employment agreement, dated March 16, 2005. The lump-sum payment was $450,000, less applicable withholding taxes.

Ms. Newman is currently serving and will continue to serve in a consultant capacity to the Company until September 1, 2007. During this transition period, Ms. Newman will continue to receive a consulting payment equivalent to her current salary and cash allowances and the Company will pay the cost of continuing her medical insurance coverage under COBRA. Ms. Newman will also be eligible for an additional lump-sum payment of $200,000, less applicable withholding taxes, following the completion of the transition period. She will not, however, be eligible for any portion of this additional payment if she resigns from her consulting position on or before September 1, 2007, or if the consulting arrangement is terminated by the Company for cause.

Upon the effectiveness of Ms. Newman’s resignation from her positions as President, Chief Executive Officer and Board member on May 1, 2007, all of her outstanding stock options dated April 7, 2005, August 15, 2000 and August 14, 2002 became fully vested and exercisable and all shares of restricted stock that she held became fully vested in accordance with her employment agreement. The exercise period for Ms. Newman’s vested options will expire 90 days after her service as a consultant is terminated on September 1, 2007, or upon such earlier date as may be required under the terms of the applicable plan(s) under which the options were granted. The acceleration of the vesting of all outstanding stock options and restricted stock will result in the Company accelerating the recognition of $373,000 in stock-based compensation expense effective May 1, 2007. This expense would have been recognized over the original vesting term of the respective stock options and restricted stock.

The Company has agreed to reimburse Ms. Newman up to an aggregate of $10,000 for reasonable attorneys’ fees and $10,000 for reasonable accounting and tax planning costs she may incur in connection with the Newman Agreement and the transactions contemplated thereby.

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

Company Overview

We provide staffing services primarily in suburban and rural markets through a network of Company-owned and franchise agent offices in the United States, United Kingdom, Australia and New Zealand. We offer a wide range of staffing solutions, including permanent placement, replacement and temporary staffing, primarily focused on recruiting and placing clerical/administrative and light industrial personnel. We have over 58 years of experience in the staffing industry and annually put more than 100,000 people to work through more than 200 field offices in 47 states and three foreign countries. Our corporate headquarters provides support services to the field offices in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

To complement our service offerings, which include temporary staffing, permanent placement, temp-to-hire services, payroll services and on-location programs; we utilize a number of tools focused on increasing our pool of qualified candidates. Additionally, we employ a robust, targeted marketing program as well as a consultative sales process. Both of these tools assist in our sales efforts to new and existing customers.

Management believes all of these tools enhance our competitive edge and position us to effectively pursue high growth market niches.

The staffing industry is highly competitive with generally few barriers to entry, which contributes to significant price competition as competitors attempt to maintain or gain market share. While the price competition continues in 2007, we have noted consolidated margin improvements as compared to the prior year. On a prospective basis, we believe our focus on increasing permanent placement services, increasing clerical/administrative sales, improving results from underperforming field offices and prudently managing costs will permit us to further improve our operating margins.

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

•      seasonality, especially in our light industrial business,

•      wage limits on statutory payroll taxes,

•      claims experience for workers’ compensation,

•      demand and competition for our services, and

•      the effects of acquisitions.

In addition, our operating results have also historically tended to follow seasonal sales trends with the bulk of annual operating profits falling within the third and fourth fiscal quarters

Acquisition of Company Stock

We were advised at our February 28, 2007 Board meeting by our Chairman of the Board, W. Robert Stover, that an aggregate of 7,933,396 shares (the “Purchased Shares”) of Westaff’s common stock held by Mr. Stover’s affiliates, his children and certain other stockholders (collectively, the “Stockholders”) were sold in a private transaction to DelStaff LLC, a Delaware limited liability company (“DelStaff”). The Board has been further advised that DelStaff has acquired an additional 329,300 shares (the “Market Shares”) of Westaff’s common stock on the open market. According to the Schedule 13D filed by DelStaff and certain of its affiliates with the Securities and Exchange Commission (the “SEC”) on March 13, 2007, as amended (the “Schedule 13D”), the aggregate of 8,262,696 shares acquired by DelStaff constitutes approximately 49.7% of Westaff’s total outstanding common stock. The members of

DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. The managers of DelStaff are John R. Black, Michael R. Phillips and Mr. Willis.

DelStaff acquired the Purchased Shares in exchange for total consideration of $32,526,923.60, or $4.10 per share, paid in the form of:  (i) eight percent (8%) promissory notes (the “Promissory Notes”), having an aggregate principal amount of $24,395,192.70 (representing 75% of the total consideration), executed and delivered by DelStaff in favor of the Stockholders, and (ii) cash in an aggregate amount equal to $8,131,730.90, deposited in a bank account in the name of Mr. Stover, as representative of the Stockholders, with Wells Fargo Bank, N.A. (the “Deposit”).

DelStaff’s payment obligations under the Promissory Notes are guaranteed by H.I.G. Capital Partners III, L.P. (“HIG Capital Partners”). DelStaff has a perfected first and only lien on the Deposit and other cash collateral deposited in the account holding the Deposit. In addition, DelStaff has agreed to pay additional cash consideration for each Purchased Share:  (i) if during the one year period following February 28, 2007, DelStaff sells all or any portion of the Purchased Shares for a price, after subtracting all fees, expenses and taxes arising from such sale, in excess of $4.10 per Purchased Share (the “Net Excess Consideration”) in an amount equal to 20% of the Net Excess Consideration for each Purchased Share, but not to exceed $0.45 per Purchased Share (or $3,570,163.20 in the aggregate), and (ii) in an amount equal to $0.35 in cash per Purchased Share (minus any amounts paid, but including any Purchased Shares sold, pursuant to (i) above) if on the first anniversary of February 28, 2007, the average of the closing prices of one share of Westaff common stock during the immediately preceding 200 consecutive trading days is equal to or greater than $5.25. DelStaff was not required to pay this additional amount in clause (ii) prior to it obtaining control of the Board as described below.

According to the Schedule 13D, an affiliate of DelStaff acquired the Market Shares (which were subsequently transferred to DelStaff) in open market transactions for aggregate cash consideration (including broker’s fees and commissions) of $1,814,443. According to the Schedule 13D, the Deposit and the acquisitions on the open market were funded from the working capital of HIG Capital Partners and its affiliates, which have in excess of $430 million in committed capital under management. HIG Capital Partners also indicated it has access to short-term credit facilities. If the Promissory Notes become due and payable, the Schedule 13D stated that it was intended (as of the date of filing of the Schedule 13D) that the aggregate amount of principal and interest due thereon be funded from the working capital of HIG Capital Partners.

As stated in the Schedule 13D, DelStaff intends to have its director nominees constitute a majority of the Board. In this regard, under the purchase agreement, as amended, that DelStaff entered into with the Stockholders, DelStaff has the right to require the Stockholders to repurchase all (but not less than all) of the shares purchased from them, in proportion to their respective interests therein, if all of the following (referred to herein as the “Representation Event”) does not occur on or before October 30, 2007 (as such date may be extended as set forth in the purchase agreement):

•  Westaff must amend its bylaws to increase the number of directors comprising the Board from five to nine or such larger number as may be necessary to permit DelStaff’s director nominees to constitute a majority of the Board (including Mr. Willis, who will be proposed for election as Chairman of the Board following the election of such nominees) and fill the newly created directorships with DelStaff’s nominees;

•  DelStaff’s nominees must be duly elected to, and constitute a majority of, the Board; and

•  we must (if applicable) have filed with the SEC and delivered to our stockholders an information statement on Schedule 14F-1 in respect of such nomination and election, pursuant to Section 14(f) of the Exchange Act and Rule 14f-1 thereunder.

On April 30, 2007 and subsequent to DelStaff’s acquisition of the aforementioned shares of our common stock, we entered into a Governance Agreement (the “Governance Agreement”) with DelStaff, Mr. Willis and Mr. Stover. Pursuant to the terms of the Governance Agreement, the Company and DelStaff caused their respective officers, directors and employees to:

•       amend our bylaws to expand the size of the Board from five to nine directors and in connection therewith add one Class I directorship, two Class II directorships and one Class III directorship;

•       accept the resignation of Patricia M. Newman as Westaff’s President, Chief Executive Officer and as a Class II director;

•       cause the Board to fill the vacancies resulting from the foregoing actions with Mr. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball (each of whom are DelStaff nominees); and

•       obtain the resignations of all of the remaining directors of Westaff who were directors on the date of the Governance Agreement (i.e., Janet M. Brady, Jack D. Samuelson, Ronald D. Stevens and Mr. Stover), reassign the resulting vacancies to become vacancies of one Class I directorship, two Class II directorships and one Class III directorship, and immediately thereafter caused the Board to reappoint all of them to the Board as directors of Westaff, such that following the reappointments the Board consisted of the following directors in the following classes: (i) our Class I directors, whose terms will expire at our 2009 annual meeting of stockholders, are Messrs. Stevens, Wedren and Ball; (ii) our Class II directors, whose terms will expire at our 2010 annual meeting of stockholders, are Ms. Brady and Messrs. Black and Phillips; and (iii) our Class III directors, whose terms will expire at our 2008 annual meeting of stockholders, are Messrs. Stover, Willis and Samuelson.

Immediately following the completion of the restructuring of the Board as described and as agreed upon by the parties, the Board appointed (or reappointed): (i) Mr. Stover as Chairman of the Board; (ii) Ms. Brady and Messrs. Black and Ball as members of the Compensation Committee of the Board, with Ms. Brady serving as Chairperson thereof; (iii) Messrs. Stevens, Samuelson and Wedren as members of the Audit Committee of the Board, with Mr. Stevens serving as Chairperson thereof; and (iv) Ms. Brady and Messrs. Black and Wedren as members of the Nominating and Governance Committee of the Board, with Ms. Brady serving as Chairperson thereof.

The parties have agreed that each director who is appointed pursuant to the Governance Agreement will hold office until the annual meeting of Westaff’s stockholders at which the term of the class to which such director has been appointed expires, and until his or her respective successor is elected and qualified or until his or her earlier death, resignation or removal from office.

The Governance Agreement requires, subject to compliance with federal and state securities laws and applicable NASDAQ listing requirements, that we and DelStaff cause:

•       the size of the Board to remain at nine directors, with three Class I directors, three Class II directors and three Class III directors, and that each such class of directors serve for a term of three years in accordance with our Fourth Amended and Restated Certificate of Incorporation;

•       a majority of the Board to consist of directors who are independent as defined in applicable NASDAQ listing requirements;

•       nominees of DelStaff to be elected to fill Board vacancies created upon the cessation of service of prior nominees of DelStaff, or to be nominated for election in the event a prior nominee of DelStaff chooses to not stand for reelection, provided that replacements of Messrs. Wedren and Ball must be independent as defined in applicable NASDAQ listing requirements;

•       Ms. Brady and Messrs. Samuelson and Stevens to continue to be elected or appointed to the Board as long as they are willing to serve as directors of Westaff, and if any of them are unable to continue service on the Board for any reason, replacement directors to be determined by a majority of the remaining independent members of the Board, in their sole discretion and in consultation with the Nominating and Governance Committee, provided that their replacements must be independent as defined in applicable NASDAQ listing requirements and not currently (or during the three years prior to the determination) an officer, director, employee, partner or consultant of or to DelStaff, Mr. Willis or any of their respective affiliates (as such term is defined in the Governance Agreement), and provided further that the Nominating and Corporate Governance Committee will have the exclusive authority to select and approve all director candidates that are submitted for approval in accordance with the foregoing;

•       if Mr. Stover is unable to continue service on the Board for any reason (including due to his resignation as discussed below), a replacement director to be determined by a majority of the independent members of the Board, in their sole discretion and in consultation with the Nominating and Governance Committee, provided that the Nominating and Corporate Governance Committee will have the exclusive authority to select and approve all director candidates that are submitted for approval in accordance with the foregoing; and

•       Board committees to be composed of members determined in accordance with the Governance Agreement and subject to certain independence requirements set forth therein.

Our former President and Chief Executive Officer, Patricia M. Newman, resigned from her positions with Westaff on May 1, 2007. Pursuant to the terms of the Governance Agreement, we and DelStaff caused Mr. Willis to be appointed as our Chief Executive Officer. The terms of any employment or similar arrangement with Mr. Willis as our Chief Executive Officer will be determined by a majority of our independent directors upon recommendation of our Compensation Committee.

Pursuant to the terms of the Governance Agreement, immediately after our special meeting of stockholders scheduled to be held on June 29, 2007, Mr. Stover will provide us with his resignation as Chairman of the Board, as a director and as an employee of Westaff, and Mr. Stover and we will execute and deliver a mutual release of claims. Immediately after Mr. Stover’s resignation, if Mr. Willis is then serving as our Chief Executive Officer, the Board (other than Mr. Willis) will make a determination regarding appointing Mr. Willis as Chairman of the Board, and if so appointed Mr. Willis will serve in such capacity until his successor is elected and qualified or until his earlier death, resignation or removal. DelStaff has agreed that the Representation Event, as it applies to DelStaff’s purchase of Westaff common stock from the Stockholders as described above, will be deemed to occur at the earlier of (i) immediately after our special meeting of stockholders, which is scheduled to be held on June 29, 2007, and (ii) the close of business on June 29, 2007.

With respect to the performance of our obligations under the Governance Agreement, and notwithstanding anything to the contrary in the Board composition and related requirements thereof, the Board is entitled to act in accordance with its fiduciary obligations to us and our stockholders under applicable law and is entitled to take such actions as are necessary to comply with applicable law; provided, however that the Board has determined that as of the date of the Governance Agreement, the transactions contemplated thereby are in the best interests of our stockholders.

Following the restructuring of the Board as described above, we and DelStaff have agreed to take or cause to be taken all necessary actions, including calling our special meeting of stockholders scheduled to be held on June 29, 2007, to amend our certificate of incorporation to permit any stockholder that beneficially owns twenty percent (20%) or more of the total voting power of Westaff’s outstanding voting securities to call a special meeting of stockholders. We and DelStaff currently intend to submit such proposed amendment for stockholder approval at our special meeting of stockholders scheduled to be held on June 29, 2007.

The Governance Agreement will terminate if and when DelStaff, Mr. Willis and their respective affiliates collectively cease to beneficially own securities representing at least 20% of the outstanding voting securities of Westaff and have filed a Schedule 13D or Schedule 13G with the SEC reporting such change. The Governance Agreement contains limited representations and warranties of each of Westaff, DelStaff and Mr. Willis.

The foregoing summary of the Governance Agreement is qualified in its entirety by the full text of the Governance Agreement, a complete and accurate copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007.

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

Our critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 28, 2006. There were no changes to these policies during the 24-week period ended April 14, 2007.

Results of Operations - 12 weeks ended April 14, 2007 and April 15, 2006

Total revenue for the 12 weeks ended April 14, 2007 was $129.8 million, a decrease of 6.4% or $8.8 million over the same period in the prior year. Domestic revenue decreased by 9.7% or $10.6 million, largely due to a 12.9% decrease in temporary billed hours partially offset by a 3.6% increase in average temporary billing rates and a 21% increase in permanent placement revenue. Our domestic revenue decline is primarily attributable to an overall softness in the domestic marketplace, as has also been noted in many of our competitors’ quarterly reports. Additionally, we have continued to focus our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business. Offsetting a portion of the domestic revenue decline was an increase in international revenue of 5.9% or $1.8 million, which was positively affected by exchange rate fluctuations in the other countries we operate within as compared to the U.S. dollar. In addition, permanent placement revenue increased 15%, primarily attributable to an increased focus on permanent placement business opportunities.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment costs, workers’ compensation insurance and other employee-related costs. Costs of services as a percentage of revenue decreased from 82.6% in the second quarter of fiscal 2006 to 82.0% in fiscal 2007, primarily as a result of decreased workers’ compensation costs, decreased state unemployment costs and increased permanent placement revenue which results in few direct costs. These cost reductions served to offset a portion of the sales decline noted above and consequently gross profit decreased by only 3.0% or $0.7 million over the second quarter of fiscal 2006. The resulting gross profit margin increased from 17.4% in the second quarter of fiscal 2006 to 18.0% in the current quarter.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of revenue or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased slightly, from 2.9% of revenue in the 2006 fiscal quarter to 2.7% in the current year’s fiscal quarter. As compared to the second fiscal quarter of 2006, we have two fewer franchisees and, additionally, the existing franchisees’ gross profits have declined, both of which caused this expense to decrease.

Selling and administrative expenses increased $0.6 million, or 3.3% for the 2007 fiscal quarter as compared to the 2006 quarter. The increase is primarily due to increases in (a) recruiting costs as competition for qualified temporary employees has increased, (b) employee benefits due to increased healthcare costs and claims experience, (c) professional fees, largely as a result of negotiating with the new significant shareholder and associates, and (d) maintenance costs largely related to our business process management, or BPM, system. Offsetting a portion of these costs was a $0.8 million decrease in salaries, wages and payroll taxes, due to headcount reductions implemented during the third and fourth quarters of fiscal 2006.

Depreciation and amortization decreased $0.3 million primarily as a result of certain fixed assets becoming fully depreciated by the end of fiscal 2006 and remaining in service, so there were no depreciation costs for new assets. Further, no new BPM system modules were implemented during the quarter. Upon implementation of future modules planned for the fourth quarter of fiscal 2007, we anticipate amortization expense will increase.

Net loss for the fiscal quarter increased to $664,000 from a $266,000 loss in the same quarter of fiscal 2006. The tax benefit recorded in the current quarter increased due to the current quarter’s pre-tax loss being larger than the pre-tax loss in 2006.

Results of Operations - 24 weeks ended April 14, 2007 and April 15, 2006

Total revenue was $259.8 million during the first 24 weeks of fiscal 2007, a decrease of 6.3% or $17.5 million from the same period in 2006. Domestic revenue decreased by 9.8% or $21.1 million driven largely by a 13.2% decrease in billed hours, partially offset by a 3.9% increase in average temporary billing rates and a 21.8% increase in permanent placement revenue. Our domestic revenue decline is primarily attributable to an overall softness in the domestic marketplace, as has also been noted in many of our competitors’ quarterly reports. Additionally, we have continued to focus our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business. Offsetting a portion of the domestic revenue decline was an increase in international revenue of 6.1% or $3.7 million, which was positively affected by exchange rate fluctuations in the other countries we operate within as compared to the U.S. dollar. In addition, permanent placement revenue increased 4%, primarily attributable to an increased focus on permanent placement business opportunities.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment costs, workers’ compensation insurance and other employee-related costs. Costs of services as a percentage of revenue decreased from 82.9% in the first 24 weeks of fiscal 2006 to 82.2% in the first 24 weeks of fiscal 2007, primarily as a result of decreased workers’ compensation costs, decreased state unemployment costs and increased permanent placement revenue which results in few direct costs. These cost reductions served to offset a portion of the sales decline noted above and consequently gross profit decreased by just 2.2% or $1.0 million over the first 24 weeks of fiscal 2006. The resulting gross profit margin increased from 17.1% in the first 24 weeks of fiscal 2006 to 17.8% in the current period.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of revenue or gross profit generated by the franchise agents’ operations. As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased slightly, from 3.0% of revenue in the first 24 weeks of 2006 to 2.7% in the current year period. As compared to the first 24 weeks of fiscal 2006, we have three fewer franchisees and, additionally, the existing franchisees’ gross profits have declined, both of which caused this expense to decrease.

Selling and administrative expenses increased $0.5 million, or 1.3% for the first 24 weeks of 2007 as compared to the first 24 weeks of 2006. The increase is primarily due to increases in (a) recruiting costs as competition for qualified temporary employees has increased, (b) employee benefits due to increased healthcare costs and claims experience, (c) professional fees, largely as a result of negotiating with the new significant shareholder and associates, and (d) maintenance costs largely related to our BPM system. Offsetting a portion of these costs was a $1.1 million decrease in salaries, wages and payroll taxes, due to headcount reductions implemented during the third and fourth quarters of fiscal 2006.

Depreciation and amortization decreased $550,000 primarily as a result of certain fixed assets becoming fully depreciated by the end of fiscal 2006 and remaining in service, so there were no depreciation costs for new assets. Further, no new BPM system modules were implemented during the first 24 weeks of fiscal 2007. Upon implementation of future modules, planned for the fourth quarter of fiscal 2007, we anticipate amortization expense will increase.

Net loss for the first 24 weeks decreased to $261,000 from a $662,000 loss in the same period of fiscal 2006. The tax benefit recorded in the current 24 weeks increased due to increased workers’ opportunity tax credits earned to date during fiscal 2007.

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

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash provided by operating activities was $4.5 million for the 24 weeks ended April 14, 2007, compared to $12.9 million for the 24 weeks ended April 15, 2006. This $8.4 million decrease is primarily attributable to a decrease in cash provided from managing our accounts receivables, which provided $4.5 million of the operating cash flow in this quarter as compared to $12.9 million for the same period of fiscal 2006. During fiscal 2006, we consciously managed receivables to improve cash flow and as a result of those efforts, operating cash flow was enhanced. Although we continue to manage these going forward, we believe prospective opportunities for increasing operating cash flow in this manner will not be as dramatic as they were during the prior year.

Cash used for investing activities was $1.7 million for the 24 weeks ended April 14, 2007, as compared to $4.6 million for the 24 weeks ended April 15, 2006. Capital expenditures, which are primarily for information system initiatives both domestically and internationally, represented the majority of investing activities for both periods presented. We continue to invest in enhancements and upgrades to our computer-based technologies. During fiscal 2004, we entered into a license agreement for a domestic BPM system which is being implemented in three phases. The initial phase, which consisted of the human resources system for regular Westaff employees, was successfully implemented in July 2005. The second phase, which includes the core financial systems and the accounts receivable module, went live in the beginning of fiscal year 2006. The final phase, which will include fully integrated front office functionality along with payroll and billing for temporary associates, is currently scheduled to go live at the end of the fourth quarter of fiscal 2007. Our credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal 2007.

Cash used for financing activities was $2.1 million for the 24 weeks ended April 14, 2007 as compared to $4.6 million for the 24 weeks ended April 15, 2006. In both years, the primary cause behind this usage was repayments under our lines of credit. As of the end of the second quarter of fiscal 2007, the only borrowing under our lines of credit was in Australia, and those borrowings have decreased 36% during fiscal 2007.

In May 2002, we entered into agreements with GE Capital, as primary agent, to provide senior secured credit facilities that originally expired in May 2007. The credit facility comprised a five-year syndicated Multicurrency Credit Agreement (the “Multicurrency Credit Agreement”) consisting of a $50.0 million U.S. Revolving Loan Commitment, a £2.74 million U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan, which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the “A$ Facility Agreement”) was executed in May 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the A$ Facility Agreement).

In August 2005, the Multicurrency Credit Agreement was amended to allow an add-back of approximately $1.0 million to the earnings before income taxes, depreciation and amortization, or EBITDA, covenant relating to separation and restructuring costs incurred or to be incurred during fiscal 2005. The amendment also allowed the gain from the sale of our Norway and Denmark operations of $1.1 million to be included in determining compliance with the EBITDA and fixed charge covenants. Additionally, the amendment increased the maximum capital expenditures allowed for fiscal 2005 from $6.0 million to $8.5 million and also increased the letter of credit sub-limit from $35.0 million to $40.0 million.

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

On May 24, 2007, we and our lenders executed an Eleventh Amendment to our Multicurrency Credit Agreement, which included a waiver of our failure to comply with the minimum EBITDA covenant as of the end of the 2nd quarter of fiscal 2007, a waiver of a change of control default due to the new composition of our Board of Directors and reset all future quarterly EBITDA covenants over the remaining life of the credit facility.

As of April 14, 2007, we had $3.0 million outstanding under our credit facilities almost all of which was outstanding under the A$ Facility Agreement. We have combined available borrowing capacity under our credit facilities of $17.1 million consisting of $6.1 million for the U.S., $5.1 million for the U.K. and $5.9 million for Australia.

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

We have an unsecured subordinated promissory note payable to our Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under our credit facilities plus seven percent (15.25% at April 14, 2007), compounded monthly and payable 60 calendar days after the end of each of our fiscal quarters. Payment of interest is contingent on us meeting minimum availability requirements under our credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. The Sixth Amendment to our Multicurrency Credit Agreement provides for optional prepayment of the note subject to certain borrowing availability limits on the U.S. revolving loan commitment portion of the credit facilities.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the U.K. or Australian operations; however, we may request dividends from the U.K. The U.S. can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was $4.5 million as of April 14, 2007.

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

For our 2007 policy year insurance program, we anticipate total cash payments of $4.8 million will be paid during fiscal 2007 in equal monthly installments, which commenced on November 1, 2006. Cash payments for 2007 policy year claims will be paid directly by us. Through the first 24 weeks of fiscal 2007, we have made payments of $2.4 million on the 2007 policy year. As of April 14, 2007, we had outstanding $35.3 million of letters of credit to secure all outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. Under certain circumstances including a change of ownership and or senior management, we may be required to increase our letters of credit to $40 million. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

We continue to evaluate other opportunities to further strengthen our financial position. However, we believe that the borrowing capacity provided under the amended credit agreement, together with cash generated through our operating performance, will be sufficient to meet our working capital needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At April 14, 2007, our outstanding debt under variable-rate interest borrowings was approximately $5.0 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $101,000 on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the first 24 weeks of fiscal 2007, our international operations comprised 24.7% of our revenue and, as of the end of that period, 20.0% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 14, 2007 (the end of the period covered by this report), the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended April 14, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits. The principal risks that we insure against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. Management believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of April 14, 2007.

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

According to the Schedule 13D filed by DelStaff LLC (“DelStaff”) and certain of its affiliates with the SEC on March 13, 2007, as amended, DelStaff had acquired an aggregate of 8,262,696 shares constituting approximately 49.7% of Westaff’s total outstanding common stock. The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As the principal stockholder of Westaff, DelStaff and its affiliates have the ability to materially influence all matters submitted to the stockholders for approval and to exert significant influence on our management and affairs. On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. Pursuant to the terms of the Governance Agreement, on May 9, 2007, we expanded the size of the Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T.

Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball. DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock. Please see “Acquisition of Company Stock” under Part I, Item 2 of this Quarterly Report for more information.

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

We finance our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities. As of April 14, 2007, our total borrowing capacity was $17.1 million consisting of $6.1 million for the domestic operations, $5.1 million for the United Kingdom operations and $5.9 million for the Australian operations.

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

The credit facilities contain covenants which, among other things, require us to maintain a minimum fixed charge coverage ratio and minimum earnings before interest, taxes, depreciation and amortization, or EBITDA. At the end of fiscal 2006, the minimum EBITDA covenant increased to $13.0 million on a trailing thirteen period basis. We failed to comply with that covenant and were required to obtain a waiver from our lenders, which we did in conjunction with our Tenth Amendment executed January 2, 2007. On May 24, 2007, we executed an Eleventh Amendment, which included a waiver of our failure to comply with the minimum EBITDA covenant as of the end of the 2nd quarter of fiscal 2007, a waiver of a change of control covenant default due to the new composition of our Board of Directors and a reset of all future quarterly EBITDA covenants over the remaining life of the credit facility.

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

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. As of April 14, 2007 our aggregate collateral requirements under these contracts have been secured through $35.3 million of letters of credit; however, under certain circumstances, such as an inability to maintain minimum borrowing availability or a change in ownership and or senior management, we could be required to increase our letters of credit by $5 million. Further, our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity. We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

Franchise agent operations comprise a significant portion of our revenue. For the first 24 weeks of 2007, 25.4% of our total revenue was derived from franchise agent operations. In addition, our ten largest franchise agents for the first 24 weeks of fiscal 2007 (based on sales volume) accounted for 16.6% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 24.7% of our revenue during the first 24 weeks of fiscal 2007. Operations in foreign markets are inherently subject to certain risks, including in particular:

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

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 34,000 shares from January 1, 2007 through April 14, 2007. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. We believe that the common stock price has also been negatively affected by the fact that our stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

The compliance costs associated with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations and proposed rules, beginning with our Annual Report for the fiscal year ended November 1, 2008, we expect to be required to furnish a report by our management on our internal control over financial reporting. Further, we expect that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting from our annual report for the 2009 fiscal year. The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Item 6.   Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.1

Addendum to Employment Contract executed on April 12, 2007 between Westaff Support, Inc. and Eric Person. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated April 12, 2007.)

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

WESTAFF, INC.

May 29, 2007	/s/ John P. Sanders
Date	John P. Sanders
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1

Addendum to Employment Contract executed on April 12, 2007 between Westaff Support, Inc. and Eric Person. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated April 12, 2007.)

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