Form 10-Q
period 2007-07-07
WESTAFF INC
filed 2007-08-21
CIK 931911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 7, 2007

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 16, 2007
Common Stock, $0.01 par value	16,648,682 shares

WESTAFF, INC. AND SUBSIDIARIES

Part 1.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	July 7,	October 28,
	2007	2006
	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,375	$3,545
Trade accounts receivable, less allowance for doubtful accounts and other adjustments of $1,123 and $811	74,216	76,267
Income taxes receivable	0	0
Deferred income taxes	6,512	5,834
Prepaid expenses	4,154	4,732
Other current assets	2,758	4,694
Total current assets	90,015	95,072

Property and equipment, net	15,497	15,046
Deferred income taxes, net of current	12,262	12,404
Goodwill	12,523	12,367
Intangible assets	3,573	3,425
Other long-term assets	1,934	951
Total Assets	$135,804	$139,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$4,613	$4,790
Current portion of capital lease obligations	384	345
Note payable to related party	2,000	2,000
Accounts payable	4,559	5,245
Accrued expenses	38,983	39,695
Income taxes payable	224	1,105
Total current liabilities	50,763	53,180

Long-term capital lease obligations	561	833
Other long-term liabilities	19,666	19,243
Total Liabilities	70,990	73,256

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares	—	—
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,637,103 shares at July 7, 2007 and 16,561,520 at October 28, 2006	166	166
Additional paid-in capital	39,447	38,617
Retained earnings	24,091	27,270
Accumulated other comprehensive income (loss)	1,110	(44)
Total stockholders’ equity	64,814	66,009
Total Liabilities and Stockholders’ Equity	$135,804	$139,265

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended		36 Weeks Ended
	July 7,	July 8,	July 7,	July 8,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenue	$132,740	$140,859	$392,519	$418,095

Costs of services	108,859	115,420	322,372	345,342

Gross profit	23,881	25,439	70,147	72,753

Franchise agents’ share of gross profit	4,026	4,111	11,083	12,451
Selling and administrative expenses	19,703	18,715	57,189	55,714
Depreciation and amortization	908	1,148	2,703	3,492
Restructuring expenses	2,300	—	2,300	—

Operating income (loss)	(3,056)	1,465	(3,128)	1,096

Interest expense	278	292	865	850
Interest income	(53)	(26)	(149)	(76)

Income (loss) before income taxes	(3,281)	1,199	(3,844)	322
Income tax provision (benefit)	(362)	17	(665)	(198)

Net income (loss)	$(2,919)	$1,182	$(3,179)	$520

Earnings (loss) per share:
Basic and diluted	$(0.18)	$0.07	$(0.19)	$0.03

Weighted average shares outstanding - basic	16,623	16,483	16,607	16,419
Weighted average shares outstanding - diluted	16,623	16,557	16,607	16,502

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	36 Weeks Ended
	July 7,	July 8,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(3,179)	$520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,703	3,492
Stock-based compensation	547	204
Tax benefits from employee stock plans	(88)	—
Provision for losses on doubtful accounts	721	317
Amortization of deferred gain on sale-leaseback	(515)	(515)
Amortization of debt issuance costs	193	257
Deferred income taxes	(475)	(424)
Amortization of deferred gain from sales of affiliate operations	(110)	(145)
Loss on sale or disposal of assets	18	10
Changes in assets and liabilities:
Trade accounts receivable	3,063	13,279
Other assets	2,023	881
Accounts payable and accrued expenses	(2,001)	184
Income taxes payable	(1,110)	(509)
Other liabilities	1,030	29
Net cash provided by operating activities	2,820	17,580

Cash flows from investing activities
Capital expenditures	(3,194)	(3,763)
Payments for the purchase of affiliate operations	(307)	(1,593)
Proceeds from sales of affiliate operations	24	35
Other, net	(35)	(317)
Net cash used in investing activities	(3,512)	(5,638)

Cash flows from financing activities
Net repayments under line of credit agreements	(584)	(6,244)
Principal payments on capital lease obligations	(233)	(224)
Payment of debt issuance costs	(157)	(19)
Proceeds from the issuance of common stock	245	399
Excess tax benefits from stock-based compensation	126	—
Net cash used in financing activities	(603)	(6,088)

Effect of exchange rate changes on cash	125	65

Net change in cash and cash equivalents	(1,170)	5,919
Cash and cash equivalents at beginning of period	3,545	3,014
Cash and cash equivalents at end of period	$2,375	$8,933

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the “Company”), as of July 7, 2007 and for the 12-week and 36-week periods ended July 7, 2007 and July 8, 2006 are unaudited.

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

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended October 28, 2006.  There were no changes to these policies during the 36-week period ended July 7, 2007.  Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes has been condensed or omitted.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12-week and 36-week periods ended July 7, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.  Fiscal 2006 consisted of 52 weeks, with the fourth fiscal quarter consisting of 16 weeks.  Fiscal 2007 will consist of 53 weeks, with the last quarter consisting of 17 weeks.

2.             Shareholder Transaction

In a private transaction in February 2007, W. Robert Stover, Westaff’s founder and former Chairman of the Board of Directors, sold all of his common stock in Westaff to DelStaff, LLC, a Delaware limited liability company (“DelStaff”).  Those purchased shares plus additional shares purchased on the open market, gave DelStaff beneficial ownership in 8,262,696 shares of common stock which represented approximately 49.7% of the Company’s outstanding stock at the time of the transaction.

The Company has previously disclosed the following items related to the change in control of the common stock:

•                 The Company entered into a Governance Agreement with DelStaff, Michael T. Willis, and Mr. Stover on April 30, 2007 (the “Governance Agreement”).  All references herein to the Governance Agreement are qualified in their entirety by the full text of the Governance Agreement, a complete and accurate copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007.  Pursuant to the Governance Agreement, the following events (among others) have occurred:

•                 The size of the Company’s Board of Directors was expanded from five to nine,

•                 Patricia M. Newman resigned her positions as the Company’s President, Chief Executive Officer and a director,

•                 Mr. Stover resigned as a director,

•                 Mr. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball were nominated by DelStaff and elected to the Board of Directors, and

•                 Mr. Willis was appointed as President, Chief Executive Officer and Chairman of the Board of Directors.

Subsequent to the end of the third quarter of fiscal 2007, Walter W. Macauley was appointed to the Board of Directors.

3.             Company Restructure

In the third quarter of fiscal 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities; and (iii) the write-off of certain international organizational costs as unrecoverable assets. The Company accounted for each of these costs in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In the third quarter of fiscal 2007, we began to make changes to our operations that management believes will significantly reduce our costs.  We terminated 25 positions in our field and corporate offices and we closed 21 branch offices. The customers served by our closed offices have been transferred to other offices within the proximity of the closed offices. The detail is as follows (in thousands):

	Paid	Unpaid	Non-cash	Total

Severance and termination benefits	$652	$899	$373	$1,924
Excess facilities	—	308	—	308
Unrecoverable assets	68	—	—	68

Total restructuring costs	$720	$1,207	$373	$2,300

The $373,000 non-cash expense relates to the acceleration of options and restricted stock awards upon the departure of a specific executive. The accrual for future cash payments remaining on the Company’s balance sheet at July 7, 2007, is $1,207,000. The unpaid $899,000 in severance and termination benefits will be paid in the fourth quarter of fiscal 2007. Of the $308,000 of unpaid excess facilities, $295,000 will be paid before the end of fiscal 2008.

After the end of the third quarter of fiscal 2007, we made some additional reductions in our field operations, and we expect to continue to do so. To date in the fourth quarter of fiscal 2007, we have eliminated 86 field positions and reduced the number of our geographic regions from eight to four. We expect that additional restructuring charges in the fourth quarter will range from a low of $0.6 million to a high of $1.2 million.

Our total net annualized savings from all of our completed and expected personnel changes are expected to range between $3.0 and $3.5 million, but there can be no assurance that these savings will be realized. Additionally, the company is making additional changes in non-employee expenses that are estimated to reduce annualized expenses in fiscal 2008 by up to $3.0 million. However, we have not yet completed these non-personnel changes and our actual savings may vary considerably from our current estimate and there can be no assurance that they will be realized.

4.             Stock-Based Compensation

Stock Incentive Plan and Employee Stock Purchase Plan.  The Company has a stock incentive plan and an Employee Stock Purchase Plan. Please refer to Note 12 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended October 28, 2006, for additional information related to these stock-based compensation plans.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method of adoption.

For the 12-week and 36-week periods ended July 7, 2007 and July 8, 2006, the Company recognized stock-based compensation expense as follows:

	12 Weeks Ended		36 Weeks Ended
	July 7,	July 8,	July 7,	July 8,
	2007	2006	2007	2006
	(In thousands)
Stock-based compensation	$408	$67	$547	$204

Stock-based compensation expense is included in selling and administrative expenses.  The 12 weeks and 36 weeks ended July 7, 2007, included $373,000 of expense related to the acceleration of options and restricted stock awards upon the departure of a specific executive, in connection with the Company restructuring described in Footnote 3.

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

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  In previous years, the Company had recognized the impact of forfeitures as they occurred.  Now, the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize.  During the 12 weeks ended April 14, 2007, the Company revised its forfeiture rate from 29% to 5% by analyzing historic forfeiture rates and reviewing outstanding unvested option grants and it remained at 5% for the 12 weeks ended July 7, 2007.

All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

The fair value of stock options granted during the respective periods were estimated using the Black-Scholes option pricing model and the following weighted average assumptions:

	12 Weeks Ended
	July 7,	July 8,
Stock Options	2007	2006

Expected life from grant date (years)	6.5	6.0
Expected volatility	151.8%	132.6%
Risk-free interest rate	4.6%	4.9%
Dividend yield	None	None

The total compensation cost related to nonvested stock options and awards not yet recognized is currently expected to be a combined total of approximately $160,000 over the next 1.65 years.

Stock option activity. The following table summarizes stock option activity for the 36-weeks ended July 7, 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
	(In 000’s)			(In ’000’s)

Options outstanding at October 28, 2006	417	$3.39
Granted	41	5.00
Exercised	(62)	3.14
Cancelled	(24)	5.42
Options outstanding at July 7, 2007	372	$3.48	7.00	$392

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of July 7, 2007:

	Options Outstanding			Options Exercisable
	Number of	Remaining	Exercise	Number of	Exercise
Exercise price range	Shares	Life	Price	Shares	Price
	(In 000’s)			(In 000’s)
$ 2.20 to $ 2.45	27	5.88	$2.33	27	$2.33
$ 3.15 to $ 3.15	79	5.10	3.15	79	3.15
$ 3.20 to $ 3.20	3	3.88	3.20	3	3.20
$ 3.22 to $ 3.22	200	7.75	3.22	200	3.22
$ 3.50 to $ 16.17	63	7.64	5.20	32	5.20
Totals	372	7.00	$3.48	341	$3.32

Net cash proceeds from the exercise of stock options were approximately $73,000 and $310,000 for the 12 weeks ended July 7, 2007 and July 8, 2006, respectively.  Net cash proceeds from the exercise of stock options were approximately $198,000 and $340,000 for the 36 weeks ended July 7, 2007 and July 8, 2006, respectively.

Employee stock purchase plan activity.  There were no stock issuances under the Employee Stock Purchase Plan for the 12 weeks ended July 7, 2007 or July 8, 2006.  Net cash proceeds from shares issued under the Employee Stock Purchase Plan for the 36 weeks ended July 7, 2007 and July 8, 2006, were $47,000 and $59,000, respectively.

5.             Goodwill

The following summarizes the change in goodwill during the period ended July 7, 2007:

	Domestic
	Business Services	Australia	Total
	(In thousands)
Balance at October 28, 2006	$11,369	$998	$12,367
Effect of foreign currency translation	—	156	156
Balance at July 7, 2007	$11,369	$1,154	$12,523

The Company performs its annual impairment evaluation in the fourth quarter of each fiscal year.

6.             Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims ($500,000 per claim for fiscal 2007 and fiscal 2006).  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations.  As of July 7, 2007 and October 28, 2006, workers’ compensation liabilities were approximately $21.8 million and $24.3 million respectively, of which $16.4 million is included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid within one year of the balance sheet date.  The current portion of workers’ compensation liabilities is included in accrued expenses on the balance sheet.

Periodically, the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.  At July 7, 2007, the Company had $35.3 million of letters of credit securing its domestic workers’ compensation obligations.

7.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	12 Weeks Ended		36 Weeks Ended
	July 7,	July 8,	July 7,	July 8,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net income (loss)	$(2,919)	$1,182	$(3,179)	$520

Denominator for basic and diluted income (loss) per share - weighted average shares	16,623	16,483	16,607	16,419

Effect of dilutive securities: stock options and awards	—	74	—	83

Denominator for diluted income (loss) per share - adjusted weighted average shares and assumed conversions	16,623	16,557	16,607	16,502

Income (loss) per share
Basic	$(0.18)	$0.07	$(0.19)	$0.03
Diluted	$(0.18)	$0.07	$(0.19)	$0.03

Anti-dilutive weighted shares excluded from diluted earnings per share	157	251	153	273

8.             Comprehensive Income

Comprehensive income consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 7,	July 8,	July 7,	July 8,
	2007	2006	2007	2006
	(In thousands)

Net income (loss)	$(2,919)	$1,182	$(3,179)	$520
Currency translation adjustments	285	393	1,153	111
Comprehensive income (loss)	$(2,634)	$1,575	$(2,026)	$631

9.             Credit Agreement

The Company has credit facilities with GE Capital, as primary agent, expiring in May 2009.  The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $55 million U.S. Revolving Loan Commitment and a £2.74 million U.K. Revolving Loan Commitment.  In addition, the Company’s Australian subsidiary maintains a A$12 million (Australian) facility agreement (the “A$ Facility Agreement”) that expires in May 2009.  Each agreement includes a letter of credit sub-facility.  Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.

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

On May 24, 2007, the Company and its lender executed an Eleventh Amendment to the Multicurrency Credit Agreement, which included a waiver of the Company’s failure to comply with the minimum EBITDA covenant as of the end of the second quarter of fiscal 2007, a waiver of a change of control covenant default due to the new composition of the Board of Directors and a reset of all future quarterly EBITDA covenants over the remaining life of the credit facility.

In the third quarter of fiscal 2007, the Company was out of compliance with its EBITDA covenant and was also in violation of the fixed charge coverage covenant.  While the Company is in negotiations to obtain an amendment to the Multicurrency Credit Agreement that will include a waiver on the covenant violations, there can be no assurance that the lender will grant a waiver.  For at least the next three quarters, the Company does not expect to achieve the EBITDA covenants contained in the Eleventh Amendment.  The lender has not determined whether they will reset the covenants for future quarters or will continue to manage the covenant compliance on a quarter-to-quarter basis.

Our failure to comply with the covenants under our credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations and limit our ability to continue borrowing funds pursuant to the credit facility that are necessary to our operations.   In addition, a change of control is defined as an event of default and also could trigger prepayment obligations.  If we were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available in a timely manner or at all, or that such financing would not have a material adverse effect on our business and financial condition.  Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

10.  Related Party Transactions

The Company has an unsecured subordinated promissory note payable to its former Chairman of the Board of Directors, Mr. W. Robert Stover, dated May 17, 2002 in the amount of $2.0 million.  The note has a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The interest rate in effect on July 7, 2007 was 15.25%. The Company recorded $71,000 and $213,000 of interest expense for the 12 and 36 weeks ended July 7, 2007, respectively.  Payment of principal is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any uncured default under the credit facilities.  The lenders for our credit facilities have not authorized our repayment of the note.

11.      Operating Segments

The Company operates in four segments; domestic, United Kingdom, Australia, and New Zealand. The following table summarizes reporting segment data:

	Domestic	United		New
	Business Svcs.	Kingdom	Australia	Zealand	Total
	(In thousands)
12 Weeks Ended July 7, 2007
Revenue	$99,401	$10,320	$21,445	$1,574	$132,740
Operating income (loss)	$(3,047)	$(86)	$89	$(12)	$(3,056)

12 Weeks Ended July 8, 2006
Revenue	$111,438	$9,513	$18,734	$1,174	$140,859
Operating income (loss)	$1,570	$45	$(189)	$39	$1,465

36 Weeks Ended July 7, 2007
Revenue	$294,931	$29,298	$63,292	$4,998	$392,519
Operating income (loss)	$(3,029)	$(463)	$297	$67	$(3,128)

36 Weeks Ended July 8, 2006
Revenue	$328,107	$27,432	$58,604	$3,952	$418,095
Operating income (loss)	$945	$371	$(346)	$126	$1,096

12.  Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits.  The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million.  The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter.  The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of July 7, 2007.

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

13.  Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”

(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with FASB No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The accounting provisions of FIN 48 will be effective for the Company beginning in fiscal year 2008.  The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) (SAB Topic 1N), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements.  Implementing the approach outlined in SAB 108 may require the Company to make significant adjustments in its 2007 annual financial statements.  The SAB will change practice by requiring registrants to use a combination of two approaches, the “rollover” approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the “iron curtain” approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year.  The SAB requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company is required to adopt SAB 108 in the year ending November 3, 2007.  Management believes the adoption of SAB 108 may have a material impact on results of operations but will not have a material impact on the Company’s financial position. As of the date of this Form 10-Q, we are aware of a likely adjustment of approximately $800,000 to correct an overstatement of our deferred tax assets from periods prior to fiscal 2003 that will be corrected with our adoption of SAB 108. During the fourth quarter of fiscal 2007, we will conduct an analysis of the balance sheet to ensure there are no further issues prior to concluding that the implementation SAB 108 will not be material.

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

These risks and uncertainties include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Form 10-Q.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties faced by us.

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

Company Overview

We provide staffing services primarily in suburban and rural markets through a network of Company-owned and franchise agent offices in the United States, United Kingdom, Australia and New Zealand.  We offer a wide range of staffing solutions, temporary and replacement staffing, including permanent placement, primarily focused on recruiting and placing clerical/administrative and light industrial personnel.  We have over 50 years of experience in the staffing industry and annually put more than 100,000 people to work through more than 200 field offices in 47 states and three foreign countries.  Our corporate headquarters provides support services to the field offices in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

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

The staffing industry is highly competitive with generally few barriers to entry, which contributes to significant price competition as competitors attempt to maintain or gain market share.  On a prospective basis, we believe our focus on increasing improving the gross margin of temporary placements, increasing clerical/administrative sales, improving results from underperforming field offices and prudently managing costs will permit us to improve our operating margins.

It is important to note that our business tends to be seasonal with sales for the first fiscal quarter typically lower than other fiscal quarters due to it containing traditional holidays as well as customer shutdowns during the holiday season.  These shutdowns and post-holiday season declines in business activity negatively impact orders received from customers, particularly in the light industrial sector.  Demand for staffing services has historically tended to grow during the second and third fiscal quarters and has been greatest during the fourth fiscal quarter due largely to customers’ planning cycles.  Furthermore, our fourth fiscal quarter consists of 16 or 17 weeks, while the first, second and third fiscal quarters consist of 12 weeks each.

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

•                  effects of acquisitions.

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

Our critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in our previously filed Annual Report on Form 10-K for the fiscal year ended October 28, 2006.  There were no changes to these policies during the 36-week period ended July 7, 2007.

Results of Operations - 12 weeks ended July 7, 2007 and July 8, 2006

Total revenue for the 12 weeks ended July 7, 2007 was $132.7 million, a decrease of 5.8% or $8.1 million over the same period in the prior year.  Domestic revenue decreased by 10.8% or $12.0 million, largely due to a 12.6% decrease in temporary billed hours partially offset by a 2.3% increase in average temporary billing rates, changes in senior field management and terminating some unprofitable accounts.  Our domestic revenue decline is primarily attributable to an overall decrease in government agency billings.  We have closed unprofitable branches which has the effect of reducing revenue in the short term with the expectation of increased future profitability, although there can be no assurances that profits will increase.  Within our remaining branches, we have continued to focus our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business.  Offsetting a portion of the domestic revenue decline was an increase in international revenue of 13.3% or $3.9 million, which was positively affected by exchange rate fluctuations in the other countries in which we operate within as compared to the U.S. dollar.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment costs, workers’ compensation insurance and other employee-related costs.  Costs of services as a percentage of revenue increased from 81.9% in the third quarter of fiscal 2006 to 82.0% in fiscal 2007.  The small change in costs of services served to offset a portion of the sales decline noted above and consequently gross profit decreased by only 6.1% or $1.6 million over the third quarter of fiscal 2006.  The resulting gross profit margin decreased from 18.1% in the third quarter of fiscal 2006 to 18.0% in the current quarter.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of revenue or gross profit generated by the franchise agents’ operations.  As a percentage of consolidated revenue, franchise agents’ share of gross profit increased slightly, from 2.9% of revenue or $4.1 million in the 2006 fiscal quarter to 3.0% or $4.0 million in the current year’s fiscal quarter.  As compared to the third fiscal quarter of 2006, we have two fewer franchisees and, additionally, the existing franchisees’ gross profits have declined slightly.

Selling and administrative expenses increased $1.0 million, or 5.3% for the 2007 fiscal quarter as compared to the 2006 quarter.  The increase is primarily due to increases in (a) recruiting costs as competition for qualified temporary employees has increased, (b) employee benefits due to increased healthcare costs and claims experience, (c) professional fees, largely as a result of restructuring activities, and (d) maintenance costs largely related to our business process management system.

Depreciation and amortization decreased $0.2 million primarily as a result of certain fixed assets becoming fully depreciated by the end of fiscal 2006 and remaining in service.  Further, no new business process management system modules were implemented during the quarter.  Upon implementation of future modules planned for the fourth quarter of fiscal 2007, we anticipate amortization expense will increase.

The net loss for the third quarter of fiscal 2007 was $2.9 million, which includes $2.3 million of pre-tax restructuring costs, compared to $1.2 million of net income in the same quarter of fiscal 2006.

Results of Operations - 36 weeks ended July 7, 2007 and July 8, 2006

Total revenue was $392.5 million during the first 36 weeks of fiscal 2007, a decrease of 6.1% or $25.6 million from the same period in 2006.  Domestic revenue decreased by 10.1% or $33.2 million driven largely by a 13.0% decrease in billed hours, partially offset by a 3.4% increase in average temporary billing rates and a 12.5% increase in permanent placement revenue.  Our domestic revenue decline is primarily attributable to an overall decrease in government agency billings.  Additionally, we have continued to focus our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business.  Offsetting a portion of the domestic revenue decline was an increase in international revenue of 8.4% or $7.6 million, which was positively affected by exchange rate fluctuations in the other countries we operate within as compared to the U.S. dollar.

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment costs, workers’ compensation insurance and other employee-related costs.  Costs of services as a percentage of revenue decreased from 82.6% in the first 36 weeks of fiscal 2006 to 82.1% in the first 36 weeks of fiscal 2007, primarily attributable to an overall decrease in government agency benefits provided to temporary employees.  These cost reductions served to offset a portion of the sales decline noted above and consequently gross profit decreased by 3.6% or $2.6 million over the first 36 weeks of fiscal 2006.  The resulting gross profit margin increased from 17.4% in the first 36 weeks of fiscal 2006 to 17.9% in the current period.

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of revenue or gross profit generated by the franchise agents’ operations.  As a percentage of consolidated revenue, franchise agents’ share of gross profit decreased slightly, from 3.0% of revenue in the first 36 weeks of 2006 to 2.8% in the current year period.  As compared to the first 36 weeks of fiscal 2006, we have three fewer franchisees and, additionally, the existing franchisees’ gross profits have declined.

Selling and administrative expenses increased $1.5 million, or 2.6% for the first 36 weeks of fiscal 2007 as compared to the first 36 weeks of fiscal 2006.  The increase is primarily due to increases in (a) recruiting costs as competition for qualified temporary employees has increased, (b) employee benefits due to increased healthcare costs and claims experience, (c) professional fees, largely as a result of restructuring activities, and (d) maintenance costs largely related to our business process management system.

Depreciation and amortization decreased $0.8 million primarily as a result of certain fixed assets becoming fully depreciated by the end of fiscal 2006 and remaining in service.  Further, no new business process management system modules were implemented during the first 36 weeks of fiscal 2007.  Upon implementation of future modules, planned for the fourth quarter of fiscal 2007, we anticipate amortization expense will increase.

Net loss for the first 36 weeks of fiscal 2007 was $3.2 million, which includes $2.3 million of pre-tax restructuring costs, compared to $0.5 million of net income in the same period of fiscal 2006.

Company Restructure

In the third quarter of fiscal 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; (ii) lease termination costs and costs associated with permanently vacating certain facilities; and (iii) the write-off of certain international organizational costs as unrecoverable assets. The Company accounted for each of these costs in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In the third quarter of fiscal 2007, we began to make changes to our operations that management believes will significantly reduce our costs.  We terminated 25 positions in our field and corporate offices and we closed 21 branch offices. The customers served by our closed offices have been transferred to other offices within the proximity of the closed offices. The detail is as follows (in thousands):

	Paid	Unpaid	Non-cash	Total

Severance and termination benefits	$652	$899	$373	$1,924
Excess facilities	—	308	—	308
Unrecoverable assets	68	—	—	68

Total restructuring costs	$720	$1,207	$373	$2,300

The $373,000 non-cash expense relates to the acceleration of options and restricted stock awards upon the departure of a specific executive. The accrual for future cash payments remaining on the Company’s balance sheet at July 7, 2007, is $1,207,000. The unpaid $899,000 in severance and termination benefits will be paid in the fourth quarter of fiscal 2007. Of the $308,000 of unpaid excess facilities, $295,000 will be paid before the end of fiscal 2008.

After the end of the third quarter of fiscal 2007, we made some additional reductions in our field operations, and we expect to continue to do so. To date in the fourth quarter of fiscal 2007, we have eliminated 86 field positions and reduced the number of our geographic regions from eight to four. We expect that additional restructuring charges in the fourth quarter will range from a low of $0.6 million to a high of $1.2 million.

Our total net annualized savings from all of our completed and expected personnel changes are expected to range between $3.0 and $3.5 million, but there can be no assurance that these savings will be realized. Additionally, the company is making changes in non-employee expenses that are estimated to reduce annualized expenses in fiscal 2008 by up to $3.0 million. However, we have not yet completed these non-personnel changes and our actual savings may vary considerably from our current estimate and there can be no assurance that they will be realized.

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

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities.  Net cash provided by operating activities was $2.8 million for the 36 weeks ended July 7, 2007, compared to $17.6 million for the 36 weeks ended July 8, 2006.  This $14.8 million decrease is primarily attributable to a decrease in cash provided from managing our accounts receivables, which provided only $3.1 million of the operating cash flow in this period as compared to $13.3 million for the same period of fiscal 2006.  During fiscal 2006, we consciously managed receivables to improve cash flow and as a result of those efforts, operating cash flow was enhanced.

Although we continue to manage these going forward, we believe prospective opportunities for increasing operating cash flow in this manner will not be as dramatic as they were during the prior year.

Cash used for investing activities was $3.5 million for the 36 weeks ended July 7, 2007, as compared to $5.6 million for the 36 weeks ended July 8, 2006.  Capital expenditures, which are primarily for information system initiatives both domestically and internationally, represented the majority of investing activities for both periods presented.  We continue to invest in enhancements and upgrades to our computer-based technologies.  During fiscal 2004, we entered into a license agreement for a domestic business process management system which is being implemented in three phases.  The initial phase, which consisted of the human resources system for regular Westaff employees, was successfully implemented in July 2005.  The second phase, which includes the core financial systems and the accounts receivable module, went live in the beginning of fiscal year 2006.  The final phase, which will include fully integrated front office functionality, along with payroll and billing for temporary associates, is currently scheduled to go live at the end of the fourth quarter of fiscal 2007.  Our credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal 2007.  We expect our 2007 expenditures to fall below this maximum.

Cash used for financing activities was $0.6 million for the 36 weeks ended July 7, 2007 as compared to $6.1 million for the 36 weeks ended July 8, 2006. In both years, the primary cause behind this usage was repayments under our lines of credit.  At the end of the third quarter of fiscal 2006, the only borrowing under our lines of credit was in Australia, a 50% decrease in borrowings at the end of the third quarter of fiscal 2007.  Offsetting the Australia repayments was an increase in domestic borrowings of $1.9 million at the end of the third quarter of fiscal 2007.

We have an unsecured subordinated promissory note payable to our former Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under our credit facilities plus seven percent (15.25% at July 7, 2007), compounded monthly and payable 60 calendar days after the end of each of our fiscal quarters. Payments of principal are prohibited in the event of any default under the senior credit facilities, or without the senior lender’s approval of such payment. The senior lender has not approved repayment of this note and we are currently negotiating terms that would permit us to repay the subordinated note.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries.  These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary.  The U.S. operations cannot directly draw on the excess borrowing availability of the U.K. or Australian operations; however, we may request dividends from the U.K.  The U.S. can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility.  Outstanding principal on the intercompany loan to Australia was $4.7 million as of July 7, 2007.

We are responsible for and pay workers’ compensation costs for our domestic temporary and regular employees and are self-insured for the $500,000 deductible amount related to workers’ compensation claims.  Typically, each policy year the terms of the agreement with the insurance carrier are renegotiated.  The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash.  For our 2007 policy year insurance program, we anticipate total cash payments of $4.8 million will be paid during fiscal 2007 in equal monthly installments, which commenced on November 1, 2006.  Cash payments for 2007 policy year claims will be paid directly by us.  Through the first 36 weeks of fiscal 2007, we have made payments of $3.6 million on the 2007 policy year.  As of July 7, 2007, we had outstanding $35.3 million of letters of credit to secure all outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity.  Under certain circumstances including a change of ownership and or senior management, we may be required to increase our letters of credit by $5.0 million.

We continue to evaluate other opportunities to further strengthen our financial position.  However, we believe that the borrowing capacity provided under the amended credit agreement, together with cash generated through our operating performance, will be sufficient to meet our working capital needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business.  Our primary market risk exposure relates to interest rate risk. At July 7, 2007, our outstanding debt under variable-rate interest borrowings was approximately $6.6 million.  A change of two percentage points in the interest rates would cause a change in interest expense of approximately $132,000 on an annual basis.  Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet.  We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the first 36 weeks of fiscal 2007, our international operations comprised 24.9% of our revenue and, as of the end of that period, 20.5% of our total assets.  We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries.  Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies.  In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is also performing the functions of the principal financial officer on the date of this report, of the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, the Chief Executive Officer (in his dual capacity as the principal executive officer and acting principal financial officer) concluded that, as of July 7, 2007 (the end of the period covered by this report), the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the fiscal period ended July 7, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that Westaff’s domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million.  The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter.  The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of July 7, 2007.

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

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees.  Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers.  Any lack of access to liquid working capital would have an immediate, material, and adverse impact on our business.

We finance our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities.  As of July 7, 2007, our total borrowing capacity was $14.9 million consisting of $2.7 million for the domestic operations and $6.1 million for the both the United Kingdom and Australian operations.

For the period ending July 7, 2007, our credit facilities required a minimum adjusted EBITDA of $9.0 million for the trailing 13 periods and a fixed charge ratio of 1.25.  We did not meet either of those requirements and are working with out lender to obtain an amendment to our credit agreement to waive those requirements.  While we believe we will be granted an amendment and waiver, we are currently in violation of our credit agreement and there is no assurance a waiver will be granted.  While we consider it an unlikely outcome, due to these violations the lender could assert a default and cease lending to the Company.

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

Our failure to comply with the covenants under our credit facilities could result in an event of default which, if not cured or waived, could trigger prepayment obligations and limit our ability to continue borrowing funds pursuant to the credit facility that are necessary to our operations.   In addition, a change of control is defined as an event of default and also could trigger prepayment obligations.  If we were forced to refinance borrowings under the current facilities, there can be no assurance that such financing would be available in a timely manner or at all, or that such financing would not have a material adverse effect on our business and financial condition.  Even if such refinancing were available, the terms could be less favorable and our results of operations and financial condition could be adversely affected by increased costs and rates.

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

We have had significant turnover in our management team and further loss of any of our key personnel could harm our business.

On May 1, 2007, our former Chief Executive Officer resigned from the Company and was replaced by Michael T. Willis.  On June 29, 2007, our Chief Financial Officer resigned from the company.  We hired a new Chief Financial Officer, Dawn M. Jaffray, effective August 7, 2007. During the interim period, where we were without a chief financial officer, we engaged an external consulting firm to provide senior financial management.  Additionally, we hired an interim controller to manage our accounting operations.  For the period ended July 7, 2007, our Chief Executive Officer held the position of acting principal financial officer.

Our future financial performance is significantly impacted by our ability to attract, motivate and retain key management personnel including our Chief Executive Officer and other members of the senior management team.  Competition for qualified management personnel is intense and in the event that we experience turnover in senior management positions, we cannot assure you that we will be able to recruit suitable replacements on a timely basis.  We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives.  Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until the new management becomes familiar with our business.

One large shareholder with its affiliates controls a significant amount of our outstanding stock thus allowing them to exert significant influence on our management and affairs.

One shareholder, DelStaff, controls 49.6% of the Company’s total outstanding stock.  The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As the principal stockholder of Westaff, DelStaff and its affiliates have the ability to materially influence all matters submitted to the stockholders for approval and to exert significant influence on our management and affairs.  On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. Pursuant to the terms of the Governance Agreement, on May 9, 2007, we expanded the size of the Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball.  DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock.  This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital that we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash.  As of July 7, 2007 our aggregate collateral requirements under these contracts have been secured through $35.3 million of letters of credit; however, under certain circumstances, such as an inability to maintain minimum borrowing availability or a change in ownership and or senior management, we could be required to increase our letters of credit by $5 million.  Further, our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral.  These collateral requirements are significant and place pressure on our liquidity and working capital capacity.  We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited.  Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

In the United States, we are responsible for and pay workers’ compensation costs for our regular and temporary employees.  In recent years, these costs have risen substantially as a result of increased claims, general economic conditions, increases in healthcare costs and governmental regulations.  In fiscal 2007, the increase in the volume of claims has fallen despite an increase in our domestic revenue, yet the increases in cost per claim have continued.  Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which only covers claims for a particular event above a $500,000 deductible.  Our workers’ compensation insurance policy expires November 1, 2008 and we cannot guarantee that we will be able to successfully renew such policy.  Further, there are covenants associated with the continuation of the policy and there can be no guarantee that we will continue to meet those covenants going forward.  Should our workers’ compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

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

Franchise agent operations comprise a significant portion of our revenue.  For the first 36 weeks of 2007, 25.9% of our total revenue was derived from franchise agent operations.  In addition, our ten largest franchise agents for the first 36 weeks of fiscal 2007 (based on sales volume) accounted for 17.0% of our revenue.  There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees.  The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 24.9% of our revenue during the first 36 weeks of fiscal 2007.  Operations in foreign markets are inherently subject to certain risks, including in particular:

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

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 30,000 shares from January 1, 2007 through July 7, 2007.  Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for the stock. We believe that the common stock price has also been negatively affected by the fact that our stock is thinly traded and also due to the absence of analyst coverage.  The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price.  These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 18, 2007.  The following table summarizes the proposals submitted to a vote of the stockholders and the results of the voting:

Matter Submitted for Vote:	For	Against	Abstain or Withhold
Election of One Class II Director (Patricia Newman)	8,460,017	0	18,175

The terms of W. Robert Stover and Janet M. Brady as Class III directors, and the terms of Ronald D. Stevens and Jack D. Samuelson as Class I directors continued after that meeting of stockholders.

Effective May 1, 2007, Patricia Newman resigned from the Board of Directors.

A Special Meeting of Stockholders was held on June 29, 2007.  The following table summarizes the proposals submitted to a vote of the stockholders and the results of the voting:

Matter Submitted for Vote:	For	Against	Abstain or Withhold
Ratification of Election of Directors:
Gerald Wedren (Class I)	11,679,328	0	757,810
John Ball (Class I)	11,680,828	0	756,310
John Black (Class II)	11,639,278	0	797,860
Michael Phillips (Class II)	11,680,828	0	756,310
Michael Willis (Class III)	11,680,578	0	756,560
Amend Certificate of Incorporation to Allow Call of Special Meetings by Beneficial Holders of 20% of Voting Power	11,627,421	808,327	1,390

The term of Janet M. Brady as Class III directors, and the terms of Ronald D. Stevens and Jack D. Samuelson as Class I directors continued after that meeting of stockholders.  Effective June 29, 2007, Mr. Stover resigned from the Board of Directors.

The vacancy on the Board created by Mr. Stover’s resignation was filled by the appointment of Walter W. Macauley effective July 25, 2007.

Item 5.   Other Information

No events.

Item 6.   Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

3.2

Amendments to the Company’s Amended and Restated Bylaws adopted by the Company’s Board of Directors on April 12, 2007. (Incorporated hereby by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated April 18, 2007.)

10.1

Governance Agreement executed on April 30, 2007 by and among Westaff, Inc., DelStaff, LLC, Michael T. Willis and W. Robert Stover. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated May 1, 2007.)

10.3.9	Transition and Release Agreement entered into as of April 30, 2007 by and among Westaff Support, Inc. and Westaff, Inc. and Patricia M. Newman.

10.3.11	Retention Agreement entered into on May 10, 2007 by and between Westaff, Inc., Westaff Support, Inc. and Westaff (USA), Inc. and John P. Sanders.

10.3.13	Retention Agreement entered into on April 30, 2007 by and between Westaff, Inc., Westaff (USA), Inc. and Westaff Support, Inc. and Jeffrey A. Elias.

10.3.14	Retention Agreement entered into on April 30, 2007 by and between Peter Eric Person and Westaff, Inc., Westaff (USA), Inc. and Westaff Support, Inc.

10.3.15

Executive Employment Agreement dated June 1, 2007 between Westaff Support, Inc., Westaff (USA), Inc. and Westaff, Inc. and Michael T. Willis. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated July 6, 2007.)

10.8.20

Eleventh Amendment to the Multicurrency Credit Agreement, dated May 24, 2007. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated June 5, 2007.)

31.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

August 21, 2007	/s/ Michael T. Willis
Date	Michael T. Willis
Chief Executive Officer
and acting principal financial officer *

* Mr. Willis is performing the functions of the principal financial officer on the date of this filing.

EXHIBIT INDEX

Exhibit No.	Description of Document

3.2

Amendments to the Company’s Amended and Restated Bylaws adopted by the Company’s Board of Directors on April 12, 2007. (Incorporated hereby by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated April 18, 2007.)

10.1

Governance Agreement executed on April 30, 2007 by and among Westaff, Inc., DelStaff, LLC, Michael T. Willis and W. Robert Stover. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated May 1, 2007.)

10.3.9	Transition and Release Agreement entered into as of April 30, 2007 by and among Westaff Support, Inc. and Westaff, Inc. and Patricia M. Newman.

10.3.11	Retention Agreement entered into on May 10, 2007 by and between Westaff, Inc., Westaff Support, Inc. and Westaff (USA), Inc. and John P. Sanders.

10.3.13	Retention Agreement entered into on April 30, 2007 by and between Westaff, Inc., Westaff (USA), Inc. and Westaff Support, Inc. and Jeffrey A. Elias.

10.3.14	Retention Agreement entered into on April 30, 2007 by and between Peter Eric Person and Westaff, Inc., Westaff (USA), Inc. and Westaff Support, Inc.

10.3.15

Executive Employment Agreement dated June 1, 2007 between Westaff Support, Inc., Westaff (USA), Inc. and Westaff, Inc. and Michael T. Willis. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated July 6, 2007.)

10.8.20

Eleventh Amendment to the Multicurrency Credit Agreement, dated May 24, 2007. (Incorporated herein by reference to the exhibit with the same number filed with the Company’s Current Report on Form 8-K dated June 5, 2007.)

31.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.