Form 10-K
period 2007-11-03
WESTAFF INC
filed 2008-02-01
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 3, 2007

Commission File Number 000-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1266151 (I.R.S. Employer Identification No.)

298 NORTH WIGET LANE, WALNUT CREEK, CA 94598-2453
(Address of principal executive offices, including zip code)

(925) 930-5300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, $0.01 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.01 par value per share	NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          As of April 14, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $93,193,898 based on the closing sale price as reported on the Nasdaq National Market.

          As of January 26, 2008, the Registrant had outstanding 16,697,010 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or portions thereof) are incorporated herein by reference:

          Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K Report.

INDEX
WESTAFF, INC.

PART I.

Cautionary Note

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2008, gross margins and our prospects for fiscal 2008. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

        Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

        References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Westaff," "we," "our," and "us" refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii)"franchise agents" refer to the Company's franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting with collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

        This Annual Report on Form 10-K includes service marks of Westaff, Inc. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Westaff with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Westaff with the SEC may also be obtained from Westaff by directing a request to Westaff, Attention: Jill Kinney, Vice President, Marketing, 298 North Wiget Lane, Walnut Creek, CA 94598-2453, (925) 930-5300.

ITEM 1.    BUSINESS.

General

        We provide staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of certain major urban centers ("primary markets") in the United States ("US"), the United Kingdom, Australia and New Zealand. Through our network of Company-owned, franchise agent and licensed offices, we offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel. We have almost 60 years of experience in the staffing industry and, as of November 3, 2007, operated through 204 offices in 45 states and three foreign countries. As of November 3, 2007, 69% of these offices were Company-owned and operated and 31% were operated by franchise agents.

        We have four reportable segments: Domestic Business Services, Australia, United Kingdom, and New Zealand. Domestic Business Services provides a variety of staffing services, primarily in clerical and light industrial positions, through a network of Company-owned and franchise agent offices located in 45 US states. The Company-owned locations are divided into four geographical regions. The franchise agent offices are managed as a single unit. The Company-owned locations and franchise agent offices are supported centrally by the corporate office located in Walnut Creek, California. The international reportable segments are comprised of Company-owned offices, primarily providing clerical and light industrial staffing services. Revenue is attributed to each country based on the location of the respective country's principal offices. Please see discussions in Note 16 to our consolidated financial statements attached to this Annual Report on Form 10-K for a discussion on financial information on our segments for the past three fiscal years.

        We were founded in 1948 and incorporated in California in 1954. In October 1995, we reincorporated in Delaware. Our corporate name was changed from Western Staff Services to Westaff, Inc. in September 1998. Our executive offices are located at 298 North Wiget Lane, Walnut Creek, California 94598-2453, and our telephone number is (925) 930-5300. We transact business through our subsidiaries, the largest of which is Westaff (USA), Inc., a California corporation, which is the primary operating entity.

        During the third quarter of fiscal 2005, we sold our operations in Norway and Denmark and have classified these operations as discontinued operations in our consolidated financial statements.

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

  •
  Payrolling typically involves the transfer of some of the customer's short-term seasonal or special use employees to our payroll for a designated period.

  •
  On-site programs provide administrative services for our customers such as coordinating all temporary staffing services throughout a customer's location, including skills assessment and training.

  •
  On-location programs provide for an independent branch office located at the customer's facility. They are typically intended for large non-seasonal accounts with more than $1.0 million in annual revenue. This type of branch office is generally staffed by at least one manager-level employee.

        Both on-site and on-location relationships provide customers with dedicated account management, which can more effectively meet the customer's changing staffing needs with high quality, consistent service. These programs tend to have comparatively lower operating expenses and relatively longer customer relationships.

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

Markets

        We provide staffing services primarily in "secondary markets," as well as in the downtown areas of certain "primary markets" in the United States, the United Kingdom, Australia and New Zealand.

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

        We market our staffing services to local and regional customers through a network of Company-owned and franchise agent offices, as well as through our on-site and on-location service locations. Domestically, our national marketing campaigns are coordinated through our corporate headquarters in cooperation with US field offices. Marketing efforts for regional and international markets are generally conducted at the local level. New customers are developed by the field offices primarily through direct sales efforts and referrals. We have a robust targeted marketing program and a consultative sales process that includes telemarketing, e-mail marketing and direct mail campaigns.

Recruiting

        We believe that a key component of our success is the ability to recruit and maintain a pool of qualified personnel and regularly place them into desirable and appropriate positions. We use comprehensive methods to identify, assess, select and, when appropriate, measure the skills of our temporary employees and permanent placement candidates to meet the needs of our customers. Domestically, we believe one of our key competitive advantages in attracting and retaining staffing personnel is our payroll system, which provides us with the ability to print payroll checks at virtually all of our branch offices within 24 hours after receipt of a timecard. Most Company-owned offices offer temporary employees a benefit package, including a service bonus and holiday pay. Franchise agent offices have the option to offer this benefit. All eligible temporary employees have the option to participate in our 401(k) savings plan.

Operations

        We operate each Company-owned office as a separate profit center and provide metric driven incentive programs. We also operate franchise agent offices in geographic locations not serviced by Company-owned offices. This structure allows managers and staff to focus on market development while relying on centralized services for support in back-office operations, such as risk management programs, unemployment insurance, credit, collections, accounting, advice on legal and regulatory matters, quality standards and marketing.

        As of November 3, 2007, we operated through a network of 204 offices in 45 states and three foreign countries. In addition, from time to time we establish recruiting offices both for recruiting candidates and for testing demand for our services in new market areas. Our operations are decentralized with area managers, regional vice presidents and franchise agents who oversee the individual branch offices.

        The following table sets forth information as to the number of offices in operation as of the dates indicated:

	Nov. 3, 2007	Oct. 28, 2006	Oct. 29, 2005
Number of Offices by Ownership(1):
Company Owned	141	180	175
Franchise agent	63	58	63
Licensed	—	1	1
Total	204	239	239

Number of Offices by Locations(1):
Domestic	161	192	193
International	43	47	46
Total	204	239	239

    (1)
    Excludes Company-owned recruiting offices.

        Company-Owned Offices.    Employees of each domestic Company-owned office typically report to an area manager who is responsible for day-to-day operations of multiple branches. Area managers and senior area managers report to regional vice presidents. Regional vice presidents report to the Senior Vice President of Field Operations who, in turn reports directly to the President and Chief Executive Officer. This new structure was instituted as a result of the restructuring that occurred in the third quarter of fiscal 2007. Prior to the restructuring each individual branch had a manager who in turn reported to market managers. Additionally, there were eight regional vice presidents who reported directly to the President and Chief Executive Officer.

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

        Franchise agents are required to follow our operating procedures and standards in customer credit and terms, recruiting, screening, classifying and retaining temporary personnel.

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

        As of November 3, 2007, our 29 franchise agents operated 63 franchise agent offices. Sales generated by franchise agent operations and related costs are included in our consolidated revenue and costs of services, respectively, and during fiscal 2007, 2006 and 2005 franchise agent sales represented 26.7%, 27.5% and 28.1% respectively, of our revenue.

        Our franchise agreements have an initial term of five years and are renewable for multiple five-year terms. The agreements generally contain two-year non-competition covenants which we vigorously seek to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by us following termination of certain franchise agent agreements.

        Licensed Offices.    As of November 3, 2007 we no longer have any licensed offices. Previously, licensee offices would act as the employer of the temporary employees and the owner of the customer accounts receivable. The Company financed the licensee's temporary employee payroll, payroll taxes and insurance. The licensee secured this advance by pledging their accounts receivable, tangible and intangible assets, and the license agreement. Licensees were required to operate within the framework of our policies and standards, but were responsible for their own workers' compensation, liability, fidelity bonding and state unemployment insurance coverage.

  United Kingdom

        United Kingdom branch operations are split between Temporary and Permanent business. The Temporary Consultants and Administration staff of the Temporary business unit report to an Area/Regional Manager. The Area/Regional Managers report to the Director of Temporary Business who reports to the United Kingdom Managing Director.

        Employees of the Permanent business unit report to a Permanent Business Development Manager. The Permanent Business Development Managers report to the Director of Permanent Business who reports to the United Kingdom Managing Director. The United Kingdom Managing Director reports to the Managing Director of International Operations

        The Temporary and Permanent business units are supported centrally at Head Office by Operations, Finance and New Business & Franchise Departments.

  Australia and New Zealand

        Employees of each Australian branch report to a Branch Manager who is responsible for the day to day operations for their respective branches. The Branch Managers report to one of three Regional General Managers in Australia. The Regional General Managers report directly to the Managing Director International Operations who reports directly to the President and Chief Executive Officer.

        We have a variety of metric driven incentive plans in place for our domestic and international offices. One or more of these plans may be offered to all levels of operational employees.

Seasonality

        We have experienced significant fluctuations in our operating results and anticipate that these fluctuations will continue. Operating results may fluctuate due to a number of factors, including seasonality, the demand for our services, the level of competition within our markets, our ability to increase the productivity of our existing offices, control costs and expand operations and the availability of qualified personnel. In addition, our results of operations could be, and have in the past been, adversely affected by severe weather conditions. Our fourth fiscal quarter consists of 16 or 17 weeks, while our first, second and third fiscal quarters consist of 12 weeks each. Moreover, our results of operations have also historically been subject to seasonal fluctuations. Historically demand for our services has been greatest during our fourth fiscal quarter due largely to the planning cycles of many of our customers. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as customer shutdowns during and after the holiday season. These shutdowns and post-holiday season declines in economic activity negatively impact job orders received by us, particularly in the light industrial sector.

Customers

        We service small and medium-sized companies as well as divisions of Fortune 500 companies and local, state and federal government agencies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2007, no single customer accounted for more than 3.1% of our revenue. Our ten highest volume customers in fiscal 2007 accounted for an aggregate of 13.7% of our revenue

Competition

        The staffing industry is highly competitive with few barriers to entry. We believe that the majority of commercial staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Select Staffing, Express Personnel Services, Inc., and Randstad North America. Many of our principal competitors have greater financial, marketing and other resources than us. In addition, there are a number of medium-sized firms which compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

        We believe that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance and pricing of services. We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules.

Management Information Systems

        Our domestic management information systems provide support to both branch office locations and the corporate back-office. Branch offices utilize a proprietary application designed to assist in candidate searches, recruiting, customer order management, customer service, sales management and payroll entry and submission. The application also provides for the sharing of information between branch offices and corporate headquarters. Utilizing this system, field offices capture and input customer, employee, billing and payroll information. This information is electronically captured on centralized servers where payroll, billing and financial information is processed. These systems allow us to print checks at our branch offices within 24 hours after receipt of the timecard. Invoices are also processed daily and distributed from our centralized corporate office. These systems also support branch office operations with daily, weekly, monthly and quarterly reports that provide information ranging from customer activity to office profitability.

        Each of our international operations have implemented customized or third-party front office and/or back office operating systems that are designed to meet the specific information technology and reporting requirements within the local jurisdiction.

        During fiscal 2004, we entered into a license agreement for a domestic Business Process Management or BPM, system which is being implemented in three phases. The initial phase, which consisted of the human resources system for our regular employees, was successfully implemented in July 2005. The second phase, which included the core financial systems and the accounts payable module, went live in the beginning of fiscal year 2006. The final phase, which incorporated a fully integrated payroll and billing system for temporary associates with our in house developed front office application, 2nd Wave, went live during the first quarter of fiscal 2008. In addition, we made certain technology infrastructure upgrades in our Australian operation during fiscal 2006, and implemented a new front office system in our United Kingdom operation in the second quarter of fiscal 2007.

Risk Management Programs

        Domestically, we are responsible for all employee-related expenses for the temporary staff employees of our Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.

        We provide workers' compensation insurance covering our domestic regular and temporary employees through a long-term relationship with Travelers Property Casualty Company of America ("Travelers"). For fiscal years 2005 through 2007 we retained a $500,000 deductible per occurrence for these policies. We also purchase workers' compensation insurance coverage based upon actual payroll classifications in the monopolistic state of North Dakota, and we are self-insured in the states of Ohio and Washington.

        We are contractually required to collateralize our recorded obligations under the workers' compensation insurance contracts with Travelers through irrevocable letters of credit, surety bonds or cash. As of November 3, 2007, these aggregate collateral requirements have been satisfied through $28.2 million of letters of credit.

        Our nationwide risk management program is managed by our Risk Management Department consisting of risk management and workers' compensation professionals as well as claim administrators who monitor the disposition of all claims and oversee, through an on-line system, all workers' compensation claim activity. The department utilizes a variety of creative and aggressive workers' compensation loss prevention and claim management strategies. The risk management program includes safety programs, claim strategy reviews with the carrier and third-party administrator, a return-to-work modified duty program, pre-placement customer safety evaluations and light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees

        As of November 3, 2007, we had approximately 21,000 temporary employees on assignment and employed 694 regular staff. Our employees are not covered by any collective bargaining agreements. Management believes that its relationships with its employees are good.

Service Marks

        We have various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including our primary Westaff® service mark.

        We also own other service marks, including the Westaff® logo, Talent Trak®, Time Trak®, Learning Trak®, West-Tek®, Ms. Carmen Courtesy®, and Staff for Business Jobs for People®. We have filed applications to register the service marks Providing Essential People and Westaff TeamWorks (stylized).

        Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use.

Available Information

        We file electronically with the Securities and Exchange Commission, or SEC, our annual report on From 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at http://www.westaff.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission's Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer or Vice President of Marketing.

ITEM 1A.    RISK FACTORS.

Factors Affecting Future Operating Results

        This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

        Investing in our securities involves risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as "expect," "intend," "anticipate" and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

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

        We finance our operations primarily through borrowings under revolving credit facilities with GE Capital and also through cash generated by our operating activities. As of November 3, 2007, our total borrowing capacity was $19.1 million consisting of $9.3 million for the domestic operations, $5.8 million for Australia and $4.0 million for the United Kingdom.

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

        We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, particularly in the US, and have, in the past, been required to aggressively manage our cash to ensure adequate funds to meet working capital requirements. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and working to generate cash from a variety of other sources.

        We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth fiscal quarters of the year. In addition, we are required to pledge amounts to secure letters of credit that collateralize certain workers' compensation obligations, and these amounts may increase in future periods. Any such increase in pledged amounts or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

        We are currently in default on our existing credit facilities and failure to cure the default or obtain other financing severely impacts our ability to operate.

        Our credit facilities with GE Capital as amended, required a minimum adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of $9.5 million for the trailing 13 periods and a minimum fixed charge ratio of 1.25. We failed to meet the EBITDA requirement at the end of our Fiscal Quarter ended July 7, 2007 and failed the Minimum Fixed Charge Coverage Ratio for the trailing 13 fiscal periods ended August 4, 2007 and September 1, 2007.

        We entered into a 120 day Forbearance Agreement, Limited Waiver and Consent of Guarantors ("Forbearance Agreement") with GE Capital, on October 18, 2007, which required us to maintain a minimum Borrowing Availability no less than $1.0 million for more than two consecutive business days for the first 60 days from the date of the Forbearance Agreement. Following the initial 60 day period and continuing until February 15, 2008 ("Forbearance Period"), the Company is required to maintain a ten business day rolling average borrowing availability of at least $8.0 million, which is measured every seven days. The Forbearance Agreement also waived both the Minimum Fixed Charge Coverage Ratio covenant during the Forbearance Period and the EBITDA requirement, however, the Company is required to meet a minimum EBITDA of $1.0 million for fiscal 2007 as defined in the GE Capital Credit Agreement.

        At fiscal year end 2007, we met the initial borrowing availability test required during the initial 60 days. We achieved the minimum EBITDA $1.0 million requirement under the Forbearance Agreement. Our borrowing availability as calculated under the agreement fluctuates based on a number of business conditions and factors. We failed to meet the $8.0 million minimum availability requirement contained in the Forbearance Agreement for four testing periods. The dates and the amounts by which we failed to achieve the requirement are noted below:

Date of test	$ Availability Amount per Agreement (thousands)	$ Amount of shortfall to Covenant (thousands)
January 2, 2008	$7,927	$73
January 16, 2008	7,349	651
January 23, 2008	6,877	1,123
January 30, 2008	6,704	1,296

        We have had preliminary discussions with GE Capital regarding obtaining a waiver from our forbearance events of default (availability test requirements as previously noted), as well as in pursuing alternative financing arrangements, upon the expiration of our Forbearance Agreement on February 15, 2008. Although no written communications have been exchanged by either party in this matter, the extension of such forbearance is subject to negotiation, which includes the possibility of additional fees and covenant requirements. The specific terms of such extension would be subject to negotiation with GE Capital. At the date of termination of the Forbearance Agreement, and assuming no extension had been agreed, GE Capital could proceed to exercise any and all of their respective rights and default related remedies, as specified under the Credit Agreement. Such remedies include the right to cancel our standby letters of credit that secure our worker compensation obligations, and limit our ability to continue borrowing funds pursuant to the credit facility. In addition, GE Capital can require immediate repayment of all outstanding amounts borrowed under the revolving credit line.

        We have also been engaged in active negotiations with another large financial institution (ABL lender) to refinance the existing multi-currency agreement with similar limits and collateralization. We entered into a term sheet in late 2007 with this ABL lender and have made significant progress in working through loan documents. We have agreed in principle to the major terms of the agreement, and anticipate closing such arrangement in February of 2008.

        The staffing industry is highly competitive with limited barriers to entry which could limit our ability to maintain or increase market share.

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

        Price competition in the staffing industry continues to be intense, and pricing pressures from both competitors and customers could adversely impact our financial decisions.

        We expect the level of competition to remain high in the future, and competitive pricing pressures will continue to make it difficult for us to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers' compensation and, domestically, state unemployment insurance. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline. We also face the risk that our current or prospective customers may decide to provide services internally.

        We have had significant turnover in our management team and further loss of any of our key personnel could harm our business.

        On May 1, 2007, our former Chief Executive Officer resigned from the Company and was replaced by Michael T. Willis. On June 29, 2007, our Chief Financial Officer resigned from the company. We hired a new Chief Financial Officer, Dawn M. Jaffray, effective August 7, 2007. Our VP of Information Services, Eric Person, resigned on January 25, 2008. We currently have an interim Chief Information Officer with industry experience and are searching for a full time replacement.

        Our future financial performance is significantly impacted by our ability to attract, motivate and retain key management personnel and other members of the senior management team. Competition for qualified management personnel is intense and in the event that we experience turnover in senior management positions, we cannot assure that we will be able to recruit suitable replacements on a timely basis. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until the new management becomes familiar with our business.

We have hired key executives to increase our business growth for fiscal 2008 and beyond.

        We made significant changes to our field structure in fiscal 2007 and hired several new key executives late in the fiscal year who have been brought on to grow new business markets for the Company. Our failure to implement these new strategies could impede our growth and result in significant added costs.

        Our principal stockholder, together with its affiliates, controls a significant amount of our outstanding common stock thus allowing them to exert significant influence on our management and affairs.

        As of January 25, 2008, our principal stockholder, DelStaff LLC ("DelStaff"), together with its affiliates controls approximately 49.6% of the total outstanding shares of common stock. The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over management and affairs. On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and W. Robert Stover. Pursuant to the terms of the Governance Agreement, on May 9, 2007, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball. DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

        The amount of collateral that we are required to maintain to support our workers' compensation obligations could increase, reducing the amount of capital that we have available to support and grow our field operations.

        We are contractually obligated to collateralize our workers' compensation obligations under our workers' compensation program through irrevocable letters of credit, surety bonds or cash. As of November 3, 2007 our aggregate collateral requirements under these contracts have been secured through $28.2 million of letters of credit. Further, our workers' compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral. These collateral requirements are significant and place pressure on our liquidity and working capital capacity.

We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

        Our reserves for workers' compensation claims may be inadequate to cover our ultimate liability, and we may incur additional charges if the actual amounts exceed the reserved amounts.

        We maintain reserves to cover our estimated liabilities for workers' compensation claims based upon actuarial estimates of the future cost of claims and related expenses which have been reported but not settled, and that have been incurred but not yet reported. The determination of these reserves is based on a number of factors, including current and historical claims activity, medical cost trends and developments in existing claims. Reserves do not represent an exact calculation of liability and are affected by both internal and external events, such as adverse development on existing claims, changes in medical costs, claims handling procedures, administrative costs, inflation, legal trends and legislative changes. Reserves are adjusted as necessary to reflect new claims and existing claims development, and such adjustments are reflected in the results of the periods in which the reserves are adjusted. While we believe our judgments and estimates are adequate, if our reserves are insufficient to cover our actual losses, an adjustment could be charged to expense that may be material to our earnings.

        Workers' compensation costs for temporary employees may continue to rise and reduce margins and require more liquidity.

        In the United States, we are responsible for and pay workers' compensation costs for our regular and temporary employees. In recent years, these costs have risen substantially as a result of increased claims, general economic conditions, increases in healthcare costs and governmental regulations. In fiscal 2007, the increase in the volume of claims has fallen despite an increase in our domestic revenue, yet the increases in cost per claim have continued. Under our workers' compensation insurance program, we maintain "per occurrence" insurance, which only covers claims for a particular event above a $500,000 deductible. This deductible has been increased for our policy year ending November 1, 2008 to $750,000. Our workers' compensation insurance policy expires November 1, 2008 and we cannot guarantee that we will be able to successfully renew such policy. Further, there are covenants associated with the continuation of the policy and there can be no guarantee that we will continue to meet those covenants going forward. Should our workers' compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

        Any significant economic downturn could result in our customers using fewer staffing services, which could materially adversely affect our business.

        Demand for staffing services is significantly affected by the general level of economic activity. As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees. Further, demand for permanent placement services also slows as the labor pool directly available to our customer's increases, making it easier for them to identify new employees directly. Typically, we may experience increased pricing pressures from other staffing companies during periods of economic downturn, which could have a material adverse effect on our financial condition. Additionally, in geographic areas where we derive a significant amount of business, a regional or localized economic downturn could adversely affect our operating results and financial position.

        We assume the obligation to make wage, tax, and regulatory payments to our temporary employees and are then exposed to accounts receivable risks from our customers.

        We generally assume responsibility for and manage the risks associated with our payroll obligations, including liability for payment of salaries and wages, payroll taxes as well as group health insurance. These obligations are fixed and become a liability of ours, whether or not the associated client where these employees have been assigned makes payments required by our service agreement, which exposes us to credit risks. We attempt to mitigate this risk by billing on a frequent basis, which typically occurs daily or weekly. In addition, we establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required and timely payments. Further, we carefully monitor the timeliness of our customers' payments and impose strict credit standards. Finally, the majority of our accounts receivable is used to secure our revolving credit facilities, which we rely on for liquidity. If we fail to adequately manage our credit risks associated with accounts receivable, our financial position could be adversely impacted.

        We derive a significant portion of our revenue from franchise agent operations.

        Franchise agent operations comprise a significant portion of our revenue. Franchisees represented 26.7% of gross receipts in fiscal 2007. In addition, our ten largest franchise agents accounted for 17.7% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

        We are subject to business risks associated with international operations and fluctuating exchange rates.

        We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 25.3% of our revenue during fiscal 2007. Operations in foreign markets are inherently subject to certain risks, including in particular:

  •
  differences in cultures and business practices;

  •
  overlapping or differing tax laws and regulations;

  •
  economic and political uncertainties;

  •
  differences in accounting and reporting requirements;

  •
  changing, complex or ambiguous foreign laws and regulations, particularly as they relate to employment; and

  •
  litigation and claims.

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

        We compete with other staffing services to meet our customers' needs, and we must continuously attract reliable candidates to meet the staffing requirements of our customers. Consequently, we must continuously evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us and accept regular staff employment with our customers. Competition for individuals with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified candidates will continue to be available to us in sufficient numbers and on acceptable terms to us. The failure to identify, recruit, train and place candidates as well as retain qualified temporary employees over a long period of time could materially adversely affect our business.

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

        Our information management systems are essential for data exchange and operational communications with branches spread across large geographical distances. We have replaced key component hardware and software including backup systems within the past twelve months.

        On November 12, 2007 we implemented a new accounts receivable billing and temporary payroll system. The new system receives information from our custom built front office system. We experienced technical issues after the conversion that were not detected during the testing phases. These issues affected both the payroll and billing systems. We believe that we have identified the significant issues and are working to resolve those. These issues were disruptive to our business and could affect customer and employee relations. Additionally, these issues required significant amount of management time that impacted our ability to sell new services during the first quarter of fiscal 2008. Continued interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers.

        Our business is subject to extensive government regulation, which may restrict the types of employment services that we are permitted to offer or result in additional tax or other costs that adversely affect our revenues and earnings.

        We are in the business of employing people and placing them in the workplace of other businesses on either a temporary or permanent basis. As a result, we are subject to extensive laws and regulations relating to employment. Changes in laws or government regulations may result in prohibition or restriction of certain types of employment services we are permitted to offer or the imposition of new or additional benefit, licensing or tax requirements that could reduce our revenues and earnings. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in laws or government regulations. Any future changes in laws or government regulations may make it more difficult or expensive for us to provide staffing services and could have a material adverse effect on our business, financial condition or results of operations.

        We may be exposed to employment-related claims and costs that could materially adversely affect our business.

        The risks related to engaging in our business include but are not limited to:

  •
  claims by our placed personnel of discrimination and harassment directed at them, including claims arising from the actions of our customers;

  •
  workers' compensation claims and other similar claims;

  •
  violations of wage and hour laws and requirements;

  •
  claims of misconduct, including criminal activity or negligence on the part of our placed personnel;

  •
  claims by our customers relating to actions by our placed personnel, including property damage and personal injury, misuse of proprietary information and misappropriation of assets or other similar claims; and

  •
  immigration related claims.

        In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management team, and therefore, could have a negative effect on our business, financial conditions and results of operations. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we currently believe to be adequate. However, there can be no assurance that our insurance will be sufficient in amount or scope to cover these types of liabilities or that we will be able to secure insurance coverage for such risks on affordable terms. Furthermore, there can be no assurance that we will not experience these issues in the future or that they could have a material adverse effect on our business.

        The market for our stock may be limited, and the stock price may continue to be extremely volatile.

        The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 25,000 shares during fiscal 2007. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for our common stock. We believe that the price of our common stock has also been negatively affected by the fact that our common stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

        The compliance costs associated with Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations and proposed rules, beginning with our Annual Report for the fiscal year ended November 1, 2008, we expect to be required to furnish a report by our management on our internal control over financial reporting. Further, we expect that the SEC will pass its proposal to delay the auditors' attestation so that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting from our annual report for the 2010 fiscal year. The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

        We are involved in an action taken by the California Employment Development Department.

        During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department, or EDD, that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor.

        We have significant amounts of assets on our balance sheet for which their realization is dependent on our future profitability.

        As of November 3, 2007 we have deferred tax assets of $21.8 million and goodwill and intangible assets of $16.3 million. Under Generally Accepted Accounting Principles, we are required to evaluate the realizability of the deferred tax assets based on our ability to generate future taxable income. Similiarly, we are required to periodically compare the carrying value of our goodwill and intangible assets to their estimated fair value to support the current recorded amounts. The estimated fair value will be influenced by our future profitability. If we are unable to return to our historical levels of profitability, we may need to write off a portion or all of these assets which would result in a reduction of our assets, stockholders equity and adversely affect our operating results.

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

        Improper disclosure of employee and customer data could result in liability and harm to our reputation.

        Our business involves the use, storage and transmission of information about our employees and their customers. It is possible that our security controls over personal data and other practices we and our third party service providers follow may not prevent the improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

ITEM 3.    LEGAL PROCEEDINGS.

        In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits. The principal risks that we insure against, subject to and upon the terms and conditions of our various insurance policies, are workers' compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

        During the fourth quarter of fiscal 2005, we were notified by the EDD that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. A hearing has been scheduled for the early Spring of 2008.

        We are not currently a party to any material litigation. However, from time to time we have been threatened with, or named as a defendant in, litigation brought by former franchisees or licensees and administrative claims and lawsuits brought by former employees. Management believes the resolution of these matters will not have a material adverse effect on our financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Market Information.    Our Common Stock has been included for quotation in the Nasdaq Global Market, formerly the NASDAQ National Market ("NASDAQ") under the symbol "WSTF" since April 30, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Common Stock as reported on NASDAQ.

	High	Low
Fiscal 2006:
First Quarter ended January 21, 2006	5.20	4.45
Second Quarter ended April 15, 2006	4.60	3.70
Third Quarter ended July 8, 2006	4.60	3.86
Fourth Quarter ended October 28, 2006	4.43	3.47
Fiscal 2007:
First Quarter ended January 20, 2007	5.73	4.15
Second Quarter ended April 14, 2007	5.91	4.74
Third Quarter ended July 7, 2007	5.71	4.24
Fourth Quarter ended November 3, 2007	5.18	3.47
Fiscal 2008:
First Quarter ended January 26, 2008	4.23	3.52

        On January 25, 2008, the closing reported sales price on NASDAQ for our Common Stock was $3.76 per share. As of January 25, 2008, there were approximately 62 stockholders of record.

        Sales of Unregistered Securities.    During fiscal 2007, we did not sell any unregistered securities.

        Issuer Purchases of Equity Securities.    None during the fourth quarter of fiscal 2007.

        Dividends.    We did not declare or pay dividends during fiscal 2005, 2006 or fiscal 2007. Further, our current credit facilities prohibit payment of dividends, so we are not currently contemplating a dividend declaration.

        Securities Authorized Under Equity Plans.    The following table sets forth securities authorized for issuance under equity compensation plans as of November 3, 2007. All applicable equity compensation plans were previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,000	$4.23	1,143,500

ITEM 6.    SELECTED FINANCIAL DATA.

	Fiscal Year
	2007(1)	2006	2005(2)	2004	2003
	(Amounts in Thousands, Except Per Share Amounts and Number of Offices)
Revenue	$588,716	$614,950	$612,861	$589,861	$518,738
Operating income (loss) from continuing operations—as reclassified (Note 1)(1)	(2,710)	5,629	6,837	5,892	(2,498)
Income (loss) from continuing operations before discontinued operations(2)	(1,934)	3,119	20,097	3,157	(4,784)
Earnings (loss) per share—continuing operations before discontinued operations and cumulative effect of change in accounting principle
Basic	($0.12)	$0.19	$1.24	$0.20	($0.30)
Diluted	($0.12)	$0.19	$1.23	$0.20	($0.30)
Balance Sheet data (at end of period):
Working capital	$39,191	$41,892	$40,626	$33,604	$21,237
Total assets	141,292	139,265	138,782	122,408	113,147
Short-term debt and capital lease obligations	9,381	7,135	8,911	16,199	25,842
Long-term debt and capital lease obligations (excluding current portion)	752	833	3,174	2,125	2,590
Stockholders' equity	$65,895	$66,009	$61,621	$39,847	$35,456
Other operating data:
Number of offices (at end of period)
Company-owned	141	180	175	187	197
Franchise agent	63	58	63	68	72
Licensed	0	1	1	1	1

Total	204	239	239	256	270

(1)
Fiscal 2007 includes $3,299 of restructuring expense ($0.20 per diluted share).

(2)
Fiscal 2005 includes the reversal of $16,681 of domestic deferred tax valuation allowance ($1.02 per diluted share).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended November 3, 2007. Our fiscal year ends on the Saturday nearest the end of October and consists of either 52 or 53 weeks. The fiscal year ended November 3, 2007 consisted of 53 weeks.

Cautionary Statement

        This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

        The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers' compensation costs, collectibility of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

        Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to these policies during fiscal 2007.

        Revenue Recognition.    We record revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by our Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired directly by the customer. We reserve for billing adjustments, principally related to overbillings and client disputes, made after year end that relate to services performed during the fiscal year. The reserve is estimated based on historical adjustment data as percent of sales. Permanent placement fees are recorded when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically 30 - 60 days.

        We account for our revenue and the related direct costs of our franchise arrangements in accordance with Emerging Issues Task Force ("EITF") 99-19, Recording Revenue Gross as a Principal versus Net as an Agent. We first assess whether we act as a principal in our transactions or as an agent acting on the behalf of others. When we are the principal in a transaction and have the risks and rewards of ownership, we record the transaction gross in our statements of operations. Where we act merely as an agent, only the net fees earned are recorded our statements of operations. Under our traditional franchise agreement, we have the direct contractual arrangements with our customers and the contracts are binding on us. We are also the employer of all temporary employees in the franchise agents' operations and, as such, are obligated for the temporary employee payroll, related payroll taxes and the risk of loss for accounts receivable collection. As we retain the risks and rewards of ownership, the revenue and costs of services of our franchise agents are included in our results of operations. Each accounting period, we remit to each franchisee either a portion of the gross profit or a portion of the sales generated by its office(s), based on what the relevant franchise agreement dictates. Franchise agents' sales represented 26.7%, 27.5% and 28.1% of the Company's total revenue for fiscal 2007, 2006 and 2005, respectively. Franchise agents' share of gross profit represents the net distribution paid to the franchise agents for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

        We also had a licensing program with a single licensee who converted their business to a franchise operation in fiscal 2007. Under the licensing program, the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the temporary employees. Accordingly, revenue and costs of services generated by licensee operations are not included in our consolidated financial statements. We advanced funds for payroll, payroll taxes, insurance and other related items. Fees are paid to us based either on a percentage of revenue or of gross profit generated by the licensee and such license fees are recorded by us as license fees and included in revenue. We have not entered into any new licensee arrangements for the periods reported and have no current plans to enter into such arrangements in the future.

        Workers' Compensation Reserves.    We self-insure the deductible amount related to domestic workers' compensation claims, which was $500,000 per claim for policy years 2007, 2006 and 2005. We maintain reserves for workers' compensation costs based upon actuarial methods utilized to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors based on our historical claims experience and that of the staffing industry and applying those factors to current claims information to derive an estimate of our ultimate claims liability. The calculated ultimate liability is computed for each policy year and is then reduced by the cumulative claims payments to determine the required reserves. We evaluate the reserve and the underlying assumptions regularly throughout the year and make adjustments accordingly. The key assumptions include but are not limited to classification of the work performed and estimates of total loss based on the severity of the injury. This data is based on past history and includes an estimate of future claims. At least annually, we obtain an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. If the actual costs of such claims and related expenses exceed the amounts estimated, additional reserves may be required. These reserves amounted to $25.9 million and $24.3 million at November 3, 2007 and October 28, 2006, respectively. While we believe that the recorded reserves are adequate, there can be no assurances that future, unfavorable changes to estimates relied upon in the determination of these reserves will not occur.

        Collectibility of Accounts Receivable.    We provide an allowance for uncollectible accounts receivable based on an estimation of losses which could occur if customers are unable to make required payments. We evaluate this allowance on a regular basis throughout the year and make adjustments as the evaluation warrants. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. These allowances were $1.0 million at November 3, 2007, and $0.8 million at October 28, 2006. Our estimates are influenced by numerous factors including our large, diverse customer base, which is disbursed across a wide geographical area. No single customer accounted for more than 10% of accounts receivable for fiscal year 2007.

        Goodwill and Other Intangible Assets.    Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. The valuation methodologies considered include analyses of estimated future discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to ours. As part of the assessment management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon market interest rates and the cost of capital at the valuation date. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that the assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future. We perform our annual impairment tests in the fourth quarter of each fiscal year.

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

        The Company has deferred tax assets on its books from tax benefits from future deductions of workers compensation claims, Tax credit carryforwards and Net Operating Losses ("NOL"). The Company has generated net income in each of the three years preceding the current year in which a net loss was incurred. The Company believes it will have sufficient future taxable income to support the carrying value of the deferred tax assets. Management made assumptions about revenue growth and gross margin increases based on anticipated bill rate per hour increases, its 2007 restructure activities resulting in the closure of 26 branch offices that had underperformed relative to expectations, a new management team with significant industry experience, and new sales initiatives that hope to spur profitable revenue and margin growth to support its view. If future operating results are not sufficient, then the Company will need to set up valuation allowance reserves against these assets which will increase the tax expense recorded on our consolidated statements of operations.

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

  Recent accounting pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with FASB No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of adoption on the Company's financial position or results of operations.

        In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the "rollover" approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the "iron curtain" approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB 108 during the fourth quarter of fiscal 2007 (See Note 2).

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 at the beginning of fiscal 2008. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (an Amendment of Accounting Research Bulletin ("ARB 51")). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

Executive Overview

        Fiscal 2007 was a year of significant change which included the sale of 49.6% of the outstanding stock from the founder and former Chairman of the Board to H.I.G. Capital LLC's affiliate, DelStaff, LLC in a private transaction, the addition of a new Chief Executive Officer and a new Chief Financial Officer and a restructure of its' domestic operations which included a reduction from eight geographic regions to four geographic regions and the closure of 26 branch offices located in the United States.

Shareholder Transaction

        In a private transaction in February 2007, W. Robert Stover, Westaff's founder and former Chairman of the Board of Directors, sold all of his common stock in Westaff to H.I.G. Capital LLC's affiliate, DelStaff, LLC, a Delaware limited liability company ("DelStaff"). Those purchased shares plus additional shares purchased on the open market, gave DelStaff beneficial ownership in 8,262,696 shares of common stock which represents approximately 49.6% of the Company's outstanding stock at the time of the transaction.

        In April, 2007 the Company entered into a Governance Agreement with DelStaff, Michael T. Willis, and Mr. Stover on April 30, 2007 (the "Governance Agreement"). Pursuant to the Governance Agreement:

  •
  The size of the Company's Board of Directors was expanded from five to nine,

  •
  Patricia M. Newman resigned her positions as the Company's President, Chief Executive Officer and a director,

  •
  Mr. Stover resigned as a director (effective June 29, 2007),

  •
  Mr. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball were nominated by DelStaff and elected to the Board of Directors, and

  •
  Mr. Willis was appointed as President, Chief Executive Officer and Chairman of the Board of Directors.

Discontinued Operations

        Effective June 15, 2005, we sold our Norway and Denmark operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway. Net proceeds from the sale were approximately $2.7 million. Of the total proceeds, approximately $0.2 million were being held in an interest bearing escrow account as security for potential Westaff Norway pension claims. The escrowed funds, net of any claim payments, were received in fiscal 2007. We recorded a net gain on the sale of $1.2 million in fiscal 2005. We have classified the operations as discontinued operations in the accompanying financial statements and notes thereto.

        As required under the terms of our Multicurrency Credit Agreement, the net proceeds from the sale of the Norway and Denmark operations were used to pay down borrowings on our revolving credit facility. Interest expense has been allocated to these discontinued operations in accordance with EITF 87-24.

Results of Continuing Operations

        The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenue.

	Fiscal year
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Costs of services	82.1%	82.3%	82.7%

Gross profit	17.9%	17.7%	17.3%
Franchise agents' share of gross profit	2.9%	3.0%	3.1%
Selling and administrative expenses	14.2%	13.0%	12.4%
Depreciation and amortization	0.7%	0.8%	0.7%
Restructuring expenses	0.6%	0.0%	0.0%

Operating income loss from continuing operations	(0.5)%	0.9%	1.1%
Interest expense	0.4%	0.3%	0.3%
Interest income	*	*	*

(Loss) income from continuing operations before income taxes	(0.9)%	0.6%	0.8%
Income tax (benefit) provision	(0.6)%	0.1%	(2.6)%

Income loss from continuing operations	(0.3)%	0.5%	3.4%

    *
    less than 0.1%

Fiscal 2007 compared to Fiscal 2006

Revenue

        Gross revenue declined by $26.2 million or 4.3% to $588.7 million for fiscal 2007 as compared to fiscal 2006. Fiscal 2007 contained 53 weeks. The estimated sales for the extra week in fiscal 2007 were $11.1 million. The decrease for a comparable 52 week year would have been $37.3 million or 6.1%.

        The decrease was primarily caused by a decline of $42.3 million or 8.8% to $440.0 million in domestic revenue. The decline was attributable to a number of factors: the closure of 26 unprofitable offices in fiscal 2007, changes in management and field structure, the termination of unprofitable customer relationships and a softening economy. Within our remaining branches, we have continued to focus our sales efforts on opportunities yielding a higher gross margin. Total billable hours declined 9.4% in fiscal 2007 compared to fiscal 2006. On a comparable 52 week basis the decline in total billable hours would have been 11.1% with the significant decline being driven in the domestic market primarily as a result of the closed offices. The average bill rate for fiscal 2007 increased 3% from fiscal 2007 over fiscal 2006 in constant US dollars.

        Offsetting the domestic revenue decrease was an increase in international revenue of $16.1 million or 12.1% to $148.9 million. The largest cause of this increase was a $11.3 million increase in revenue from our Australian subsidiary of which approximately $1.8 million was a result of the 53rd week in fiscal 2007. The balance of the increase was principally caused by a decline in the US Dollar against the Australian Dollar from fiscal 2007 against fiscal 2006 and the addition of two new significant customers in fiscal 2007. Billable hours increased by 1.5% together with an increase in the billing rate in local currency of 1.8%. Hours on a comparable 52 week year decreased 0.5% from fiscal 2006.

        In addition to the increase noted in Australia, revenue from our United Kingdom operations increased $3.6 million or 8.8% to $44.8 million. On a weekly basis, total sales were relatively flat from fiscal 2007 to fiscal 2006 and the increase was principally caused by a decline in the US Dollar to the British Pound from fiscal 2007 to fiscal 2006. Billable hours in the United Kingdom declined 3.0% in fiscal 2007 from fiscal 2006 and would have shown a decline of 4.8% on a comparable 52 week period from fiscal 2007 to fiscal 2006. The decline in billable hours was offset by an increase in the bill rate in fiscal 2007 of 1.8% over fiscal 2006.

Costs of Services and Gross Profit

        Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. On a consolidated basis, costs of services decreased $23.1 million or 4.6% to $483.1 million in fiscal 2007 as compared to fiscal 2006. The average salary cost per hour increased by 3.1% in 2007 over fiscal 2006 which was in line with the 3% increase in the hourly rate per billable hour. This overall decrease in costs of services, coupled with the decrease in revenue noted above, caused gross profit to decrease by 2.6%, to $106.0 million. However, gross margin, as a percent of sales, increased to 17.9% as compared to 17.7% for fiscal 2006. Gross margin increased slightly as the Company focused on eliminating less profitable work including subcontracting work that was performed at significantly lower margins.

        Our domestic workers' compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial. As a percent of direct labor, domestic workers' compensation costs were 5.7% and 5.4% for fiscal 2007 and 2006, respectively.

        As a percent of domestic direct labor costs, state unemployment rates decreased to 3.0% in fiscal 2007 from 3.1% in fiscal 2006. This decrease assisted our efforts to manage consolidated costs of services in fiscal 2007.

        We continue to focus our efforts on improving gross margin by shifting our business mix to those opportunities offering higher margins and increasing billing rates. We have also refocused our efforts domestically on our sales force and are hopeful that we will continue to effectively manage our cost structure to allow us to continue improving gross margins into fiscal 2008. However, there can be no assurance we will be successful in that regard.

Franchise agents' share of gross profit

        Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents' operations. As a percentage of consolidated revenue, franchise agents' share of gross profit decreased $0.8 million or 4.4% to $17.4 million for fiscal 2007 but remained flat as a percent of total sales at 3%. The decrease was caused by a decrease in gross receipts from our franchise offices of 6.9% in fiscal 2007 as compared to fiscal 2006.

Selling and administrative expenses

        Selling and administrative expenses increased $3.6 million or 4.5% to $83.8 million for the 2007 fiscal year as compared to fiscal 2006. As a percentage of revenue, selling and administrative expenses increased to 14.2% in fiscal 2007 from 13.0% in fiscal 2006. There were numerous factors which drove the increase, the largest of which was an increase in incentive compensation of $1.1 million of which over $0.5 of the increase related to international operations. The other significant increases, totaling $0.4 million, reflected guaranteed amounts paid under a new corporate program designed to retain staff following the restructuring; a bonus program for technical implementation of the third phase of the BPM project; and a guaranteed bonus to the new CEO. The Company also experienced an increase of $1.0 million in recruiting costs associated with a domestic national contract for internet job boards utilized by field offices to attract and identify associates, the recruitment of several new senior executives as well as field sales personnel hired to increase domestic sales. These increases were partially offset by $1.9 million in salary costs that are classified as restructuring expenses.

        Health benefit expense increased $0.6 or 21.8% to $3.2 million in fiscal 2007 from fiscal 2006. The Company provides health benefits to its employees and shares the cost of the program through payroll deductions. The Company is partially self insured up to a limit of $25,000 per employee per year and actuarially calculates the amount of incurred but not reported claims at year end. The increased cost of providing these services together with an increase in the estimate of unprocessed claims caused the increase in fiscal 2007.

        Professional fees and outside services increased 54.9% or $0.8 million to $2.4 million in fiscal 2007 caused principally by an increase in the cost of administering our Work Opportunity Tax Credit ("WOTC") program administration costs. This program had been suspended for a period of time in fiscal 2006 and the retroactive reinstatement of the program resulted in increased costs. Professional fees also increased following the departure of several key personnel including the Company's Chief Legal Counsel, Chief Financial Officer and Controller and various other corporate employees who left the Company following the shareholder transaction previously discussed. These positions have since been filled but the Company relied heavily on outside resources while searching to replace these positions.

        Bad Debt expense (net of recoveries) increased 463.4% or $0.9 million to $1.1 million in fiscal 2007. $1.0 million of the increase resulted from charge offs of trade accounts receivables from domestic operations as the collectibility of a number of accounts were challenged by new senior management. The primary component of the increase related to $0.7 million of receivables that related to billings generated in 2006 and prior that were deemed uncollectible in fiscal 2007. The remaining increase in bad debt expense resulted primarily from reserves on notes receivables from franchise holders.

Depreciation and amortization

        Depreciation and amortization decreased by $0.9 million or 17.8% to $4.0 million, primarily due to certain technology related assets becoming fully depreciated early in the year. The Company spent significant resources on the third phase of its BPM system which was originally anticipated to be implemented during fiscal 2007. The BPM system was placed in service in (and did not start depreciating until) the first quarter of fiscal 2008.

Restructuring expense

        In the third quarter of fiscal 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring charges have been recorded to align the Company's cost structure with changing market conditions and to create a more efficient organization. The Company's restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce and (ii) lease termination costs. The Company accounted for each of these costs in accordance with FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        The restructuring resulted in the elimination of 86 field positions, the closure of 26 branches prior to their lease termination and a reduction in the number of our geographic regions from eight to four.

        The Company recorded an expense in fiscal 2007 of $3.3 million associated with the restructuring plan which includes an estimated liability for leased locations based on the future minimum lease payments reduced by estimated sublease income.

Interest expense and interest income

        Interest expense increased 22.0% or $0.5 million to $2.8 million for fiscal 2007 as compared to fiscal 2006 primarily as a result of higher average interest rates which included an increase in our borrowing rate of 2% under the terms of our Forbearance Agreement which was executed October 18, 2007 but retroactive to the date of default, July 7, 2007. The rate increase was imposed on actual borrowings and letters of credits issued to our insurance administrator to secure outstanding worker compensation liabilities. The increased rates were offset by lower borrowing amounts during the fiscal year.

        Interest income increased from $151,000 in fiscal 2006 to $261,000 in fiscal 2007 mainly due to increased amounts on deposit in the earlier part of the fiscal year

Income tax provision

        We record income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. Although we had a pretax book loss in fiscal 2007, the favorable projected earnings outlook, our long-term history of profitability as well as the improvements in our financial position, management has determined that it is more likely than not that the deferred tax assets will be realized in future years. The income tax provision recorded during fiscal 2006 and 2007 differs from statutory rates primarily due to federal tax credits we take advantage of, primarily as a result of the work opportunity tax credit program. In addition, the fiscal 2007 tax provision also derives a substantial tax benefit from net operating losses generated in the current fiscal year.

Fiscal 2006 compared to Fiscal 2005

Revenue

        Revenue increased 0.34% to $614.9 million for fiscal 2006 as compared to fiscal 2005. Domestic revenue increased 2.4% to $482.2 million, largely due to an increase in average bill rates of 2.0%, coupled with an increase in permanent placement revenue of 84%. These increases were partially offset by a slight decrease in billed hours of 0.1%, which reflects the effects of a shift in business mix in an effort to increase gross margin. The increase in average bill rates primarily stems from a bill rate increase implemented in May 2006, coupled with a generally more positive economic environment in fiscal 2006 compared to fiscal 2005, which allowed us to price new business at higher rates as compared to fiscal 2005. Further, the increase in our domestic permanent placement revenue is the result of both our focused training efforts and having a full complement of permanent placement consultants in place for fiscal 2006. The hiring of these consultants commenced in the latter half of fiscal 2005. As a percentage of revenue, domestic permanent placement fees increased to 1.0% in fiscal 2006 as compared to 0.6% in fiscal 2005.

        Offsetting the domestic revenue growth was a decrease in international revenue of 6.4% to $132.8 million. The largest cause of this decrease was a $6.5 million decrease in revenue from our Australian subsidiary, primarily due to decreased revenue from several large, national accounts. Billed hours decreased 8% in Australia, and the average bill rate remained essentially the same in fiscal 2006 as it had been in fiscal 2005. Partially offsetting this decrease in temporary services revenue was an increase in Australia's permanent placement revenue of 45% or $0.7 million.

        In addition to the decrease noted in Australia, revenue from our United Kingdom operations decreased 3.4% to $41.1 million. This is primarily the result of a 3.9% decrease in billable hours and average bill rates remaining essentially the same in fiscal 2006 as compared to fiscal 2005. The United Kingdom operations were without a Managing Director for much of fiscal 2006 and, consequently, the operation did not have as robust a focus on sales as it should have, resulting in an overall decrease in revenue.

        Finally, revenue from our New Zealand operations decreased 16% to $6.1 million. Billable hours for temporary services decreased 9.5% while the average bill rate decreased 6.4%, primarily due to the loss of one national account, the volume of which was not replaced during the fiscal year.

Costs of Services and Gross Profit

        Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. On a consolidated basis, costs of services decreased 0.2% to $506.2 million in fiscal 2006 as compared to fiscal 2005. This decrease is primarily attributable to an overall decrease in billable hours of 1.3%, partially offset by an overall increase in average pay rates of 1.1%. This overall decrease in costs of services, coupled with the increase in revenue noted above, caused gross profit to increase 2.8% to $108.8 million, and also caused gross margin to increase to 17.7% in fiscal 2006 as compared to 17.3% for fiscal 2005. Gross margin increased primarily as a result of bill rate increases and increases in permanent placement revenue, both explained above, coupled with stabilization of workers' compensation costs and state unemployment insurance costs as explained below.

        Our domestic workers' compensation costs tend to vary depending upon the mix of business between clerical/administrative and light industrial. Unexpected adverse development of open claims and increases in our incurred but not reported (IBNR) claims can also significantly affect workers' compensation costs. We monitor claim activity and evaluate actuarial estimates to ensure that accruals and resulting costs remain appropriate in light of loss trends. Further, we aggressively work to close out claims on terms that are favorable to us and continually monitor costs and accrual rates in light of actual loss trends. However, there can be no assurance that our efforts to control workers' compensation costs will be effective or that loss development trends will not require additional increases in workers' compensation accruals in future periods. As a percent of direct labor, domestic workers' compensation costs remained stable at 5.4% for both fiscal 2006 and 2005.

        As a percent of domestic direct labor costs, state unemployment rates remained stable at 3.1% for both fiscal 2006 and fiscal 2005. This stabilization assisted our efforts to manage consolidated costs of services in fiscal 2006.

Franchise agents' share of gross profit

        Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents' operations. As a percentage of consolidated revenue, franchise agents' share of gross profit decreased from 3.1% of revenue for fiscal 2005 to 3.0% for fiscal 2006, primarily due to the conversion of two franchised operations into company-owned operations. During the second fiscal quarter of 2006, we acquired our Houston, Texas, franchised operations and at the beginning of our third fiscal quarter, we acquired our Raleigh, North Carolina, franchised operation. Therefore, upon acquisition, we maintained revenue streams from these operations yet were no longer paying out a portion of the gross profits.

Selling and administrative expenses

        Selling and administrative expenses increased 5.6% to $80.2 million for the 2006 fiscal year as compared to fiscal 2005. As a percentage of revenue, selling and administrative expenses increased to 13.0% in fiscal 2006 from 12.4% in fiscal 2005. The increase is due to a combination of cost increases, including increased domestic salaries relating to revenue-producing staff placed into our field offices in the amount of $1.1 million, an enhanced field incentive plan to stimulate domestic sales growth in the amount of $1.2 million, increased employee health-related benefits of $0.6 million, an increase in bank service charges of $0.4 million and increased remote server hosting costs to support our Business Process Management, or BPM, system of $0.3 million. In addition, throughout fiscal 2006 a number of management personnel were replaced and some positions eliminated both domestically and internationally, which led to severance costs for the departed employees in the amount of $1.0 million.

Depreciation and amortization

        Depreciation and amortization increased 15.6% or $4.8 million primarily due to higher depreciation associated with portions of our domestic BPM system that have been placed into service.

Interest expense

        Interest expense increased slightly for fiscal 2006 as compared to fiscal 2005. Lower average borrowings outstanding during the year were offset by higher average interest rates.

Income tax provision

        We record income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established when management determines it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. During the fourth quarter of fiscal 2005, management assessed the realizability of its deferred tax assets. As a result of our positive domestic earnings in fiscal 2004 and 2005, the favorable projected earnings outlook, our long-term history of profitability as well as the improvements in our financial position, management determined that it is more likely than not that the deferred tax asset will be realized. Accordingly, during the fourth quarter of fiscal 2005, we reversed our full, domestic deferred tax asset valuation allowance of $16.7 million, which resulted in an increase in net income for fiscal 2005 of $16.7 million, or $1.02 per diluted share. No similar reversal was expected or recorded during fiscal 2006. The income tax provision recorded during fiscal 2006 differs from statutory rates primarily due to federal tax credits we take advantage of, primarily as a result of the WOTC program.

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

        We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash provided by operating activities declined significantly to $2.9 million for the fiscal year ended November 3, 2007, compared to $13.2 million for the fiscal year ended October 28, 2006. Net income was the largest significant decline in the source of cash provided from operations as the Company incurred a $1.9 million loss in fiscal 2007 compared with $3.1 million in net income in fiscal 2006.

        Collections of accounts receivable was the largest significant source of cash in fiscal 2007 providing $3.0 million in fiscal 2007. Collections of accounts receivable, however, were down significantly from the $7.5 million in fiscal 2006. Accounts receivable from our domestic business provided $5.4 million, after taking into account bad debt charge offs. Our domestic accounts receivable decreased primarily as a result of the decrease in revenue. We continued to focus our efforts on collection and were successful in reducing our domestic days sales outstanding, measured by dividing our ending accounts receivable balance by total sales multiplied by the number of days in the fiscal year, (DSO) from 45.5 days to 45.0 days. This reduction in accounts receivable was offset by an increase in our foreign receivables in both their local currency and as a result of the decline of the US dollar. Australia and the United Kingdom both saw significant increases in their DSO. Our Australian business saw their DSO in local currency increase from 41.9 days to 49.1 days. This was a result of several new accounts that had 60 day terms and issues with local branch collection efforts. Our United Kingdom receivables, which represent less than 10% of total accounts receivable, increased significantly in their local currency from 43.8 to 55.1 days. Much of the increase occurred because a key employee involved in the collection process was on leave during fiscal year 2007. Additionally, many customers have transitioned to managed accounts which are typically slower pay. Our consolidated DSO for fiscal 2007 was 46.2 days compared to 44.8 days. We continue our efforts to focus on reducing our DSO and believe that we will be successful in reducing DSO both domestically and international in fiscal 2008.

        Cash used for investing activities was $4.3 million in fiscal 2007 as compared to $9.1 million in fiscal 2006. Capital expenditures, which is primarily for BPM system initiatives, other software, computers and peripherals, and office furniture and equipment, was $4.1 million of this amount during fiscal 2007. We continue to invest in enhancements and upgrades to our computer-based technologies. During fiscal 2004, we entered into a license agreement for a domestic BPM system which is being implemented in three phases. The initial phase, which consisted of the human resources system for regular Westaff employees, was successfully implemented in July 2005. The second phase, which includes the core financial systems and the accounts payable module, went live in the beginning of fiscal year 2006. The final phase, which includes fully integrated front office functionality along with payroll and billing for temporary associates was placed in service in the first quarter of 2008. Capital expenditures associated with this system implementation were approximately $1.1 million during fiscal year 2007. In addition, we made certain technology infrastructure upgrades in our Australian operation during fiscal 2006 and implemented a new front office system in our United Kingdom operation in the second quarter of fiscal 2007. Our current credit agreement currently allows up to a maximum of $6.0 million in capital expenditures for fiscal year 2008.

        The major decrease in cash used for investing activities was the result of an acquisition of a Westaff franchise location in Houston, Texas in fiscal 2006 for $3.8. The terms and conditions of the preexisting relationship were consistent with other relationships we have with other franchisees, and accordingly no settlement gain or loss was recorded. The transaction resulted in us recording $3.4 million of franchise rights, $0.1 million of non-compete agreements, and $0.3 million of goodwill.

        We have generated cash in the past through sales of Company-owned offices to franchise owners or sales of franchise agent and license offices back to the franchise agent or license owner. In the first quarter of fiscal 2005, we sold one of our franchise agents' operations back to the franchise agent for cash proceeds of $1.0 million. We secured the franchise agents' note payable obligation to the bank that funded the purchase through a $1.0 million letter of credit that declines as the note obligation is paid by the franchise agent. As of November 3, 2007, the balance on the letter of credit was $0.6 million. The original terms of the bank note provided for full repayment on December 5, 2007. The Company made a demand for a return of the letter of credit which was cancelled in the first quarter of fiscal 2008. The $1.0 million gain on the sale of the franchise operations was originally deferred because of our guaranty arrangement. The unrecognized gain will be recognized in the first quarter of fiscal 2008.

        Cash provided from financing activities was $0.9 million in fiscal 2007 compared to amounts used in financing activities of $3.6 million in fiscal 2006. In fiscal 2007 we increased our net borrowings under the GE Capital credit facility by $1.1 million as a result of our net increase in accounts receivable, while our decrease in accounts receivable in fiscal 2006 provided excess funds that allowed us to have a net reduction under our GE Capital credit facility of $3.9 million.

        In May 2002, we entered into agreements with GE Capital, as primary agent, to provide senior secured multicurrency credit facilities that originally expired in May 2007. The credit facility comprised a five-year syndicated Credit Agreement (the "Multicurrency Credit Agreement") consisting of a $50.0 million U.S. Revolving Loan Commitment, a £2.74 million U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan, which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the "A$Facility Agreement") was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the A$Facility Agreement).

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

        On January 25, 2007, we and our lenders executed an amendment to the A$Facility Agreement, which extended the agreement for two additional years to May 2009.

        On May 24, 2007, we and our lenders executed an 11th Amendment to the Multicurrency Credit Agreement. The expansion of the Board of Directors on May 9, 2007 from four to nine constituted a change of control as defined by the Multicurrency Credit Agreement which by operation of the Agreement constituted a default event. The amendment waived the default and waived the EBIDTA covenant for the quarter ended April 14, 2007.

        As of November 3, 2007, our total borrowing capacity was $19.1 million consisting of $9.3 million for the domestic operations $5.8 million for Australia and $4.0 million for the United Kingdom.

        Our credit facilities with GE Capital as amended, required a minimum adjusted EBITDA of $9.5 million for the trailing 13 periods and a minimum fixed charge ratio of 1.25. We failed to meet the EBITDA requirement at the end of our Fiscal Quarter ended July 7, 2007 and failed the Minimum Fixed Charge Coverage Ratio for the trailing 13 fiscal periods ended August 4, 2007 and September 1, 2007.

        We entered into a 120 day Forbearance Agreement, Limited Waiver and Consent of Guarantors ("Forbearance Agreement") with GE Capital, on October 18, 2007, which required us to maintain a minimum Borrowing Availability no less than $1.0 million for more than two consecutive business days for the first 60 days from the date of the Forbearance Agreement. Following the initial 60 day period and continuing until February 15, 2008 ("Forbearance Period"), the Company is required to maintain a ten business day rolling average borrowing availability of at least $8.0 million, which is measured every seven days. The Forbearance Agreement also waived both the Minimum Fixed Charge Coverage Ratio covenant during the Forbearance Period and the EBITDA requirement, however, the Company is required to meet a minimum EBITDA of $1.0 million for fiscal 2007 as defined in the GE Capital Credit Agreement.

        At fiscal year end 2007, we met the initial borrowing availability test required during the initial 60 days. We achieved the minimum EBITDA $1.0 million requirement under the Forbearance Agreement. Our borrowing availability as calculated under the agreement fluctuates based on a number of business conditions and factors. We failed to meet the $8.0 million minimum availability requirement contained in the Forbearance Agreement for four testing periods. The dates and the amounts by which we failed to achieve the requirement are noted below:

Date of test	$ Availability Amount per Agreement (in thousands)	$ Amount of shortfall to Covenant (in thousands)
January 2, 2008	$7,927	$73
January 16, 2008	7,349	651
January 23, 2008	6,877	1,123
January 30, 2008	6,704	1,296

        We have had preliminary discussions with GE Capital regarding obtaining a waiver from our forbearance events of default (availability test requirements as previously noted), as well as in pursuing alternative financing arrangements, upon the expiration of our Forbearance Agreement on February 15, 2008. Although no written communications have been exchanged by either party in this matter, the extension of such forbearance is subject to negotiation, which includes the possibility of additional fees and covenant requirements. The specific terms of such extension would be subject to negotiation with GE Capital. At the date of termination of the Forbearance Agreement, and assuming no extension had been agreed, GE Capital could proceed to exercise any and all of their respective rights and default related remedies, as specified under the Credit Agreement. Such remedies include the right to cancel our standby letters of credit that secure our workers compensation obligations and limit our ability to continue borrowing funds pursuant to the credit facility. In addition, GE Capital can require immediate repayment of all outstanding amounts borrowed under the revolving credit line.

        We have also been engaged in active negotiations with another large financial institution (ABL lender) to refinance the existing multi-currency agreement with similar limits and collateralization. We entered into a term sheet in late 2007 with this ABL lender and have made significant progress in working through loan documents. We have agreed in principle to the major terms of the agreement, and anticipate closing such arrangement in February of 2008.

        We have an unsecured subordinated promissory note payable to our former principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with an original maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under our credit facilities plus seven percent (14.50% at November 3, 2007), compounded monthly and payable 60 calendar days after the end of each of our fiscal quarters. Payment of interest is contingent on us meeting minimum availability requirements under our credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Following our default at the end of third quarter fiscal 2007 GE Capital elected to prohibit the repayment of the note at its maturity and has denied our request to pay quarterly interest. Interest expense on this note for fiscal 2007 was $0.3 million of which $0.1 million was accrued but unpaid at year end. The Company believes its initiatives in 2008 will allow it meet the required covenants after the Forbearance Period and continues to show the unpaid note as a current liability on the balance sheet.

        In February 2004, we completed the sale of our former corporate headquarters' building for cash proceeds of $1.9 million. The proceeds were used to pay down outstanding borrowings under our revolving credit facilities. We have an outstanding $0.7 million irrevocable standby letter of credit as a security deposit for the December 2002 sale leaseback of the land and buildings housing our administrative offices.

        We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the U.K. or Australian operations; however, we may request dividends from the U.K. The U.S. can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was $5.0 million as of November 3, 2007 and $4.2 million as of October 28, 2006.

        We are responsible for and pay workers' compensation costs for our domestic temporary and regular employees and are self-insured for the deductible amount related to workers' compensation claims to a limit of $500,000 per claim for fiscal years 2007, 2006 and 2005. Generally speaking, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash. In November 2007, our insurance carrier reduced our collateral requirements by reducing the requirement for standby letters of credit from $35.3 million to $27.3 million.

        Under the terms of our 2007 policy year agreement, we made cash premium payments totaling $4.8 million, paid in equal monthly installments, which commenced on November 1, 2006.

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

        For our 2008 policy year insurance program, we anticipate total cash premium payments of $4.2 million will be paid during fiscal 2008 in equal monthly installments, which commenced on November 1, 2007. Cash payments for 2008 policy year claims will be paid directly by us up to our deductible which was increased from $500,000 per claim to $750,000 per claim for fiscal 2008. As of January 2007, we had outstanding $27.3 million of letters of credit to secure all estimated outstanding obligations under our workers' compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

        We calculate the estimated liabilities associated with these programs based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us ("IBNR claims") as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers, insurers and actuary, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs. Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

        We continue to evaluate other opportunities to further strengthen our financial position. However, we believe that if we are able to complete our proposed financing transaction it will provide us with sufficient borrowing capacity, together with cash generated through our operating performance, to meet our working capital needs for the foreseeable future.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        The following summarizes our contractual cash obligations in future fiscal year (in millions) as of November 3, 2007:

	Payment Due by Period
Contractual Obligations	Total	Less than one fiscal year	1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years
Credit facilities(1)	$6.8	$6.8	$—	$—	$—
Promissory note(2)	2.0	2.0	—	—	—
Operating leases	11.8	4.3	6.0	1.5	—
Workers' compensation policy year 2008(3)	4.2	4.2	—	—	—
Capital leases—principal	1.3	0.5	0.8	—	—
Capital leases—interest	0.2	0.1	0.1	—	—

Total Contractual Obligations	$26.3	$17.9	$6.9	$1.5	$—

(1)
The credit agreement expires in May 2009, but our lenders could require accelerated payment of amounts outstanding under the credit facilities in the event of default on on one or more of the debt covenants contained therein

(2)
Payments under the promissory note are subject to certain restrictions regarding borrowing capacity and compliance within our senior secured credit facilities

(3)
Workers' compensation obligations for policy year 2008 reflect the minimum amount due for premiums only. We self insure for workers compensation and pay claims as incurred

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At November 3, 2007 our outstanding debt under variable-rate interest borrowings was approximately $8.8 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

        For the fiscal year ended November 3, 2007, our international operations comprised 25.3% of our revenue and, as of the end of that period, 22.4% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated at Item 15(a).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company previously disclosed the change in its independent accountants on Form 8-K originally filed on May 9, 2007 as amended by Form 8-K/A on May 17, 2007.

ITEM 9A.    CONTROLS AND PROCEDURES.

        We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rules 13a - 15(e) and 15d -15(e) under the Securities Exchange Act of 1934 as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 3, 2007 (the end of the period covered by this report) our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There was no change in our internal control over financial reporting that occurred during the fiscal year ended November 3, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders. We have adopted a Code of Ethics that applies to all our principal executive, financial and accounting officers. The Code of Ethics is posted on our website at www.westaff.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply, by posting such information on our website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, Westaff, Inc., P.O. Box 9280, Walnut Creek, CA 94598.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        Our wholly-owned subsidiary known as Westaff (USA), Inc., a California corporation ("Westaff (USA)") executed an unsecured subordinated promissory note dated April 1, 2002, payable to W. Robert Stover, its former principal stockholder and Chairman of the Board of Directors, in the amount of $2.0 million. The initial term of the note was one year with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002, the note was amended and restated to extend the maturity date to August 18, 2007. Additionally, the interest rate and payment schedule were amended to a rate equal to the U.S. Index Rate as calculated under our Multicurrency Credit Agreement with General Electric Capital Corporation ("Credit Agreement"), plus seven percent, compounded monthly payable 60 calendar days after the end of each of our fiscal quarters. The interest rate in effect on November 3, 2007, was 14.50%. Payment of principal and interest is contingent on us meeting minimum availability requirements under our credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. Following our default at the end of third quarter fiscal 2007 GE Capital elected to prohibit the repayment of the note at its maturity and has denied our request to pay quarterly interest. Interest expense on this note for fiscal 2007 was $0.3 million of which $0.1 million was accrued but unpaid at year end. The Company believes its initiatives in 2008 will allow it it meet the required covenants after the Forbearance Period and continues to show the unpaid note as a current liability on the balance sheet.

        Any future transactions between us and our officers, directors, and affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents have been filed as a part of this Annual Report on Form 10-K.

2.
Financial Statement Schedules.

        All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.
Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description
3.1.	Fifth Amended and Restated Certificate of Incorporation.(5)
3.2.4	Amended and Restated Bylaws, effective March 1, 2004.(9)
3.2.5	Amendments to the Company's Amended and Restated Bylaws.(26)
4.1.1	Form of Specimen Certificate for the Company's Common Stock.(2)
10.1.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.1.2	Governance Agreement dated as of April 30, 2007 by and among the Company, Michael T. Willis and W. Robert Stover.(28)
10.1.3	Amendment No. 1 to the Governance Agreement dated as of June 2007 by and among the Company and DelStaff, LLC
10.1.4	Amendment No. 2 to the Governance Agreement dated as of January 2008 by and among the Company and DelStaff, LLC
10.1.5	Resignation letter of Jack D. Samuelson dated August 17, 2007.(40)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)
10.3.4	Employment Agreement with W. Robert Stover.(2)
10.3.5	Employment Contract between the Company and Dirk A. Sodestrom.(3)
10.3.5.1	First Amendment to Employment Contract by and between Westaff Support, Inc. and Dirk A. Sodestrom.(7)

10.3.5.2	Second Amendment to Employment Contract by and between Westaff Support, Inc. and Dirk A. Sodestrom.(11)
10.3.9
Addendum made the 26th day of January 2005 to agreement between Westaff (UK) Limited ("the Company") and Patricia M. Newman ("the Employee") supplemental to an agreement made as of the 1st day of December 1998 between the Company and the Employee, an addendum made as of the 4th day of February 1999 between the Company and the Employee, a letter dated the 3rd day of April 2001 from Bob Stover to Employee; and a memorandum dated the 23rd February 2004 between the Company and the Employee.(12)
10.3.9.1	Employment Agreement executed on April 7, 2005 between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(14)
10.3.9.2	Transition and Release Agreement dated as of April 30, 2007 by and among Westaff Support, Inc., Westaff, Inc. and Patricia M. Newman.(35)
10.3.9.3	Notice of Restricted Stock Award and Restricted Stock Agreement dated April 7, 2005.(14)
10.3.9.4	Notices of Grant of Stock Option dated April 7, 2005 (replaces Exhibit 10.3.9.3).(14)
10.3.9.5	First Amendment to Employment Agreement between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(16)
10.3.10.1
Third Amendment to Employment Contract by and between the Company and Stephen Russo dated August 17, 2005, Second Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, First Amendment to Employment Contract by and between the Company and Stephen Russo dated July 1, 2004, and Employment Contract by and between the Company and Stephen Russo dated July 1, 2004.(16)
10.3.11.1	Employment Agreement dated as of February 20, 2001, by and between John P. Sanders and the Company.(18)
10.3.11.2	Key Employee Transition Compensation Plan, dated as of September 20, 2004, by and between John P. Sanders and the Company.(18)
10.3.11.3	First Amendment to Employment Contract executed on April 21, 2006, by and between John P. Sanders and the Company.(21)
10.3.11.4	Retention Agreement dated as of May 10, 2007 by and among Westaff, Inc., Westaff (USA), Inc., Westaff Support, Inc. and John P. Sanders.(36)
10.3.12.1	Employment Agreement dated as of March 20, 2006, by and between Matthew G. J. Parker and the Company.(18)
10.3.12.2	First Amendment to Westaff Employment Contract executed on April 24, 2006, between Matthew G. J. Parker and the Company.(21)
10.3.13.1	Employment Agreement dated as of November 28, 2006 by and between Jeffrey A. Elias and Westaff Support, Inc.(25)
10.3.13.2	Retention Agreement dated as of April 30, 2007 by and among Westaff, Inc., Westaff (USA), Inc., Westaff Support, Inc. and Jeffrey A. Elias.(37)
10.3.13.3	First Amendment to Employment Agreement by and between Jeffrey A. Elias and Westaff Support, Inc. dated as of August 1, 2007.(39)

10.3.13.4	Letter Agreement dated November 19, 2007 by and between Jeffrey A. Elias and the Company
10.3.14.1	Employment Agreement dated as of August 14, 2006 by and between Westaff Support, Inc. and Eric Person.(25)
10.3.14.2	Addendum to Employment Contract by and between Westaff Support, Inc. and Eric Person dated as of April 12, 2007.(27)
10.3.14.3	Retention Agreement dated as of April 30, 2007 by and among Westaff, Inc., Westaff (USA), Inc., Westaff Support, Inc. and Peter Eric Person.(38)
10.3.15	Executive Employment Agreement dated as of June 1, 2007 by and between Michael T. Willis and the Company.(34)
10.3.16.1	Employment Offer Letter dated August 2, 2007, by and between Dawn Jaffray and the Company.
10.3.16.2	Employment Contract dated as of August 2, 2007 by and between Westaff (USA), Inc./Westaff Support and Dawn Jaffray.
10.3.17	Employment Contract dated as of August 27, 2007 by and between Westaff (USA) Inc./Westaff Support, Inc. and Phillip Bland.(41)
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.(11)
10.8.20	Credit Agreement dated as of May 17, 2002.(4)
10.8.20.1	First Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors.(5)
10.8.20.2	Second Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(6)
10.8.20.3	Third Amendment to Multicurrency Credit Agreement, Limited Waiver and Consent of Guarantors.(7)
10.8.20.4	Fourth Amendment to Multicurrency Credit Agreement, Limited Waivers and Consent of Guarantors.(8)
10.8.20.5	Fifth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(10)
10.8.20.6	Sixth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(13)
10.8.20.7	Seventh Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(15)
10.8.20.8	Eight Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(17)
10.8.20.9	Ninth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(22)
10.8.20.10	Tenth Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(24)
10.8.20.11	Eleventh Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(32)
10.8.20.12	Eleventh Amendment to Multicurrency Credit Agreement and Consent of Guarantors.(33)
10.8.21	Deed of Trust, Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing effective as of May 17, 2002.(4)
10.8.22	Pledge Agreement dated as of May 17, 2002.(4)

10.8.23	Security Agreement dated as of May 17, 2002.(4)
10.8.24	Parent Guaranty dated as of May 17, 2002.(4)
10.8.25	Subsidiary Guaranty dated as of May 17, 2002.(4)
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002.(4)
10.8.27	Unsecured Subordinated Draw Down Note dated September 25, 2003.(7)
10.8.28	Forbearance Agreement, Limited Waiver and Consent of Guarantors dated as of October 18, 2007 by and among the Company, General Electric Capital Corporation, and Bank of America, N.A.(42)
10.11	Westaff, Inc. Employee Stock Purchase Plan.(3)
10.11.3	International Employee Stock Purchase Plan(3)
10.11.4	Westaff, Inc. Employee Stock Purchase Plan (as Amended and Restated July 26, 2006).(23)
10.11.5	Westaff, Inc. International Employee Stock Purchase Plan (as Amended and Restated July 26, 2006).(23)
10.12	Westaff Key Employee Transition Compensation Plan.(11)
10.13	Form of Employment Contract with Certain Named Executive Officers.(3)
10.14.1	Westaff, Inc. 2006 Stock Incentive Plan.(20)
10.14.2	Westaff, Inc. 2006 Non-Employee Director Option Program.(20)
10.14.3	Form Notice of Stock Option Award and Stock Option Award Agreement.(20)
10.14.4	Form Notice of Non-Qualified Stock Option Award and Stock Option Award Agreement.(20)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
24.1	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Mutual Release, dated as of March 31, 2006, by and between Dirk A. Sodestrom and the Company.(19)

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

(8)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 24, 2004.

(9)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated March 1, 2004.

(10)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 10, 2004.

(11)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated September 20, 2004.

(12)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 20, 2004.

(13)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated January 5, 2005.

(14)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated April 7, 2005.

(15)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated August 19, 2005.

(16)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2005.

(17)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated March 1, 2006.

(18)
Incorporated herein by reference to Exhibits 10.1, 10.2, and 10.3 filed with the Company's Current Report on Form 8-K dated March 24, 2006.

(19)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated March 31, 2006.

(20)
Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with the Company's Current Report on Form 8-K dated April 19, 2006.

(21)
Incorporated herein by reference to Exhibits 10.1 and 10.2 filed with the Company's Current Report on Form 8-K dated April 21, 2006.

(22)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated July 25, 2006.

(23)
Incorporated herein by reference to the Exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

(24)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated January 2, 2007.

(25)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 20, 2007.

(26)
Incorporated herein by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K dated April 12, 2007.

(27)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated April 12, 2007.

(28)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated April 30, 2007.

(29)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated May 9, 2007.

(30)
Incorporated herein by reference to Exhibit 16.01 filed with the Company's Current Report on Form 8-K/A dated May 17, 2007.

(31)
Incorporated herein by reference to Exhibit 16.01 filed with the Company's Current Report on Form 8-K/A dated May 24, 2007.

(32)
Incorporated herein by reference to Exhibit 10.8.20.10 filed with the Company's Current Report on Form 8-K dated May 24, 2007.

(33)
Incorporated herein by reference to Exhibit 10.8.20.10 filed with the Company's Current Report on Form 8-K/A dated June 5, 2007.

(34)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 29, 2007.

(35)
Incorporated herein by reference to Exhibit 10.3.9 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 7, 2007.

(36)
Incorporated herein by reference to Exhibit 10.3.11 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 7, 2007.

(37)
Incorporated herein by reference to Exhibit 10.3.13 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 7, 2007.

(38)
Incorporated herein by reference to Exhibit 10.3.14 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 7, 2007.

(39)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 1, 2007.

(40)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 15, 2007 and the Company's Current Report on Form 8-K/A dated August 15, 2007.

(41)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 27, 2007.

(42)
Incorporated herein by reference to Exhibit 10.8.20.11 filed with the Company's Current Report on Form 8-K dated October 18, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Westaff, Inc.
Walnut Creek, California

        We have audited the accompanying consolidated balance sheet of Westaff, Inc. (the "Company") as of November 3, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westaff, Inc. as of November 3, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        We also have audited the reclassification to the consolidated statement of operations for the years ended October 28, 2006 and October 29, 2005 related to certain bank charges from selling and administrative expenses to interest expense, as described in Note 1. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2005 and 2006 financial statements of the Company referred to above other than with respect to the reclassification and, accordingly, we do not express an opinion or any other form of assurance on the 2006 and 2005 financial statements taken as a whole. The reclassifications had no effect on net income or earnings per share.

        As discussed in Note 10 to the financial statements, the Company is in default on its existing credit facilities and the related limited waiver of default provided by the lender expires on February 15, 2008. Management's plans in regard to this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, effective July 8, 2007, the Company changed its method of quantifying misstatements of prior year financial statements and adopted the dual method as required by the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

BDO Seidman, LLP
San Francisco, California
January 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Westaff, Inc.

        We have audited, before the effects of the reclassifications described in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet of Westaff, Inc. and subsidiaries (the "Company") as of October 28, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 28, 2006 (the fiscal 2005 and 2006 consolidated statements of operations before the effects of the reclassifications discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Westaff, Inc. and its subsidiaries as of October 28, 2006, and the results of their operations (before the effect of the reclassification discussed in Note 1) and their cash flows for each of the two years in the period ended October 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 3 and 14 to the consolidated financial statements, effective October 30, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We were not engaged to audit, review, or apply any procedures to the reclassifications discussed in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such reclassifications are appropriate and have been properly applied. Those reclassifications were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Oakland, California
January 26, 2007

Westaff, Inc.

Consolidated Balance Sheets

	November 3, 2007	October 28, 2006
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,277	$3,545
Trade accounts receivable, net of allowance for doubtful accounts of $1,019 and $811	75,136	76,267
Deferred income taxes	9,688	5,834
Prepaid expenses	5,021	4,732
Other current assets	1,833	4,694

Total current assets	94,955	95,072
Property and equipment, net	16,186	15,046
Deferred income taxes	12,076	12,404
Goodwill	12,628	12,367
Intangible assets	3,695	3,425
Other long-term assets	1,752	951

Total assets	$141,292	$139,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$6,837	$4,790
Current portion of capital lease obligations	544	345
Note payable to related party	2,000	2,000
Accounts payable	2,226	5,245
Accrued expenses	44,044	39,695
Income taxes payable	113	1,105

Total current liabilities	55,764	53,180
Long-term capital lease obligations	752	833
Other long-term liabilities	18,881	19,243

Total liabilities	75,397	73,256

Commitments and contingencies (Notes 3, 15 and 17)
Stockholders' equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued: 16,697,010 shares at November 3, 2007 and 16,561,520 shares at October 28, 2006	167	166
Additional paid-in capital	39,561	38,617
Retained earnings	24,355	27,270
Accumulated other comprehensive income (loss)	1,812	(44)

Total stockholders' equity	65,895	66,009

Total liabilities and stockholders' equity	$141,292	$139,265

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	November 3, 2007	October 28, 2006	October 29, 2005
	(In thousands, except per share amounts)
Revenue	$588,716	$614,950	$612,861
Costs of services	483,055	506,167	507,052

Gross profit	105,661	108,783	105,809
Franchise agents' share of gross profit	17,357	18,157	18,884
Selling and administrative expenses	83,761	80,186	75,926
Depreciation and amortization	3,954	4,811	4,162
Restructuring expenses	3,299	—	—

Operating (loss) income from continuing operations	(2,710)	5,629	6,837
Interest expense	2,836	2,325	2,296
Interest income	(261)	(151)	(148)

(Loss) income from continuing operations before income taxes	(5,285)	3,455	4,689
Income tax provision (benefit)	(3,351)	336	(15,408)

(Loss) income from continuing operations	(1,934)	3,119	20,097
Discontinued operations:
(Loss) from discontinued operations	—	—	(134)
Gain on sale, net of income taxes of $34	—	—	1,163

Total discontinued operations, net of income taxes	—	—	1,029

Net (loss) income	$(1,934)	$3,119	$21,126

(Loss) earnings per share:
Continuing operations
Basic	$(0.12)	$0.19	$1.24

Diluted	$(0.12)	$0.19	$1.23

Discontinued operations—basic and diluted	$—	$—	$0.06

Net (loss) income
Basic	$(0.12)	$0.19	$1.30

Diluted	$(0.12)	$0.19	$1.29

Weighted average shares outstanding—basic	16,625	16,454	16,271

Weighted average shares outstanding—diluted	16,625	16,526	16,420

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Stockholders' Equity

	Common stock				Accumulated other comprehensive (loss) income
			Additional paid-in capital	Retained earnings		Deferred stock compensation
	Shares	Amount					Total
	(In thousands)
Balance at October 30, 2004	16,047	$160	$36,768	$3,025	$(106)	$—	$39,847
Comprehensive income:
Net income	—	—	—	21,126	—	—
Currency translation adjustments	—	—	—	—	(337)	—

Total comprehensive income	—	—	—	—	—	—	20,789

Stock issued under employee stock plans	331	4	826	—	—	(64)	766
Tax benefits from employee stock plans	—	—	209	—	—	—	209
Amortization of deferred stock compensation	—	—	—	—	—	10	10

Balance at October 29, 2005	16,378	164	37,803	24,151	(443)	(54)	61,621
Comprehensive income:
Net income	—	—	—	3,119	—	—
Currency translation adjustments	—	—	—	—	399	—

Total comprehensive income	—	—	—	—	—	—	3,518

Reclassification of deferred stock compensation	—	—	(54)	—	—	54	—
Stock issued under employee stock plans	184	2	563	—	—	—	565
Tax benefits from employee stock plans	—		45	—	—	—	45
Share-based compensation	—	—	260	—	—	—	260

Balance at October 28, 2006	16,562	166	$38,617	$27,270	$(44)	$—	$66,009
Cumulative effect of adjustment from the adoption of SAB No. 108, net of tax (Note 2)	—	—	—	(981)	—	—	(981)
Comprehensive income:
Net loss	—	—	—	(1,934)	—	—
Currency translation adjustments	—	—	—	—	1,856	—

Total comprehensive income	—	—	—	—	—	—	(78)

Stock issued under employee stock plans (net of 204 shares used in cashless exercise)	135	1	350	—	—	—	351
Other	—	—	(8)		—	—	(8)
Share-based compensation	—	—	602	—	—	—	602

Balance at November 3, 2007	16,697	$167	$39,561	$24,355	$1,812	$—	$65,895

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	November 3, 2007	October 28, 2006	October 29, 2005
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(1,934)	$3,119	$21,126
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	—	—	(1,163)
Tax benefits from employee stock plans	—	21	209
Depreciation and amortization	3,954	4,811	4,190
Stock-based compensation	602	260	10
Provision for losses on doubtful accounts	964	192	582
Notes receivable bad debts	110	—	—
Amortization of deferred gain on sale-leaseback	(759)	(745)	(744)
Amortization of debt issuance costs	284	370	597
Deferred income taxes	(4,071)	(1,174)	(16,766)
Income from sales of affiliate operations	(146)	(305)	(605)
(Gain) loss on sale or disposal of assets	141	13	65
Other	(11)	—	—
Changes in assets and liabilities:
Trade accounts receivable	3,043	7,480	(1,511)
Other assets	1,820	(1,675)	(3,901)
Accounts payable and accrued expenses	(620)	(1,699)	5,480
Income taxes payable	(999)	277	151
Other liabilities	518	2,285	(165)

Net cash provided by operating activities	2,896	13,230	7,555

Cash flows from investing activities
Capital expenditures	(4,093)	(5,070)	(7,544)
Payments for purchases of affiliate operations	—	(3,893)	—
Proceeds from sales of affiliate operations	—	161	1,517
Proceeds from sale of discontinued operations, net of cash acquired by purchaser	—	—	1,238
Payments received on notes	402	—	—
Issuance of notes receivable	(311)	—	—
Payments for intangible and other	(291)	—	—
Other, net	(44)	(317)	227

Net cash used by investing activities	(4,337)	(9,119)	(4,562)

Cash flows from financing activities
Net borrowings (repayments) under line of credit agreements	1,146	(3,872)	(7,117)
Principal payments on capital lease obligations	(400)	(339)	(476)
Payment of debt issuance costs	(209)	(22)	(67)
Excess tax benefits from stock-based compensation	—	24	—
Proceeds from issuance of common stock	351	565	764

Net cash provided (used) by financing activities	888	(3,644)	(6,896)

Effect of exchange rate changes on cash	285	64	(76)
Net change in cash and cash equivalents	(268)	531	(3,979)
Cash and cash equivalents at beginning of year	3,545	3,014	6,993

Cash and cash equivalents at end of year	$3,277	$3,545	$3,014

Supplemental disclosures of cash flow information
Interest	$2,184	$1,996	$1,968
Income taxes paid, net	1,274	1,189	685
Supplemental disclosures of non-cash investing and financing activities
Accounts payable for capital expenditures	158	501	1
Market security payment	44	595	—
Equipment purchased with capital leases	518	—	1,405

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

  Translation of foreign currencies

        The functional currency for each of the Company's foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at exchange rates as of the date of the balance sheet and all revenue and expense accounts are translated using weighted average exchange rates for the periods presented. Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders' equity. Aggregate transaction gains (losses) included in determining net income were $185,000, ($9,000) and ($37,000) for fiscal years 2007, 2006 and 2005, respectively, and are included in selling and administrative expenses.

  Discontinued operations

        In June 2005, the Company sold its operations in Norway and Denmark (see Note 6). As a result, the Company has classified these operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the Consolidated Balance Sheets, Statements of Income and notes thereto. Cash flows pertaining to discontinued operations are not disclosed separately in the Consolidated Statements of Cash Flows.

  Reclassifications

        The Company has included as part of interest expense certain amounts paid to GE Capital for letters of credit issued to the Company's insurance carrier to secure liabilities reflected on the balance sheet. These costs are charged based on a percentage of the outstanding letters of credit. These costs during the fiscal years 2006 and 2005 that were originally classified as selling and administrative expenses have been reclassified to interest expense to conform to the fiscal year 2007 presentation. The reclassifications had no change to net income or earnings per share and are shown below:

	Fiscal Year Ended
	October 28, 2006			October 29, 2005
	As originally reported	As reclassified	Change	As originally reported	As reclassified	Change
Selling and administrative expenses	81,270	80,186	(1,084)	76,635	75,926	(709)
Depreciation and amortization	4,811	4,811	—	4,162	4,162	—

Operating (loss) income from continuing operations	4,545	5,629	1,084	6,128	6,837	709
Interest expense	1,241	2,325	1,084	1,587	2,296	709

Net income	3,119	3,119	—	21,126	21,126	—

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Adoption of recent pronouncement

        In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the "rollover" approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the "iron curtain" approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB 108 during the fourth quarter of fiscal 2007.

        In the course of evaluating the provisions of SAB 108, the Company identified the following misstatements as of November 3, 2007. The adoption of SAB 108 resulted in a decrease to opening retained earnings as of October 28, 2006 of approximately $981,000, net of tax. Such errors, which management previously deemed immaterial, were related to the following (presented net of tax):

  •
  Overstated accounts receivable of $33,000, net of tax, related to system conversion error resulting from the accounts receivable ledger and general ledger being out of balance, which arose in fiscal 2006.

  •
  Understated state sales tax accrual of $148,000, net of tax, related to taxable services performed by Westaff employees on behalf of clients in certain states that assess sales tax on certain services, which arose ratably over fiscal 2003 through fiscal 2006.

  •
  Overstated deferred tax asset of $644,000 primarily representing Worker's Compensation insurance deferred tax asset adjustment related to fiscal 2003. Deferred tax assets were overstated as a result of Worker's Compensation temporary differences, representing future tax deductions. The gross deferred tax assets were fully reserved in all years prior to our fiscal year ended 2005.

  •
  Overstated recoverable federal payroll taxes of $101,000, net of tax, based on taxes initially paid in fiscal 2001. In 2004 this amount was no longer recoverable because of the statute of limitations.

  •
  The fiscal 2006 ending employee insurance liability accounts were understated by $122,000, net of tax, for underaccruals pertaining to fiscal year 2006 and 2005.

  •
  Overstatement of software maintenance expense due to an overaccrual of sotware maintenance costs of $32,000, net of tax, per year in fiscal years 2005 and 2006.

  •
  Costs related to services performed for a specific customer were erroneously accrued in 2005 and 2006 based on total business with that customer and not in accordance with the terms of the contract. The amount of erroneously accrued costs for those years resulted in an overstatement of expense of $35,000, net of tax.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies

  Fiscal year

        The Company's fiscal year ends on the Saturday nearest the end of October and consists of either 52 or 53 weeks. The fiscal year ended November 3, 2007 consisted of 53 weeks. For interim reporting purposes, the first three fiscal quarters comprised of 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

  Accounting estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company's financial statements include allowance for doubtful accounts, workers' compensation liabilities and income taxes.

  Fair value of financial instruments

        The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at November 3, 2007 and October 28, 2006 because of the short maturity of these items. The fair value of the Company's debt instruments approximates the carrying value as of November 3, 2007 and October 28, 2006 based on current rates available to the Company for debt with similar terms.

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

  Revenue recognition

        Revenue from the sale of services is recognized at the time the service is performed. The Company maintains an allowance for doubtful accounts on accounts receivable for projected estimated losses. The Company also reserves for billing adjustments, principally associated with overbillings and client disputes, made after year end that relate to services performed during the fiscal year. The estimates are estimated based on historical adjustment data as percent of sales. The Company's revenue is derived from Company-owned operations and affiliate operations, which consist of franchise agents. Our service offerings are focused primarily on placing clerical/administrative and light industrial personnel into both

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

temporary and permanent positions. Gross revenue from temporary personnel placement was 95.9%, 95.9% and 96.5% during fiscal years 2007, 2006 and 2005, respectively.

        The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent", for its presentation of revenue and direct costs. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the statements of income. Revenue and related costs of services generated by both Company-owned offices and franchise agents are included as part of the Company's consolidated revenue and costs of services, respectively, since the Company has the direct contractual relationships with the customers, holds title to the related customer receivables and is the legal employer of the temporary employees.

        The franchise agent acts as the Company's agent and local business representative in a similar manner as a branch manager in Company-owned locations. In the franchise arrangement, all advertising, signage, invoices and correspondence with the customer are in the Company's name. The Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also the employer of all temporary employees in the franchise agents' operations and, as such, is obligated for the temporary employee payroll and related payroll taxes regardless of customer acceptance of the temporary labor services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents' sales represented 26.7%, 27.5% and 28.1% of the Company's total revenue for fiscal 2007, 2006 and 2005, respectively. Franchise agents' share of gross profit represents the net distribution paid to the franchise agent for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

        The Company also previously had a licensing program which was discontinued in fiscal 2007 whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advanced funds to the licensee for payroll, payroll taxes, insurance and other related items. Fees are paid to the Company based either on a percentage of sales or of gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue. Advances to the licensee were secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from the licensee bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. The licensee had no pledged trade receivables at November 3, 2007 and $210,000 at October 28, 2006 as collateral for such advances. Sales generated by licensed offices (and excluded from the Company's revenue) were $0.7 million, $2.4 million and $2.2 million for fiscal 2007, 2006 and 2005, respectively.

        Although the Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training, the Company has not charged or collected such fees during the fiscal years ended 2007, 2006 and 2005, respectively; therefore, there is no recorded fee income of this type included in the Consolidated Statements of Operations for those years.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  Allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on historical experience. A summary of changes in the reserve for fiscal years 2007, 2006 and 2005 is as follows:

Fiscal Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
November 3, 2007	$811	964	756	$1,019
October 28, 2006	$997	192	378	$811
October 29, 2005	$1,085	548	636	$997

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

  Intangible assets

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are evaluated for impairment at a reporting unit level by applying a fair-value based test. The primary other identifiable intangible assets of the Company with indefinite lives are reacquired franchise rights. The Company determined its reporting units as its operating segments under SFAS No. 131.

        The first step in the impairment test compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment is performed to determine the amount of any impairment loss by comparing the implied fair value of the reporting unit's goodwill with the respective carrying value.

        The Company performed its annual impairment evaluations in the fourth quarters of fiscal 2007, 2006 and 2005 with no impairment being identified.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table shows the change to goodwill during the fiscal year ended November 3, 2007:

	Domestic Business Services	Australia	Total
	(In thousands)
Balance at October 29, 2005	$10,797	$973	$11,770
Acquitions of affiliate operations	572	—	572
Effect of foreign currency translation and other	—	25	25

Balance at October 28, 2006	11,369	998	12,367
Acquisitions of affiliate operations	—	—	—
Effect of foreign currency translation and other	—	261	261

Balance at November 3, 2007	$11,369	$1,259	$12,628

        The following table shows the change to acquired intangible assets during the fiscal year ended November 3, 2007:

	Domestic Business Services
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(In thousands)
Amortized intangible assets—Non-compete Agreements
Balance at October 29, 2005	$104	$(96)	$8
Fiscal 2006 acquisitions	70	—	70
Amortization	—	(23)	(23)

Balance at October 28, 2006	174	(119)	55
Fiscal 2007 acquisitions	3	—	3
Amortization	—	(21)	(21)

Balance at November 3, 2007	$177	$(140)	$37

Unamortized intangible assets as of October 28, 2006
Franchise rights (See Note 3)	$3,370
Fiscal 2007 acquisitions	288
Unamortized intangible assets as of November 3, 2007

Franchise rights	$3,658

	(In thousands)
Estimated amortization expense
Fiscal 2008	$20
Fiscal 2009	17

  Long-lived assets

        The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's primary long-lived assets are property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in fiscal years 2007, 2006 or 2005.

  Workers' compensation

        Domestically, the Company is responsible for and pays workers' compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers' compensation claims to a limit of $500,000 per claim. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and may adjust the accruals based on the results of the valuations. As of November 3, 2007 and October 28, 2006 the workers' compensation liabilities were $25.9 million and $24.3 million, respectively, of which $16.0 million at November 3, 2007 and $16.4 million at October 28, 2006 are included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid in the following fiscal year.

        Periodically, the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations under the workers' compensation insurance contracts with Travelers Indemnity Company through the use of irrevocable letters of credit, surety bonds or cash. As of November 3, 2007, the Company had $28.4 million of letters of credit securing its domestic workers' compensation obligations. The Company also maintains a certificate of deposit in the amount of $0.6 to secure its obligation in the state of Washington.

  Income taxes

        The Company records income taxes in accordance with SFAS 109 "Accounting for Income Taxes" which requires an asset and liability approach. This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when it is more likely than not that a deferred tax asset is not realizable in the foreseeable future. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

  Accounting for stock-based compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No 25, "Accounting for Stock Issued to Employees." The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.

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

  Recent accounting pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with FASB No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provisions of FIN 48 will be effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of adoption on the Company's financial position or results of operations.

        In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires registrants to use a combination of two approaches to evaluate the materiality of identified unadjusted errors: the "rollover" approach, which quantifies an error based on the amount of the error originating in the current year income statement, and the "iron curtain" approach, which quantifies an error based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 permits companies to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted SAB 108 during the fourth quarter of fiscal 2007 (See Note 2).

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities. We are

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 at the beginning of fiscal 2008. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

4. Acquisition

        In January 2006, the Company acquired certain assets of Peggy Fruhwirth Enterprises, Inc., previously a Westaff franchise located in Houston, Texas. The Company paid $3.8 million in cash for the assets and the selling shareholders' non-compete agreements, which included a contingent earn-out based on the level of financial performance achieved by the business through July 8, 2006. The Company believes the terms and conditions of the preexisting relationship were consistent with other relationships the Company has with other franchisees, and accordingly has not recorded a settlement gain or loss. The transaction resulted in the Company recording $3.4 million of franchise rights and $65,000 of non-compete agreements (both intangible assets), $344,000 of goodwill and $21,000 of fixed assets. The non-compete agreements are being amortized over 48 months through September 2009, the term of the agreements.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Company Restructuring

        In the third quarter of fiscal 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring charges have been recorded to align the Company's cost structure with changing market conditions and to create a more efficient organization. The Company's restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities. The Company accounted for each of these costs in accordance with FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        In the third quarter of fiscal 2007, we began to make changes to our operations that management believes will significantly reduce our costs. We terminated 86 positions in our field and corporate offices and we closed 26 branch offices. The customers served by our closed offices have been transferred to other offices within the proximity of the closed offices. The detail is as follows:

	Fiscal Year
	November 3, 2007
	Total	Employee reduction	Unrecoverable assets	Facilities
	(In thousands)
Reserve balance—beginning of year
Severence and termination payments paid	1,626	1,626	—	—
Non-cash severence and termination benefits	373	373	—	—
Rent expense under non-cancellable leases reduced by estimated sublease income	1,232	—	—	1,232
Unrecoverable assets	68	—	68

Total restructuring expense	3,299	1,999	68	1,232
Less: Amounts paid or expensed	(2,153)	(1,999)	(68)	(86)

Reserve balance—end of year	1,146	—	—	1,146

        All termination and severance payments have been made. The $373,000 non-cash severance and termination benefits relate to the acceleration of options and restricted stock awards upon the departure of a specific executive.

        The closed branch office leases expire in various periods starting in April, 2008 and through June, 2011 with 42% expiring in 2008 and 32% expiring in 2009. We are currently negotiating with all landlords seeking early termination in exchange for consideration that reflects a discount. Considering these plans, and the terms of the leases we have estimated future sublease income of $265,000 in our restructuring accrual.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Discontinued Operations

        In June 2005, the Company sold its Norway and Denmark operations to Personalhuset AS, a recruitment and staffing company headquartered in Norway, for approximately $2.7 million. Of the total proceeds, approximately $0.2 million was held in an interest bearing escrow account as security for potential Westaff Norway pension claims, which the Company currently estimates to be zero. The escrowed funds, were received in fiscal 2007. The Company recorded a net gain on the sale of $1.2 million in fiscal 2005.

        As required by the terms of the Company's Multicurrency Credit Agreement, the net proceeds on the sale of the Norway and Denmark operations, including the intercompany debt repayment, were used to pay down borrowings on the Company's revolving credit facility. In accordance with EITF 87-24 "Allocation of Interest to Discontinued Operations", the Company allocated interest expense to the discontinued operations of $92,000 for fiscal 2005.

        Summarized financial data on discontinued operations is as follows:

Fiscal Year Ended
October 29, 2005
(In thousands)
Revenue	$7,808
Costs and expenses	7,942

Loss from discontinued operations	$(134)

October 28, 2006
(In thousands)
Accrued expenses	$23

Liabilities of discontinued operations	$23

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Fiscal Year Ended
	November 3, 2007	October 28, 2006	October 29, 2005
	(In thousands, except per share amounts)
(Loss) income from continuing operations	$(1,934)	$3,119	$20,097

Denominator for basic earnings per share—weighted average shares	16,625	16,454	16,271
Effect of dilutive securities—Stock options and awards	—	72	149

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	16,625	16,526	16,420

(Loss) earnings per share from continuing operations
Basic	$(0.12)	$0.19	$1.24

Diluted	$(0.12)	$0.19	$1.23

Antidilutive weighted shares excluded from diluted earnings per share	445	260	85

        Options to purchase 445,000 shares of common stock were outstanding at fiscal year end 2007 and were excluded from the computation of diluted earning per share because they were anti-dilutive due to the Company's net loss in fiscal year 2007.

8. Transactions with Related Parties

        In 2002, the Company executed an unsecured subordinated promissory note payable to its former principal stockholder and Chairman of the Board of Directors in the amount of $2.0 million with an original maturity date of August 18, 2007 and an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The interest rate in effect on November 3, 2007 was 14.50%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the terms of our credit facilities with GE Capital. Following our default at the end of third quarter fiscal 2007, GE Capital exercised their right to prohibit the repayment of the note at its maturity and has denied our request to pay quarterly interest. Interest paid on this note during fiscal 2007, fiscal 2006 and fiscal 2005 was $213,000, $287,000 and $246,000, respectively. $100,000 was accrued but unpaid at the end of fiscal 2007.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	November 3, 2007	October 28, 2006
	(In thousands)
Computer hardware and software	$41,534	$40,012
Computer equiment under capital lease	3,292	2,774
Equipment, furniture and fixtures	16,389	13,813

	61,215	56,599
Less accumulated depreciation and amortization	(45,029)	(41,553)

	$16,186	$15,046

        Included in computer hardware and software is construction in process for information management systems of $6.0 million at November 3, 2007 and $4.8 million at October 28, 2006 related to our billing and temporary payroll system which was placed in service in the first quarter of fiscal 2008.

        Depreciation expense from continuing operations was $4.0 million, $4.8 million and $4.2 million for fiscal years 2007, 2006 and 2005, respectively. Amortization of capital leased equipment included in depreciation expense was $417,000 for fiscal 2007, $329,000 for fiscal 2006 and $456,000 for fiscal 2005.

10. Borrowings Under Revolving Credit Facilities and Loans Payable

        The Company has credit facilities with GE Capital, as primary agent, expiring in May 2009. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $55 million U.S. Revolving Loan Commitment and a £2.74 million U.K. Revolving Loan Commitment secured by all personal and real property. In addition, the Company's Australian subsidiary maintains a A$12 million (Australian) facility agreement (the "A$Facility Agreement") that expires in May 2009 secured by all real and personal property. Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder. Available borrowings are computed based on a percentage of eligible trade accounts receivable as defined in the agreement. The eligible borrowing base at November 3, 2007 were $40.7 million under the U.S. Revolving Loan Commitment, $5.5 million under the U.K. Revolving Loan Commitment and $12.0 million under the A$Facility Agreement. The amounts available at November 3, 2007 reduced by outstanding letters of credit and borrowings were $9.3 million under the U.S. Revolving Loan Commitment, $4.0 million under the U.K. Revolving Loan Commitment and $5.8 million under the A$Facility Agreement.

        On January 2, 2007, the Company and its lenders executed a Tenth Amendment to its Multicurrency Credit Agreement. This amendment reduced the interest rates within the first level of the pricing grid implemented with the Eighth Amendment, resets future minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenants and reduced some of the reporting requirements provided minimum borrowing requirements are met. Further, the amendment extended the credit facility for one additional year to May 2009. The Company was not in compliance with its minimum EBITDA covenant as of the end of the fiscal year 2006, and the amendment included a waiver of this covenant violation.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Borrowings Under Revolving Credit Facilities and Loans Payable (Continued)

        In addition, the Company and its lender executed an amendment to the A$Facility Agreement on January 25, 2007, which extended the Agreement for two additional years to May 2009.

        On May 24, 2007, the Company and its lender executed an Eleventh Amendment to the Multicurrency Credit Agreement, which included a waiver of the Company's failure to comply with the minimum EBITDA covenant as of the end of the second quarter of fiscal 2007, a waiver of a change of control covenant default due to the new composition of the Board of Directors and a reset of all future quarterly EBITDA covenants over the remaining life of the credit facility.

        Our credit facilities with GE Capital as amended, required a minimum adjusted EBITDA of $9.5 million for the trailing 13 periods and a minimum fixed charge ratio of 1.25. We failed to meet the EBITDA requirement at the end of our Fiscal Quarter ended July 7, 2007 and failed the Minimum Fixed Charge Coverage Ratio for the trailing 13 fiscal periods ended August 4, 2007 and September 1, 2007.

        We entered into a 120 day Forbearance Agreement, Limited Waiver and Consent of Guarantors ("Forbearance Agreement") with GE Capital, on October 18, 2007, which required us to maintain a minimum Borrowing Availability no less than $1.0 million for more than two consecutive business days for the first 60 days from the date of the Forbearance Agreement. Following the initial 60 day period and continuing until February 15, 2008 ("Forbearance Period"), the Company is required to maintain a ten business day rolling average borrowing availability of at least $8.0 million, which is measured every seven days. The Forbearance Agreement also waived both the Minimum Fixed Charge Coverage Ratio covenant during the Forbearance Period and the EBITDA requirement, however, the Company is required to meet a minimum EBITDA of $1.0 million for fiscal 2007 as defined in the GE Capital Credit Agreement.

        At fiscal year end 2007, we met the initial borrowing availability test required during the initial 60 days. We achieved the minimum EBITDA $1.0 million requirement under the Forbearance Agreement. Our borrowing availability as calculated under the agreement fluctuates based on a number of business conditions and factors. We failed to meet the $8.0 million minimum availability requirement contained in the Forbearance Agreement for four testing periods. The dates and the amounts by which we failed to achieve the requirement are noted below:

Date of test	$ Availability Amount per Agreement (in thousands)	$ Amount of shortfall to Covenant (in thousands)
January 2, 2008	$7,927	$73
January 16, 2008	7,349	651
January 23, 2008	6,877	1,123
January 30, 2008	6,704	1,296

        We have had preliminary discussions with GE Capital regarding obtaining a waiver from our forbearance events of default (availability test requirements as previously noted), as well as in pursuing alternative financing arrangements, upon the expiration of our Forbearance Agreement on February 15, 2008. Although no written communications have been exchanged by either party in this matter, the extension of such forbearance is subject to negotiation, which includes the possibility of additional fees and covenant requirements. The specific terms of such extension would be subject to negotiation with GE Capital. At the date of termination of the Forbearance Agreement, and assuming no extension had been agreed, GE Capital could proceed to exercise any and all of their respective rights and default related remedies, as specified under the Credit Agreement. Such remedies include the right to cancel

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Borrowings Under Revolving Credit Facilities and Loans Payable (Continued)

our standby letters of credit that secure our workers compensation obligations and limit our ability to continue borrowing funds pursuant to the credit facility. In addition, GE Capital can require immediate repayment of all outstanding amounts borrowed under the revolving credit line.

        We have also been engaged in active negotiations with another large financial institution (ABL lender) to refinance the existing multi-currency agreement with similar limits and collateralization. We entered into a term sheet in late 2007 with this ABL lender and have made significant progress in working through loan documents. We have agreed in principle to the major terms of the agreement, and anticipate closing such arrangement in February of 2008.

11. Accrued Expenses

        Accrued expenses consist of the following:

	November 3, 2007	October 28, 2006
	(In thousands)
Accrued payroll and payroll taxes	$16,356	$15,066
Accrued insurance and workers' compensation	13,048	11,037
Checks outstanding in excess of book cash balances	4,753	5,559
Taxes other than income taxes	4,120	2,919
Franchise commisions payable	1,599	1,201
Reserve for restructuring (Note 5)	1,146	—
Other	3,022	3,913

	$44,044	$39,695

12. Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal year ended
	November 3, 2007	October 28, 2006	October 29, 2005
	(In thousands)
Current:
Federal	$308	$944	$514
State and local	238	229	330
Foreign	174	353	509

	720	1,526	1,353

Deferred:
Federal	(4,204)	(1,457)	(13,497)
State and local	(257)	252	(2,870)
Foreign	390	15	(394)

	(4,071)	(1,190)	(16,761)

Total (benefit) provision for income taxes
from continuing operations	$(3,351)	$336	$(15,408)

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        A reconciliation of income taxes provided at the statutory federal rate (35%) and income taxes reported in the Consolidated Statements of Operations is as follows:

	Fiscal Year Ended
	November 3, 2007	October 28, 2006	October 29, 2005
Income tax provision computed at federal statutory rate	$(1,763)	$1,175	$1,641
Tax credits	(2,538)	(1,802)	(1,046)
Prior year tax return to provision true-up	(309)	(236)	—
Other	(10)	(3)	59
State taxes	(10)	315	286
Valuation allowances (net of state tax effect of $1,043 for 2005)	—	—	(16,681)
Foreign rate differentials	92	122	(89)
Withholding taxes	206	116	118
Permanent differences	981	649	304

Income tax (benefit) provision	$(3,351)	$336	$(15,408)

        The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

	November 3, 2007	October 28, 2006	October 29, 2005
	(In thousands)
Workers' compensation	$10,633	$10,300	$9,336
Tax credits	6,977	3,633	2,242
Federal, state and foreign net operating loss carryforwards	2,075	805	882
Depreciation and amortization	1,443	2,124	2,777
Sales of property	882	1,257	1,653
Accruals relating to discontinued operations	9	1	23
Other liabilities and accruals	(255)	118	135

Net deferred tax asset	$21,764	$18,238	$17,048

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Fiscal year ended
	November 3, 2007	October 28, 2006	October 29, 2005
	(In thousands)
Domestic	$(6,005)	$3,072	$2,535
Foreign	720	383	2,154

(Loss) income from continuing operations before income taxes	$(5,285)	$3,455	$4,689

        During the fourth quarter of fiscal 2005, the Company reversed $16.7 million of its domestic deferred tax asset valuation allowance, as it was determined that it is more likely than not that the deferred tax asset will be realized.

        At November 3, 2007, the Parent had cumulative undistributed earnings from foreign subsidiaries of approximately $3.6 million. Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

        The Company's deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $27,000 expiring during fiscal 2008, $62,000 expiring during fiscal 2009, $6,000 expiring during fiscal 2010, and $1.4 million expiring through fiscal 2027 and $0.6 million with no expiration dates. The Company's deferred tax assets resulting from Work Opportunity Tax Credits and foreign tax credit carryforwards in the amount of $7.0 million expire through 2027.

13. Savings Plans

        The Company has a nonqualified deferred savings plan for highly compensated employees and a 401(k) savings plan for eligible domestic employees. Under both the deferred and 401(k) savings plans for fiscal year 2007 and fiscal year 2006, employees can elect to contribute up to 60% of their eligible annual compensation subject to statutory limits. The Company currently is not providing employer matching contributions.

14. Stockholders' Equity

  Treasury stock

        From time to time, the Company has repurchased shares of its common stock on the open market and may do so in the future subject to limitations contained in our Multicurrency Credit Agreement with GE Capital.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

  Employee stock purchase plan

        In July 2006, the Board of Directors adopted and approved an amendment and restatement of the Company's 1996 Employee Stock Purchase Plan to (i) bifurcate the Purchase Plan into the Company's Employee Stock Purchase Plan and the Company's International Employee Stock Purchase Plan, (together the "Purchase Plans"), (ii) extend the term of the Purchase plans to the last business day of January 2017, (iii) expand the actions that we can take in connection with a "Corporate Transaction" and (iv) modify the participating subsidiaries to these Purchase Plans to cover the employees of certain of our subsidiaries. In addition, effective for purchase periods commencing on and after August 1, 2006, the purchase price for shares purchased under the Purchase Plans will equal 90% of the lower of (i) the fair market value at the beginning of the purchase period or (ii) the fair market value on the last day of the purchase period. Under the Purchase Plans, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company's common stock during each semiannual purchase period. The Purchase Plans provide for the issuance of up to 750,000 shares of the Company's common stock. As of November 3, 2007, shares issued under the Purchase Plans totaled 663,457. The remaining shares available under the Plan are available only to international employees.

  Stock option plan

        The Company's 1996 Stock Option/Stock Issuance Plan terminated in April 2006. In April 2006, the stockholders approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Incentive stock options may be granted at a price not less that 100% of the fair market value of the Company's common stock at the date of grant. Although nonqualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date of grant, the Company has historically issued option grants with exercise prices equal to fair market value on the date of grant. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in 36 equal monthly installments. No option may have a term in excess of 10 years. As of November 3, 2007 there were 1.5 million shares available for issuance under this plan and 356,500 options or stock appreciation rights were outstanding under this plan.

        In April 2005, the Company granted 20,000 restricted shares of its common stock to its former President and Chief Executive Officer under the 1996 Stock Option/Stock Issuance Plan. The original terms of the grant provided that 5,000 shares were to vest at the end of each of the Company's fiscal years 2006 and 2007 provided certain performance criteria were met, with the remainder vesting in fiscal 2008. The terms of the grant for 2006 were not met for fiscal 2006 and were originally deferred to fiscal 2008.

        In May, 2007 as part of the Shareholder Transaction the restrictions associated with the 20,000 shares granted to the former President and Chief Executive Officer were lifted and the 20,000 shares were issued. The Company also accelerated the vesting of all outstanding options to the former President and Chief Executive Officer which were exercised in the fourth quarter of fiscal 2007, resulting in expense of $373,000 recorded as restructuring expense.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

        The following table summarizes the stock option transactions under the Company's plan:

	November 3, 2007		October 28, 2006		October 29, 2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(In thousands, except for exercise prices)
Options outstanding, beginning of year	417	$3.39	640	$3.69	1,035	$3.07
Granted at market value	366	4.37	9	4.05	219	3.33
Exercised	(314)	3.19	(143)	3.04	(281)	2.40
Cancelled	(24)	5.42	(89)	6.17	(333)	2.61

Options outstanding, end of year	445	$4.23	417	$3.39	640	$3.69

Options exercisable, end of year	89	$3.64	242	$3.42	354	$4.02

Options available for grant, end of year	1,144		1,500		1,482

Total options authorized	1,589		1,917		2,424

Weighted average fair value of options
granted during the year:		$2.70		$3.68		$3.08

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

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock through the date of grant. In a private transaction in February 2007, W. Robert Stover, Westaff's founder and former Chairman of the Board of Directors, sold all of his common stock in Westaff, representing approximately 49.6% of the outstanding common stock to DelStaff, LLC, a Delaware limited liability company ("DelStaff"). Prior to the sale the Company used historical data to estimate the options' expected term, which represented the period of time that options granted were expected to be outstanding. Subsequent to the sale, the Company accelerated the options of the former President and Chief Executive Officer who held 225,000 of the outstanding options at the beginning of the year. These options were exercised late in fiscal year 2007. An additional 93,000 options of the 417,000 outstanding at the beginning of the year were also exercised or cancelled. 337,500 of the 366,000 options granted in fiscal year 2007 were issued following the sale to DelStaff. These new options to selected employees typically have a seven year life while the options issued prior to the sale typically had a 10 year life. The Company has applied the provisions of SAB 107 and SAB 110 in electing the simplified method for determining the expected life of options granted subsequent to the date of the shareholder transaction.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

        The risk-free interest rate used is based on the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the option.

	Years Ended
	November 3, 2007	October 28, 2006	October 29, 2005
Expected life (years)	5	6	6
Risk-free interest rate	4.6%	4.9%	4.2%
Volatility	71%	133%	140%
Dividend yield	None	None	None

        The total intrinsic value of options exercised was $248,000, $148,000 and $592,000 during the years ended November 3, 2007, October 28, 2006 and October 29, 2005, respectively. The Company issues new shares upon the exercise of options.

        The following table summarizes information about stock options outstanding November 3, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
	(In thousands, except for years and exercise prices)
$2.20 - 4.02	124	$5.86	$3.40	74	$2.98
$4.05 - 4.14	14	7.86	4.08	9	4.05
$4.34 - 4.34	267	7.90	4.34	—	—
$4.35 - 6.00	37	8.75	5.24	3	6.00
$6.17 - 16.17	3	0.39	16.17	3	16.17

$2.20 - 16.17	445	$7.35	$4.23	89	$3.64

        The total intrinsic value of stock options outstanding and stock options exercisable as of November 3, 2007 was $49,000. The intrinsic value is calculated as the difference between the market value as of November 3, 2007 and the exercise price of the shares. The market value as of November 3, 2007 was $3.61 as reported by the NASDAQ Global Market System. As of November 3, 2007, total deferred compensation cost related to nonvested stock options and awards not yet recognized is $805,000, which is expected to be recognized over a weighted-average remaining term of 3.5 years. The total number of in-the-money options exercisable as of November 3, 2007 is 66,000.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stockholders' Equity (Continued)

        During fiscal 2007, the Company recognized $602,000 in compensation expense related to options granted to employees and directors. $373,000 of the amount recognized in fiscal 2007 related to the acceleration of options granted to the former President and Chief Executive Officer and are included in restructuring expenses. The remaining balance of stock-based compensation expense of $229,000 is included in selling and administration expense.

        The following table represents pro forma net income and pro forma earnings per share for the years ended October 29, 2005 had compensation cost been determined using the fair value method:

Fiscal Year Ended
October 29, 2005
(In thousands, except per share data)
Net income as reported	$21,126
Employee stock-based compensation expense determined under the fair value based method	(223)

Pro forma net income	$20,903

Earnings per share as reported
Basic	$1.30

Diluted	$1.29

Pro forma earnings per share
Basic	$1.28

Diluted	$1.27

        As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended November 3, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company's pro forma information required under SFAS 123 for the periods prior to October 28, 2006, the Company accounted for forfeitures as they occurred.

15. Leases

        The Company leases real and personal property under operating leases with terms generally ranging from one to five years. Some of these leases have renewal options and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense from continuing operations, including month-to-month rentals, amounted to $6.8 million in fiscal 2007, $6.3 million in fiscal 2006, and $6.1 million in fiscal 2005. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

        In fiscal 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices' land and buildings. The lease, which is being accounted for as

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Leases (Continued)

an operating lease, has a term of seven years with an option to renew for an additional five years. In connection with the lease agreement, the Company issued a $700,000 irrevocable standby letter of credit as a security deposit.

        Future minimum lease payments for all non-cancelable operating leases at November 3, 2007 are as follows:

(In thousands)
Minimum lease payments:
Fiscal 2008	4,271
Fiscal 2009	2,869
Fiscal 2010	1,993
Fiscal 2011	1,091
Fiscal 2012	549
Thereafter	997

Total minimum lease payments	$11,770

        The following is a summary of future minimum payments under capitalized leases, primarily for information technology equipment, at November 3, 2007:

(In thousands)
Minimum lease payments:
Fiscal 2008	$691
Fiscal 2009	650
Fiscal 2010	164

Total minimum lease payments	1,505
Less amount representing interest	(209)

Present value of net minimum lease payments	1,296
Less current portion of capital lease obligation	(544)

Long-term capital lease obligation	$752

16. Reportable Segments

        The Company has four reportable segments: Domestic Business Services, United Kingdom, Australia and New Zealand. Domestic Business Services provides a variety of temporary staffing and permanent placement services, primarily in clerical and light industrial positions, through a network of Company-owned and franchise agent offices. The segment consists of four geographically diverse company regions under the direction of regional vice presidents and one combined franchise region, which together comprise a single reportable operating segment as such term is defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Revenue from the Domestic Business Services operating segment is derived wholly from the United States and its territories. The international operating segments comprise Company-owned offices, primarily providing clerical and light industrial temporary staffing and permanent placement services. The Company employs a managing director who oversees operations in the United Kingdom, Australia and New

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Reportable Segments (Continued)

Zealand. Revenue is attributed to each country based on the location of the respective country's principal offices.

        The Company evaluates the performance of and allocates resources to the reportable segments based on operating income. The accounting policies of the segments are the same as those described in Note 3. Certain operating expenses of the Company's corporate headquarters, which are included in Domestic Business Services, are charged to the international entities in the form of royalties. Domestic assets relating to the generation of the royalties, primarily property, plant and equipment, have not been allocated due to impracticality and are not considered material for purposes of assessing performance and making operating decisions.

        The following summarizes reporting segment data for fiscal years 2007, 2006 and 2005:

	Fiscal Year Ended November 3, 2007
	Domestic Business Svcs	United Kingdom	Australia	New Zealand	Adjustments(1)	Consolidated
	(In thousands)
Revenue	$439,822	$44,753	$96,822	$7,319		$588,716

Restructuring expenses	$3,111	$—	$188	$—		$3,299

Operating income (loss) from continuing operations as reclassifed (Note 1)	$(4,013)	$101	$1,044	$158		$(2,710)

Depreciation and amortization	$3,149	$416	$356	$33		$3,954

Purchases of fixed assets	$3,343	$597	$137	$16		$4,093

Total long-lived assets	$29,245	$900	$2,292	$72		$32,509

Total assets	$116,543	$10,633	$19,234	$1,697	$(6,815)	$141,292

	Fiscal Year Ended October 28, 2006
	Domestic Business Svcs	United Kingdom	Australia	New Zealand	Adjustments(1)	Consolidated
	(In thousands)
Revenue	$482,153	$41,140	$85,538	$6,119		$614,950

Operating income from continuing operations as reclassifed (Note 1)	$4,697	$871	$(189)	$250		$5,629

Depreciation and amortization	$4,177	$275	$322	$37		$4,811

Purchases of fixed assets	$4,390	$280	$355	$45		$5,070

Total long-lived assets	$27,995	$646	$2,064	$78		$30,783

Total assets	$118,753	$8,462	$16,752	$1,705	$(6,407)	$139,265

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Reportable Segments (Continued)

	Fiscal Year Ended October 29, 2005
	Domestic Business Svcs	United Kingdom	Australia	New Zealand	Adjustments(1)	Consolidated
	(In thousands)
Revenue	$470,971	$42,582	$92,026	$7,282		$612,861

Operating income from continuing operations as reclassifed (Note 1)	$4,104	$1,133	$1,040	$560		$6,837

Depreciation and amortization	$3,421	$341	$356	$44		$4,162

Purchases of fixed assets	$7,254	$134	$633	$11	$12	$8,044

Total long-lived assets	$24,291	$601	$1,987	$75		$26,954

Total assets	$115,161	$8,736	$18,126	$1,358	$(4,599)	$138,782

(1)
Adjustments reflect assets related to discontinued operations and elimination of domestic investments in international subsidiaries.

17. Commitments and Contingencies

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers' compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

        During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department ("EDD") that Westaff's domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $900,000, together with interest computed at statutory rates. The Company believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with its outside counsel to resolve this matter. The Company believes that it has strong defenses and legal arguments with respect to the unaccrued assessment and, accordingly, has not accrued for that portion of the assessment as of November 3, 2007.

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

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 3, 2007 and October 28, 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal year ended November 3, 2007
Revenue	$129,949	$129,829	$132,740	$196,198
Gross profit	$22,917	$23,348	$23,881	$35,515
Operating income (loss) from continuing operations	$905	$(474)	$(2,805)	$(336)
Net income (loss)	$404	$(664)	$(2,919)	$1,245

Earnings (loss) per share
Net income (loss)
Basic and Diluted	$0.02	$(0.04)	$(0.18)	$0.08

Fiscal year ended October 28, 2006
Revenue	$138,600	$138,635	$140,859	$196,856
Gross profit	$23,237	$24,076	$25,439	$36,031
Operating income (loss) from continuing operations	$23	$105	$1,717	$3,784
Net income (loss)	$(396)	$(266)	$1,182	$2,599

Earnings (loss) per share
Net income (loss)
Basic	$(0.02)	$(0.02)	$0.07	$0.16

Diluted	$(0.02)	$(0.02)	$0.07	$0.16

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ MICHAEL T. WILLIS Michael T. Willis President and Chief Executive Officer Date: February 1, 2008

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS:

        That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Michael T. Willis and Dawn M. Jaffray the lawful attorney-in-fact, each with full power of substitution, for her or him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAWN M. JAFFRAY Dawn M. Jaffray	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 1, 2008
/s/ PHILLIP B. BLAND Phillip B. Bland	Vice President, Controller (Principal Accounting Officer)	February 1, 2008
/s/ JOHN G. BALL John G. Ball	Director	February 1, 2008
/s/ JOHN R. BLACK John R. Black	Director	February 1, 2008
/s/ JANET M. BRADY Janet M. Brady	Director	February 1, 2008
/s/ WALTER W. MACAULEY Walter W. MaCauley	Director	February 1, 2008
/s/ MICHAEL R. PHILLIPS Michael R. Phillips	Director	February 1, 2008
/s/ DON K. RICE Don K. Rice	Director	February 1, 2008
/s/ RONALD D. STEVENS Ronald D. Stevens	Director	February 1, 2008
/s/ GERALD E. WEDREN Gerald E. Wedren	Director	February 1, 2008

IV-1

QuickLinks

INDEX WESTAFF, INC.
PART I.
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
EQUITY COMPENSATION PLAN INFORMATION
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Westaff, Inc. Consolidated Balance Sheets
Westaff, Inc. Consolidated Statements of Operations
Westaff, Inc. Consolidated Statements of Stockholders' Equity
Westaff, Inc. Consolidated Statements of Cash Flows
Westaff, Inc. Notes to Consolidated Financial Statements
SIGNATURES
POWER OF ATTORNEY