Form 10-K/A
period 2007-11-03
WESTAFF INC
filed 2008-02-07
CIK 931911

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 3, 2007

Commission File Number 000-24990

WESTAFF, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1266151 (I.R.S. Employer Identification No.)
298 NORTH WIGET LANE, WALNUT CREEK, CA 94598-2453 (Address of principal executive offices, including zip code)
(925) 930-5300 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share
Title of class Common Stock. $0.01 par value per share	Name of each exchange on which registered NASDAQ Stock Market LLC (NASDAQ Global Market)

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

        As of April 14, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $46,172,221 based on the closing sale price as reported on the Nasdaq National Market.

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

EXPLANATORY NOTE:

        This Amendment No. 1 to the Annual Report on Form 10-K of Westaff, Inc. (the "Registrant") amends the Registrant's Annual Report on Form 10-K for the fiscal year ended November 3, 2007 that was originally filed with the Securities and Exchange Commission on February 1, 2008 (the "Original Filing"). This Amendment No. 1 is being filed solely to amend the cover page of the Original Filing to correct the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of April 14, 2007. No other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing. This Amendment No. 1 consists solely of the amended cover page, this explanatory note, the signature page and the certifications required to be filed as exhibits hereto.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following exhibits are filed as a part of this Amendment No. 1.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAFF, INC.
By:	/s/ MICHAEL T. WILLIS Michael T. Willis President and Chief Executive Officer Date: February 6, 2008

3

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES