Form 10-Q
period 2008-01-26
WESTAFF INC
filed 2008-03-11
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 26, 2008

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
(Address of registrant’s principal executive offices, including zip code)

(925) 930-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer”, “non-accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 6, 2008
Common Stock, $0.01 par value	16,697,010 shares

WESTAFF, INC. AND SUBSIDIARIES

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	January 26,	November 3,
	2008	2007
	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,446	$3,277
Trade accounts receivable, less allowance for doubtful accounts of $1,324 and $1,019	70,849	76,098
Deferred income taxes	9,685	9,688
Prepaid expenses	3,700	4,059
Other current assets	1,267	1,833
Total current assets	87,947	94,955

Property and equipment, net	15,285	16,186
Deferred income taxes	12,720	12,076
Goodwill	12,567	12,628
Intangible assets	3,690	3,695
Other long-term assets	1,633	1,752
Total Assets	$133,842	$141,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$9,906	$6,837
Current portion of capital lease obligations	562	544
Note payable to related party	2,000	2,000
Accounts payable	4,083	2,226
Accrued expenses	25,585	34,147
Short-term portion of workers compensation	9,311	9,897
Income taxes payable	125	113
Total current liabilities	51,572	55,764

Long-term capital lease obligations	616	752
Long-term portion of workers compensation	16,000	16,000
Other long-term liabilities	2,151	2,881
Total liabilities	70,339	75,397

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,697,010 at January 26, 2008 and November 3, 2007	167	167
Additional paid-in capital	39,635	39,561
Retained earnings	22,460	24,355
Accumulated other comprehensive income	1,241	1,812
Total stockholders’ equity	63,503	65,895
Total Liabilities and Stockholders’ Equity	$133,842	$141,292

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended
	January 26,	January 20,
	2008	2007
	(In thousands, except per share amounts)

Revenue	$116,834	$129,949

Costs of services	96,587	107,032

Gross profit	20,247	22,917

Franchise agents’ share of gross profit	3,397	3,539
Selling and administrative expenses	17,419	17,558
Restructuring benefit	(150)	—
Depreciation and amortization	1,375	915

Operating (loss) income	(1,794)	905

Interest expense	762	571
Interest income	(38)	(35)

(Loss) income before income taxes	(2,518)	369
Income tax (benefit) expense	(623)	(35)

Net (loss) income	$(1,895)	$404

(Loss) earnings per share:
Basic and diluted	$(0.11)	$0.02

Weighted average shares outstanding - basic	16,697	16,590
Weighted average shares outstanding - diluted	16,697	16,658

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	12 Weeks Ended
	January 26,	January 20,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(1,895)	$404
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,375	915
Stock-based compensation	74	41
Provision for losses on doubtful accounts	389	(28)
Amortization of deferred gain on sale-leaseback	(177)	(172)
Amortization of debt issuance costs	68	75
Deferred income taxes	(656)	(244)
Amortization of deferred gain from sales of affiliate operations	(618)	(42)
Loss on sale or disposal of assets	159	2
Changes in assets and liabilities:
Trade accounts receivable	3,968	3,978
Other assets	820	1,630
Accounts payable and accrued expenses	(5,456)	(4,624)
Income taxes payable	13	69
Other liabilities	(1,441)	258

Net cash (used) provided by operating activities	(3,377)	2,262

Cash flows from investing activities
Capital expenditures	(710)	(906)
Payments for the purchase of affiliate operations	31	(140)
Proceeds from sales of affiliate operations	—	10
Other, net	44	17

Net cash used in investing activities	(635)	(1,019)

Cash flows from financing activities
Net borrowings (repayments) under line of credit agreements	3,363	(45)
Principal payments on capital lease obligations	(118)	(75)
Payment of debt issuance costs	(2)	(61)
Proceeds from the issuance of common stock	—	117

Net cash provided from (used in) financing activities	3,243	(64)

Effect of exchange rate changes on cash	(62)	119

Net change in cash and cash equivalents	(831)	1,298
Cash and cash equivalents at beginning of period	3,277	3,545
Cash and cash equivalents at end of period	$2,446	$4,843

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries (together, the Company), as of January 26, 2008 and for the 12-week periods ended January 26, 2008 and January 20, 2007 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as November 3, 2007 presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 3, 2007.  Except as disclosed in Note 2, there were no changes to these policies during the 12-week period ended January 26, 2008. Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12-week period ended January 26, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

Accounts receivable as originally reported on the November 3, 2007 balance sheet have been increased by $961,766 to reflect unbilled amounts to customers related to services performed in the United Kingdom previously included in other current assets.  The Company’s policy is to record as trade accounts receivables, the amounts earned for the final week of the period but not billed to customers.

The Company has included as part of interest expense certain amounts paid to GE Capital for letters of credit issued to the Company’s insurance carrier to secure liabilities reflected on the balance sheet. These costs are charged based on a percentage of the outstanding letters of credit. These costs during the fiscal year 2007 that were originally classified as selling and administrative expenses have been reclassified to interest expense to conform to the fiscal year 2007 presentation. The reclassifications had no change to net income or earnings per share and are shown below:

	12 weeks ended
	January 20, 2007
	As originally reported	As reclassified	Change
Selling and administrative expenses	$17,810	$17,558	$(252)

Operating income from continuing operations	653	905	252

Interest expense	319	571	252
Net income	$404	$404	$—

2.     Adoption of recent pronouncement

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), on November 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. Based on our evaluation, we have concluded that there are no material uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended  2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of November 4, 2007. Effective upon adoption of FIN 48, the Company adopted the method to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at November 4, 2007.

3.     Stock-Based Compensation

Stock options and restricted stock.  In April 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan to replace the 1996 Stock Option/Stock Issuance Plan, which terminated in April 2006. The 2006 Stock Incentive Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. The 2006 Stock Incentive Plan also provides for the automatic grant of stock options to each non-employee director at pre-established times and at a predetermined value. Incentive stock options and non-qualified stock options may be granted at a price not less than 100% (110% for employees what at the time of the grant own stock representing more than 10% of the voting power of all classes of stock) of the fair market value of the Company’s common stock at the date of grant.

The options’ vesting schedules vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with  either 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in 36 equal monthly installments or 25% vesting over four years on the anniversary date of the grant beginning one year after the initial grant date.  No option may have a term in excess of 10 years. As of January 26, 2008, 318,999 options were outstanding under the 2006 Stock Incentive Plan and 83,500 options were still outstanding under the 1996 Plan. The Company may grant restricted shares to officers and employees. The fair value of these shares at the date of grant is expensed on a straight-line basis over the vesting period. No restricted shares have been granted under the 2006 Stock Incentive Plan.

Employee Stock Purchase Plan.  In July 2006, the Board of Directors adopted and approved an amendment and restatement of the Company’s 1996 Employee Stock Purchase Plan. The Purchase Plan was bifurcated into the Company’s Employee Stock Purchase Plan and the Company’s International Employee Stock Purchase Plan, (together the “Purchase Plans”). Under the Purchase Plans, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company’s common stock during each semiannual purchase period. The purchase price for shares purchased under the Purchase Plans is equal to 90% of the lower of the fair market value at the beginning of the purchase period or the fair market value on the last day of the purchase period. The Purchase Plans provide for the issuance of up to 750,000 shares of the Company’s common stock. As of January 26, 2008, shares issued under the Purchase Plans totaled 663,457.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)) using the modified prospective method of adoption, which does not require restatement of prior periods. SFAS 123(R) requires the Company to recognize compensation expense for its stock options, restricted stock awards and employee stock purchase shares outstanding, but not yet vested, as of the date of adoption and for future stock option and award grants and employee stock purchase shares.

The determination of the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares, using the Black-Scholes model, is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

In a private transaction in February 2007, W. Robert Stover, Westaff’s founder and former Chairman of the Board of Directors, sold all of his common stock in Westaff, representing approximately 49.6% of the outstanding common stock to DelStaff, LLC, a Delaware limited liability company (‘‘DelStaff’’). Prior to the sale the Company used historical data to estimate the options’ expected term, which represented the period of time that options granted were expected to be outstanding. Subsequent to the sale, the Company accelerated the options of the former President and Chief Executive Officer who held 225,000 of the outstanding options at the beginning of the year. These options were exercised late in fiscal year 2007. An additional 93,000 options of the 417,000 outstanding at the beginning of the year were also exercised or cancelled. 337,500 of the 366,000 options granted in fiscal year 2007 were issued following the sale to DelStaff. These new options to selected employees typically have a seven year life while the options issued prior to the sale typically had a 10 year life. The Company has applied the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment” and SAB 110 “Share-Based Payment” in electing the simplified method for determining the expected life of options granted subsequent to the date of the shareholder transaction.

The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term. The risk-free interest rates that are used in the valuation models are based upon yields of the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the options. Dividend yield is zero as we did not declare or pay dividends during fiscal 2008 or fiscal 2007, and our current credit facilities prohibit payment of dividends.  We do not currently have plans to declare dividends in future years.

SFAS No. 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company had recognized the impact of forfeitures as they occurred. Now, the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize. All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

The Company did not grant any stock options for the 12-week period ending January 26, 2008, and had no stock issuances from the employee stock purchase plan for the 12-week periods ended January 26, 2008 and January 20, 2007.

The Company recorded stock-based compensation of $74,000 ($30,000 net of related income tax benefit) for the quarter ended January 26, 2008 and $41,000 ($30,000 net of related income tax benefit) for the quarter ended January 20, 2007, which is included in selling and administrative expenses.

The following table summarizes stock option activity for the 12-weeks ended January 26, 2008:

		Weighted average
	Shares	exercise price
	(In 000’s)
Options outstanding at November 3, 2007	445	$4.23
Granted	—	—
Exercised	—	—
Cancelled	(49)	4.30
Options outstanding at January 26, 2008	396	$4.22

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for stock options both outstanding and exercisable as of January 26, 2008:

	Options outstanding			Options exercisable
		Weighted average
Range of		remaining	Weighted average		Weighted average
exercise prices	Shares	contractual life	exercise price	Shares	exercise price
	(In thousands, except for years and exercise prices)

$2.20 - 4.02	118	$5.77	$3.38	68	$2.91
$4.05 - 4.14	14	7.64	4.08	9	4.05
$4.34 - 4.34	230	7.85	4.34	—	—
$4.35 - 6.00	31	8.36	5.17	6	5.22
$16.17 - 16.17	3	0.17	16.17	3	16.17
$2.20 - 16.17	396	$7.20	$4.20	86	$3.64

The total intrinsic value of stock options outstanding and exercisable as of January 26, 2008 and January 20, 2007 was $0.1 million and $0.4 million, respectively.  The intrinsic value is calculated as the difference between the market value as of the fiscal period end and the exercise price of the shares.  The market value as of January 26, 2008 and January 20, 2007 as reported by the NASDAQ Global Market System was $3.76 and $4.96, respectively.  As of January 26, 2008, total deferred compensation cost related to nonvested stock options and awards not yet recognized is $0.7 million, which is expected to be recognized over a weighted-average remaining term of 3.3 years.  The total number of in-the-money options exercisable as of January 26, 2008 is 65,500.

4.              Goodwill and Intangibles

The Company follows the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are evaluated for impairment at a reporting unit level by applying a fair-value based test. The primary other identifiable intangible assets of the Company with indefinite lives are reacquired franchise rights. The Company determined its reporting units as its operating segments under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

The first step in the impairment test compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment is performed to determine the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the respective carrying value.  This test is performed in the fourth quarter of each fiscal year or more frequently when we believe impairment indicators are present.  The Company is currently monitoring its revenue and operating results against its planned results.  Management believes that the decline in revenue during the first quarter of fiscal year 2008 is not indicative of expected future results, but will continue to monitor results during the next few quarters.  A continued decline in revenues and operating results may be impairment indicators that necessitate a valuation in a period earlier than the annual testing date in the fourth quarter.

The Company most recently performed its annual impairment evaluation in the fourth quarter of the 2007 fiscal year.  No impairment charges were made as a result of the evaluation. The following table show the change to goodwill during the first quarter of fiscal 2008.

	Domestic
	Business Services	Australia	Total
	(In thousands)
Balance at November 3, 2007	$11,369	$1,259	$12,628
Effect of foreign currency translation	—	(61)	(61)

Balance at January 26, 2008	$11,369	$1,198	$12,567

The following table shows the change to acquired intangible assets during the first quarter ended January 26, 2008:

	Domestic Business Services
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Amortized intangible assets - Non-compete Agreements
Balance at November 3, 2007	$177	$(140)	$37
Fiscal 2008 acquisitions	—	—	—
Amortization	—	(5)	(5)
Balance at January 26, 2008	$177	$(145)	$32

Unamortized intangible assets as of January 26, 2008 and November 3, 2007
Franchise rights	$3,658

Estimated amortization expense	(In thousands)
Fiscal 2008	$20
Fiscal 2009	17

5.              Company Restructuring

In the third quarter of fiscal 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring charges have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

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

12 weeks ended
January 26, 2008
(In thousands)
Facilities
Restructuring accrual - November 3, 2007
Rent expense under non-cancellable leases reduced by estimated sublease income	$1,146
Rents paid reduced by sublease income	(300)
Restructuring benefit	(150)
Restructuring accrual - January 26, 2008	$696

During the first quarter of fiscal 2008 we successfully negotiated early termination agreements for six locations and entered into a sublease for one location, the effects of which resulted in a $150,000 reduction of our accrual.  We are still responsible for lease payments on 16 locations and are actively negotiating early terminations, where possible, and sublease opportunites to mitigate our obligation.

6.              Workers’ Compensation

Domestically, the Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims. The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusts the accruals based on the results of the valuations.  The following summarizes the workers’ compensation liability as of January 26, 2008 and November 3, 2007:

	January 26, 2008	November 3, 2007
	(In Millions)
Current portion	$9.3	$9.9
Long-term portion	16.0	16.0
Total Liabilities	$25.3	$25.9

Self-insurance Deductible (per claim)	$0.75	$0.50
Letters of Credit (1)	$27.3	$28.4

The amount included in current liabilities includes $0.3 and $0.5 million in workers compensation expense related to Australia.

(1)  The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.

7.              (Loss) earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	12 Weeks Ended
	January 26,	January 20,
	2008	2007
	(In thousands, except per share amounts)
Net (loss) income	$(1,895)	$404

Denominator for basic earnings per share - weighted average shares	16,697	16,590

Effect of dilutive securities: stock options and awards	—	68
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,697	16,658

(Loss) earnings per share
Basic	$(0.11)	$0.02
Diluted	$(0.11)	$0.02

Anti-dilutive weighted shares excluded from diluted earnings per share	396	182

Options to purchase 396,000 shares of common stock were outstanding at January 26, 2008 and were excluded from the computation of diluted earning per share because they were anti-dilutive due to the Company’s net loss in the first quarter of fiscal 2008.  Options to purchase 182,000 shares of common stock were outstanding at January 20, 2007 and were excluded from the computation of dilutive earnings per share because they were anti-dilutive.

8.              Comprehensive (Loss) income

Comprehensive income consists of the following:

	12 Weeks Ended
	January 26,	January 20,
	2008	2007
	(In thousands)
Net (loss) income	$(1,895)	$404
Currency translation adjustments	(571)	446
Comprehensive (loss) income	$(2,466)	$850

9.              Credit Agreement

Since May 2002 the Company has credit facilities with GE Capital, as primary agent, expiring in May 2009. The facilities comprise a five-year syndicated Multicurrency Credit Agreement consisting of a $55 million U.S. Revolving Loan Commitment and a £2.74 million U.K. Revolving Loan Commitment.  In addition, the Company’s Australian subsidiary maintains a A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) that expires in May 2009. Each agreement includes a letter of credit sub-facility. Letters of credit under the agreements expire one year from date of issuance, but are automatically renewed for one additional year unless written notice is given to or from the holder.Our credit facilities with GE Capital as amended, required a minimum adjusted EBITDA of $9.5 million for the trailing 13 periods and a minimum fixed charge ratio of 1.25. We failed to meet the EBITDA requirement at the end of our Fiscal Quarter ended July 7, 2007 and failed the Minimum Fixed Charge Coverage Ratio for the trailing 13 fiscal periods ended August 4, 2007 and September 1, 2007.

On January 25, 2007, the Company and its lender executed an amendment to the A$ Facility Agreement, which extended the Agreement for two additional years to May 2009.

We entered into a 120 day Forbearance Agreement, Limited Waiver and Consent of Guarantors (“Forbearance Agreement”) with GE Capital, on October 18, 2007, which required us to maintain a minimum Borrowing Availability no less than $1.0 million for more than two consecutive business days for the first 60 days from the date of the Forbearance Agreement. Following the initial 60 day period and expiring  February 15, 2008 (“Forbearance Period”), the Company was  required to maintain a ten business day rolling average borrowing availability of at least $8.0 million, which was measured every seven days. The Forbearance Agreement also waived both the Minimum Fixed Charge Coverage Ratio covenant during the Forbearance Period and the EBITDA requirement, however, the Company was required to meet a minimum EBITDA of $1.0 million for fiscal 2007 as defined in the GE Capital Credit Agreement.

We met the EBITDA test but failed the rolling average availability tests for several of the seven day testing periods.

On February 14, 2008 we entered into a new credit facility described in Note 15.  The new facility funded on February 28, 2008.

10.       Accrued Expenses

                        Accrued expenses consist of the following:

	January 26,	November 3,
	2008	2007
	(In thousands)
Accrued payroll and payroll taxes	$11,553	$16,356
Taxes other than income taxes	3,020	4,120
Checks outstanding in excess of book cash balances	2,221	4,753
Accrued insurance	2,091	3,151
Franchise commisions payable	834	1,599
Restructuring accrual (Note 5)	696	1,146
Other	5,170	3,022

	$25,585	$34,147

11.       Related Party Transactions

The Company has an unsecured subordinated promissory note payable to the former  Chairman of the Board of Directors dated May 17, 2002 in the amount of $2.0 million. The note, which has a maturity date of August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The interest rate in effect on January 26, 2008 was 13.5%. The Company recorded $70,000 of interest expense for the 12 weeks ended January 26, 2008. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Following our default at the end of third quarter fiscal 2007, GE Capital exercised their right to prohibit repayment of the note at its maturity and has denied our request to pay quarterly interest.  Accrued and unpaid interest at January 26, 2008 was $171,000.

12.  Operating Segments

The following table summarizes reporting segment data:

	Domestic	United		New
	Business Svcs.	Kingdom	Australia	Zealand	Total
	(In thousands)
12 Weeks Ended January 26, 2008

Revenue	$81,048	$8,757	$25,504	$1,525	$116,834
Operating income (loss)	$(1,606)	$(471)	$261	$22	$(1,794)

12 Weeks Ended January 20, 2007

Revenue	$97,202	$9,262	$21,712	$1,773	$129,949
Operating income (loss)	$850	$(166)	$147	$74	$905

13.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits. The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department (“EDD”) that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter.  A hearing officer has been assigned to the matter.  We are awaiting confirmation of a hearing date from the EDD.

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

14.       Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with FASB No. 109, “Accounting for Income Taxes.”  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The accounting provisions of FIN 48 will be effective for the Company beginning in the first quarter of fiscal year 2008.  As discussed in Note 2, the Company adopted FIN 48 during the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  On November 14, 2007 the FASB agreed to partially defer the effective date of the standard for certain nonfinancial assets and liabilities.  We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption.  We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”   SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (an Amendment of ARB 51).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

15.  Subsequent Events

On February 28, 2008,  the Company through its’ wholly owned subsidiary Westaff (USA), Inc. (the “Borrower”) was advanced credit in the form of letters of credit issued and loans advanced in an aggregate amount of approximately $29.6 million under a Financing Agreement, dated as of February 14, 2008 (the “Financing Agreement”), with U.S. Bank National Association (U.S. Bank) and Wells Fargo  Bank.

The Financing Agreement provides for a new five-year US$50 million revolving credit facility, which includes a letter of credit sub-limit of US$35 million.   The Company and the following subsidiaries of the Borrower are guarantors under the new credit facility: Westaff Support, Inc., MediaWorld International and Westaff (U.K.) Limited (together with the Company, collectively, the “Guarantors”). The maximum borrowing availability under the Financing Agreement is based upon a percentage of certain eligible billed and unbilled accounts receivable of the Borrower and Westaff (U.K.) Limited. Borrowings under the Financing Agreement bear interest, at the Borrower’s election, at either U.S. Bank’s prime rate plus 0% or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. A default rate would apply on all loan obligations in the event of default under the Credit Documents, at a rate per annum of 2% above the applicable interest rate. Interest is payable on a monthly basis. The credit obligations under the Financing Agreement are secured by a first priority security interest in the assets of the Borrower, the Company and the other Guarantors, with certain exceptions set forth in the Financing Agreement and the other Credit Documents. The proceeds of the extensions of credit under the Financing Agreement may be used by the Borrower for any lawful purpose.

The Credit Documents contain customary affirmative covenants and negative covenants restricting or limiting the ability of the Borrower and the Guarantors to, among other things:

•                  incur debt;

•                  create liens;

•                  pay dividends, distributions or make other specified restricted payments;

•                  make certain investments and acquisitions;

•                  enter into certain transactions with affiliates;

•                  merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets; and

•                  permit certain changes of control.

Such restrictions are subject to usual and customary exceptions contained in financing agreements of this nature.

The financial covenants under the Financing Agreement include a Fixed Charge Coverage Ratio (as defined in the Financing Agreement) requirement, measured as of the end of each fiscal quarter, and a minimum liquidity (as defined in the Financing Agreement) measured until the Borrower’s financial statements for the second fiscal quarter are delivered to U.S. Bank.

The Financing Agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods).

Upon the occurrence and during the continuance of an event of default under the Financing Agreement, U.S. Bank may, among other things: (i) accelerate the amounts outstanding under the Financing Agreement to become immediately due and payable, and require the Borrower to cash collateralize outstanding letters of credit, (ii) terminate the credit commitments under the Financing Agreement, (iii) terminate the Financing Agreement and (iv) realize upon the loan collateral under the Financing Agreement and related Credit Documents.

The Company  will recognize a charge to earnings for the previously capitalized costs associated with the former facility of approximately $0.4 million in the second quarter of fiscal 2008.

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

Company Overview

We provide staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States (“US”), the United Kingdom, Australia and New Zealand. Through our network of Company-owned, franchise agent and licensed offices, we offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel. We have almost 60 years of experience in the staffing industry and, as of January 26, 2008, operated through 204 offices in 45 states and three foreign countries. As of January 26, 2008, 68% of these offices were Company-owned and operated and 32% were operated by franchise agents. Our corporate headquarters provides support services to the field offices in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

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

The staffing industry is highly competitive with generally few barriers to entry, which contributes to significant price competition as competitors attempt to maintain or gain market share. While the price competition continues in 2008, we have noted consolidated margin improvements as compared to the prior year. On a prospective basis, we believe our focus on increasing clerical/administrative sales, improving results from underperforming field offices and prudently managing costs will permit us to improve our operating margins.

It is important to note that our business tends to be seasonal with sales for the first fiscal quarter typically lower than other fiscal quarters due to it containing traditional holidays as well as varying degrees of customer closures for  the holiday season. These closures  and post-holiday season declines in business activity negatively impact orders received from customers, particularly in the light industrial sector. Demand for staffing services has historically tended to grow during the second and third fiscal quarters and has been greatest during the fourth fiscal quarter due largely to customers’ planning and business cycles. Furthermore, our fourth fiscal quarter consists of 16 or 17 weeks, while the first, second and third fiscal quarters consist of 12 weeks each.

Domestically, payroll taxes and related benefits fluctuate with the level of payroll costs, but tend to represent a smaller percentage of revenue and payroll costs later in our fiscal year as federal and state statutory wage limits for unemployment are exceeded on a per employee basis.  Workers’ compensation expense, which is incurred domestically and in Australia, generally varies with both the frequency and severity of workplace injury claims reported during a quarter. Adverse and positive loss development of prior period claims during a subsequent quarter may also contribute to the volatility in our estimated workers’ compensation expense.

Our operating results may fluctuate due to a number of factors such as:

•                  seasonality, especially in our light industrial business,

•                  wage limits on statutory payroll taxes,

•                  claims experience for workers’ compensation,

•                  demand and competition for our services, and

•                  the effects of acquisitions.

In addition, our operating results have also historically tended to follow seasonal sales trends with the bulk of annual operating profits falling within the third and fourth fiscal quarters.   The Company will recognize a charge to earnings for the previously capitalized costs associated with the former facility of approximately $0.4 million in the second quarter of fiscal 2008.

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

Our critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the consolidated financial statements in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended November 3, 2007.  We adopted the provisions of FIN 48 effective November 4, 2007, the opening day in the current 12-week period ended January 26, 2008.  There were no other changes to our policies during the 12-week period ended January 26, 2008.

Executive Overview

Our consolidated net loss for the quarter  was $1.9 million compared with net income of $0.4 million for the same period last year.  The impact of a softening economy, the disruption caused by our implementation of a new Pay/Bill system during the first quarter, and extended holiday closures at a number of our customers negatively impacted our performance.  The closure of a number of branch offices in 2007 and the termination of unprofitable customer accounts also impacted the year over year comparison for revenue results.   We are not satisfied with our performance and have made changes in our Domestic operational structure to address both people and process inefficiencies. Our development of new metrics reporting has enhanced our ability to more quickly gain insight into performance deficiencies.  We remain committed to enhancing the profitability of our accounts and are pleased that we saw continued improvement in  gross margin percentage on temporary placements in the United States.  Most of the shortfall in revenue was isolated to the United States. Beyond the softening economy, much of the remaining shortfall can be attributable to the impact of customer closures  having a larger effect than planned as many of our manufacturing clients  closed down for two weeks over the Christmas to New Years holiday season.  A soft economy will continue to impact the company’s performance, however, we do not anticipate the declines attributable to the holiday season to be an impact in future quarters.  We  have implemented other initiatives designed to increase domestic sales prospectively, which should assist in growing domestic revenue over the first quarter’s results.  In addition to this, we are not satisfied with the operating results of our United Kingdom operations, which generated an operating loss in the first quarter. As compared to the prior year, our gross margins in the United Kingdom have deteriorated, partially due to a shift in revenue volume away from commercial accounts, coupled with growth in two large, national accounts, which generate lower margins for us.

We have had some success  in reducing our selling and administrative costs in total,  however, as a percent of total revenue we believe that there are additional opportunities for savings.

On February 28, 2008 we finalized a new five-year $50 million credit facility syndicated through U.S. Bank and Wells Fargo  Bank.  The facility is available for general corporate purposes, working capital needs and acquisitions. The agreement consists of a $50 million credit facility with a $35 million sub-limit for stand-by letters of credit.  The borrowings are secured based upon a percentage of certain eligible billed and unbilled accounts receivables.

The total $50 million five-year facility is replacing Westaff’s existing revolving credit facility with GE Capital and Bank of America, N.A which we believe contains favorable terms in the aggregate.  We believe the new facility provides Westaff with the financing structure that will meet both short-term and long-term financial objectives.

As a result of our new credit facility which became effective on February 28, 2008, we will recognize a charge to earnings for the previously capitalized costs associated with the former facility of approximately $0.4 million in the second quarter of fiscal 2008.

Results of Operations - Fiscal Quarter ended January 26, 2008 and Fiscal Quarter ended January 20, 2007

Revenue

Gross revenue declined by $13.1 million or 10.1% to $116.8 million for the first fiscal quarter of 2008 as compared to the first fiscal quarter of 2007. Domestic revenue declined by $16.2 million or 16.6% to $81.0 million driven largely by an 18.5% decrease in billed hours. This decrease was experienced predominately in our South and West regions of our Domestic business as a result of lower billings for several of our larger customers as well as including a significant project for a single customer that generated $0.6 million in the first quarter of fiscal 2007.  Total billings for the top 20 customers in the first fiscal quarter of 2008 declined by $1.2 million or 5.2% to $21.6 million compared to the same period for fiscal 2007.  Our average bill rate on a per hour basis for temporary services increased 2.1% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007.

Internationally, gross revenue increased by $3.0 million or 9.3% to $35.8 million for the first fiscal quarter of 2008 as compared to the first quarter of 2007.  $3.8 million of this increase was attributed to Australia, with the United Kingdom and New Zealand experiencing a decrease of $0.5 million and $0.2 million, respectively.  The increase in Australia gross revenue in local currency was A$0.8 million, which translated to an increase of $3.7 million as a result of a significant decline in the US dollar to the Australian dollar from the first quarter of fiscal 2008 to the first quarter of fiscal 2007.  The increase in local currency was  caused primarily by new customers in the first quarter of fiscal 2008.

The decline in revenue in the United Kingdom was not impacted by currency translation.  The decline was a result of fewer branches in the first fiscal quarter of 2008 compared with the same period last year.   The decline in revenue in New Zealand was approximately NZ$0.6 million which was offset by favorable currency translation of $0.4 million.  NZ$0.4 million of the decline was a result of a significant loss of business in a single branch.  61.6% of the revenue from that branch was from a single customer who reduced their orders as a result of a decline in demand for their products.

Costs of services and gross margin

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs. Costs of services decreased $10.5 million or 9.8% to $96.6 million for the fiscal 2008 quarter as compared to the fiscal 2007 quarter.  The larger percentage decrease in gross revenue than in direct costs caused consolidated gross margin percentage to decrease slightly to

17.3% in fiscal 2008 from 17.6% in fiscal 2007.  Domestic gross margin increased slightly from 17.7% in the fiscal 2007 quarter to 17.9% in fiscal 2008.  This increase was achieved in spite of decline in permanent placement revenue, which typically has higher margins, from $1.0 million in fiscal 2007 to $0.5 million in fiscal 2008.  The increase in gross profit was achieved as a result of a focus on the elimination of unprofitable business, following the field restructuring in the third quarter of fiscal 2007.

The gross margin in Australia, in local currency, decreased from 13.8% in the first quarter of fiscal 2007 to 12.9% in the first quarter of fiscal 2008, primarily as a result of a decrease in human resource consulting revenue which stopped in the fourth quarter of fiscal 2007.  The gross margin for temporary labor in Australia, in local currency, declined slightly from 11.3% in the first quarter of fiscal 2007 to 11.2% in the first quarter of fiscal 2008.

The average bill rate in the United Kingdom increased mainly as a result of legislative increases in minimum wage and holiday entitlements.  Overall gross margin in local currency declined from 25.6% to 24.0%.  This was a result of business mix as the rate for two on-site locations comprised a larger portion of total revenue as a result of branch closures.

The gross margin in New Zealand, in local currency, increased significantly from 26.5% in the first fiscal quarter of 2007 to 30.5% in the first fiscal quarter of 2008.  The increase was largely driven from an increase in permanent placement fees which constituted 7.3% of gross revenue in fiscal 2008 as compared to 3.0% of total revenue in fiscal 2007.  The margin on temporary labor also increased from 22.5% in fiscal 2007 to 23.0% in fiscal 2008.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $0.1 million or 4.0% to $3.4 million which was slightly greater than the decline in overall franchise owned gross revenue.  Franchisees generally receive a greater share of permanent placement revenue which declined in line with the overall decline in permanent placement revenue in the first quarter of fiscal 2008.  As a percentage of consolidated revenue, franchise agents’ share of gross profit increased slightly from 2.7% for the fiscal 2007 quarter to 2.9% for the fiscal 2008 quarter.  The increase was a result of franchisee revenue not dropping as significantly as the total decline in Domestic revenue.

Selling and administrative expenses

Selling and administrative expenses decreased $0.1 million, or 0.8% to $17.4 million, for the first quarter of 2008 as compared to the first quarter of 2007. This decrease is primarily attributable to decreased salary and related costs of $0.6 million, as a result of decreased headcount following the restructuring in the third quarter of fiscal 2007. We experienced a decrease of $0.7 million of salary and related costs in our Domestic operations which were offset by an increase internationally of approximately $0.1 million.

We achieved cost savings in Domestic operations in the areas of facilities, advertising and promotion and supplies totaling $0.6 million as we consciously looked at opportunities to reduce spending in light of the significant decline in gross revenue.  In addition, we incurred lower communications and services costs, largely due to improvements made in our information systems infrastructure.   These reductions were offset by a significant increase in bad debt expense from less than $0.1 million in the first quarter of fiscal 2007 to $0.4 million in the first quarter of fiscal 2008.  Management is also closely monitoring slow paying customers in light of the slow down in the Domestic economy and is more proactive in reserving for those amounts in the early stages of identifying concerns.

Our professional fees increased by $0.9 million in the first quarter of fiscal 2008 over the first quarter of fiscal 2007.  Several factors caused the increase including additional unanticipated accounting fees for our fiscal 2007 audit together with continued costs incurred towards our required compliance with the provisions of Sarbanes-Oxley.  We also incurred significant post system implementation costs associated with the conversion of our Pay-Bill system which went live during the first quarter of 2008.

We also benefited from the recognition of $0.6 million of previously deferred gain in the first quarter of fiscal 2008 related as a result of the termination of our guarantee on a bank note payable related to sale of one of our franchise locations during fiscal 2005.

The remaining increase of approximately $0.2 was in a number of different categories, the most significant being an increase in maintenance related costs of $0.2 million and travel related costs caused primarily by the elimination of branch managers domestically following the 2007 restructuring  which resulted in increased travel by area managers.  We also increased our reimbursement rate for vehicles in line with Internal Revenue Service rates.

As a percentage of revenue, selling and administrative expenses were 14.9% for the fiscal 2008 quarter, compared to 13.5% for the fiscal 2007 quarter. The increase as a percent of sales is primarily due to the decreased level of sales as total selling and administrative costs declined in the first quarter of 2008 quarter as compared to the first quarter of 2007.

Restructuring benefit

We  recorded restructuring charges in the third and fourth quarter of fiscal 2007 related to a reduction in force and closure of several branch offices.  In connection with the closure we recorded an expense in the third and fourth quarter for severance payments and an estimate for lease termination costs calculated for the remainder of the lease term reduced by an estimate for sublease income.  During the first quarter of fiscal 2008 we successfully negotiated early termination agreements for six locations and entered into a sublease for one location.  The results of this activity caused us to reduce our estimated remaining obligation by $0.2 million in the first quarter of fiscal 2008.  We are still responsible for lease payments on 16 locations and are actively negotiating early terminations, where possible, and sublease opportunites to mitigate our obligation.

Depreciation and amortization

Depreciation and amortization increased $0.5 million or 50.3% to $1.4 million for the first quarter of 2008 , as compared to the first quarter of 2007.  The increase was caused primarily as a result of  the new Pay-Bill system implementation costs, which were previously capitalized during pre-launch stages and now are amortized to income concurrent with the launch of the system in the the first quarter of fiscal 2008.

Net interest expense

Net interest expense increased by $0.2 million, or 35.1% to $0.7 million for the 2008 quarter, as compared to the 2007 quarter.  In addition to a higher effective rate of interest caused by our default under the terms of our agreement with GE during the third quarter of 2007, the increase was caused principally by increased borrowings under our credit line during fiscal 2008.  The impact of a lower sales volume and  and increases in our days sales outstanding for accounts receivable required us to draw additional funds to support our working capital needs.

Income taxes

For the fiscal quarter ended January 26, 2008, we recorded a consolidated income tax benefit of $0.6 million on pre-tax loss of $2.5 million. The prior year quarter’s tax benefit was $0.6 million lower than this year’s, primarily because of the pre-tax income generated in the first quarter of the prior year and domestic workers’ opportunity tax benefits of $0.4 million related to 2006, largely offset by income taxes from various domestic and international jurisdictions. Under Generally Accepted Accounting Principles, we are required to evaluate the realizability of the deferred tax assets based on our ability to generate future taxable income.  We have not provided for a valuation reserve as we believe that we will generate sufficient taxable income to fully utilize net operating loss and tax credit carryforwards, however, if we are unable to return to our historical levels of profitability, we may need to establish a reserve against our deferred tax asset which would result in a reduction of our assets, stockholders’ equity and adversely affect our operating results.

Net (loss) income

The result of the aforementioned items was a net loss for the first quarter of fiscal 2008 of $1.9 million, or $0.11 per share, as compared with net income of $0.4 million, or $0.02 per share for the first quarter of fiscal 2007.

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

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash used by operating activities was $3.4 million for the first quarter of 2008, compared to cash provided by operating activities of $2.3 million for the first quarter of fiscal 2007. This $5.7 million decrease is primarily a result of a net loss of $1.9 million compared with net income of $0.4 million for the first quarter of 2007.  Collections of accounts receivable was the largest significant source of cash providing $4.0 million during both the first quarter of fiscal 2008 and the first quarter of fiscal 2007.  The change in accounts receivable domestically was $5.6 million during the first quarter of fiscal 2008 which was a combination of collections and a decrease in accounts receivable from decreased sales during the quarter.  We also experienced a reduction in accounts receivable in the United Kingdom during the first quarter of fiscal 2008 of $1.6 million as a result of increased collections combined with a decrease in sales.  We saw an increase in accounts receivable in Australia of $3.1 million during the first quarter of fiscal 2008 caused partially by our first quarter falling prior to the first of the month while our most recent fiscal year included a 53rd week and fell after the first of the month.

Our number of days sales outstanding, measured by dividing our ending net accounts receivable balance by total sales multiplied by the number of days in the fiscal quarter, (DSO) increased to 51.4 days at January 26, 2008 compared to from 47.0 days at January 20, 2007.   We saw an increase in our Domestic services DSO as well as in all of our international locations.

We reported a decline in our Domestic DSO at year end, however, as a result of billing issues following our conversion to a new Pay-Bill system, together with economic slowing we have seen an increase in our Domestic DSO from 43.8 days at fiscal year end to 49.2 days at January 26, 2008.  This also represents an increase from the 47.4 days at January 20, 2007.  We believe that we have resolved a significant portion of customer billing questions and have focused our efforts on reducing our DSO.  We have brought on contract labor with collection experience to assist in collection of past due accounts and are hopeful that this will assist us in driving our DSO back to acceptable levels.

Our Australian DSO increased significantly to 55.4 days at January 26, 2008.  This was up significantly from the 47.7 day level November 3, 2007 and 47.5 days at January 20, 2007.  The increase was principally attributed to several accounts, one account with a balance in excess of A$1million who have slowed their repayment from approximately 60 days to an excess of 65 days.  Additionally, Australia provides Santa’s to retail locations during the holiday season.  These accounts tend to be slower paying and there was an increase in the Santa business at year end.  This work is performed and billed at the same time each year and the first quarter for fiscal year 2008 ended one week later then the first quarter of fiscal 2007.  There has not been a significant increase in amounts over 60 days as a percentage of total accounts receivable and we feel our reserves for bad debt are adequate.

Our DSO in the United Kingdom,after taking into account the reclassification discussed in Note 1 of the financial statements,  has dropped to 58.3 days at Janaury 26, 2008 compared with 59.0 days at November 3, 2007.  This amount however is up significantly from the 41.7 day level at January 20, 2007.  This increase was caused by a shift in business to more managed accounts which typically are slower pay.  The increase last year was a result of a key employee involved in the collection process being on leave during fiscal 2007.  We are hopeful that we will continue to drive DSO lower, however, our efforts will be affected by the mix of managed accounts.

New Zealand accounts receivable represent just over 1% of total accounts receivable and are not a significant driver of our consolidated DSO.   New Zealand DSO levels were 42.5 days, 33.8 days and 43.1 days at January 26, 2008; November 3, 2007 and January 20, 2007, respectively.  The decrease at November 3, 2007 was primarily a result of payments from customers made at the end of the month.  Our fiscal year ended November 3, 2007 had 53 weeks causing the period to end after the first of the month.  The increase in DSO has not been accompanied by an increase in past due amounts and we believe that the increase, like Australia, is a result of the timing of period ends.  The variances are more exaggerated because of the impact of slight increases in accounts receivable balances against a relatively low revenue base amount.

Cash used for investing activities was $0.6 million in the first quarter of fiscal 2008, as compared to  $1.0 million in the first quarter of fiscal 2007. Capital expenditures, which are primarily for information system initiatives both domestically and internationally, represented the majority of this decrease in both quarters.  Cash provided from financing activities was $3.2 million in the first quarter of fiscal 2008 compared with cash used for financing activities  of $64,000 in the first quarter of fiscal 2007.  We increased our short-term borrowing in Australia by $3.5 million in order to provide cash as our accounts receivable increased during the period and we saw a reduction of our accounts payable.  We paid down our Domestic line of credit by $0.2 million as we reduced our accounts receivable in an amount greater than our paydown of accounts payable and accrued expenses.   The cash provided from financing activities was reduced by the reduction of principal on capital lease obligations of $0.1 million.  This compared with less than $0.1 million of borrowings for the first quarter of fiscal 2007 and $0.1 million received from the issuance of common stock offset by repayment of principal on capital leases of $0.1 million and debt issuance costs of  $0.1 million.

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

In May 2002, we entered into agreements with GE Capital, as primary agent, to provide senior secured multicurrency credit facilities that originally expired in May 2007. The credit facility comprised a five-year syndicated Credit Agreement (the ‘‘Multicurrency Credit Agreement’’) consisting of a $50.0 million U.S. Revolving Loan Commitment, a £2.74 million U.K. Revolving Loan Commitment (U.S. dollar equivalent of approximately $4.0 million at the date of the agreement), and a $5.0 million term loan, which was repaid during fiscal 2003. In addition, a five-year Australian dollar facility agreement (the ‘‘A$Facility Agreement’’) was executed on May 16, 2002, consisting of an A$12.0 million revolving credit facility (U.S. dollar equivalent of approximately $6.0 million at the date of the A$Facility Agreement).

On January 25, 2007, we and our lenders, executed an amendment to the A$ Facility Agreement, which extended the agreement for two additional years to May 2009.

As of January 26, 2008, our total borrowing capacity was $11.4 million consisting of $5.9 million for the domestic operations, $1.6 million for Australia and $3.9 million for the United Kingdom.

On February 28, 2008,  we were advanced credit in the form of letters of credit issued and loans advanced in an aggregate amount of approximately $29.6 million under a Financing Agreement, dated as of February 14, 2008 (the “Financing Agreement”), with U.S. Bank National Association (U.S. Bank) and Wells Fargo  Bank.

The Financing Agreement provides for a new five-year US$50 million revolving credit facility, which includes a letter of credit sub-limit of US$35 million. This new Financing Agreement replaces our U.S. Revolving Loan Commitment and the £2.74 million U.K. Revolving Loan Commitment  The maximum borrowing availability under the Financing Agreement is based upon a percentage of certain eligible billed and unbilled Domestic and U.K. accounts receivable.  Borrowings under the Financing Agreement bear interest, at our election, of either U.S. Bank’s prime rate plus 0% or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. A default rate would apply on all loan obligations in the event of default under the Credit Documents, at a rate per annum of 2% above the applicable interest rate. Interest is payable on a monthly basis. The credit obligations under the Financing Agreement are secured by a first priority security interest in our assets, with certain exceptions set forth in the Financing Agreement and the other Credit Documents.

We have an unsecured subordinated promissory note payable to the former Chairman of the Board of Directors in the amount of $2.0 million with a maturity date of August 18, 2007, and an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent (13.5% at January 26, 2008), compounded monthly and payable 60 calendar days after the end of each of our fiscal quarters. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Following our default at the end of third quarter fiscal 2007, GE Capital exercised their right to prohibit the repayment of the note at its maturity and has denied our request to pay quarterly interest.  Unpaid interest at January 26, 2008 was $171,000.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the U.K. or Australian operations; however, we may request dividends from the U.K. The U.S. can also request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was approximately $4.8 million as of January 26, 2008.  An additional $1.7 million was outstanding from New Zealand to the U.S.

We are responsible for and pay workers’ compensation costs for our domestic temporary and regular employees and are self-insured for the $750,000 deductible amount related to workers’ compensation claims. Typically, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash.

For our 2008 policy year insurance program, we anticipate total cash premium payments of $4.2 million will be paid during fiscal 2008 in equal monthly installments, which commenced on November 1, 2007. Cash payments for 2008 policy year claims will be paid directly by us up to our deductible which was increased from $500,000 per claim to $750,000 per claim for fiscal 2008. As of January 26, 2008, we had outstanding $27.3 million of letters of credit to secure all estimated outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

We calculate the estimated liabilities associated with these programs based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers, insurers and actuary, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs. Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  We continue to evaluate other opportunities to further strengthen our financial position. However, we believe that if our proposed financing will provide us with sufficient borrowing capacity, together with cash generated through our operating performance, to meet our working capital needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At January 26, 2008, our outstanding debt under variable-rate interest borrowings was approximately $9.9 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the 12 weeks ended January 26, 2008, our international operations comprised 30.7% of our gross revenue and, as of the end of that period, 23.2% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Our multicurrency credit facility, which allows our Australian and United Kingdom subsidiaries to borrow in local currencies, partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. Our new credit agreement with U.S. Bank does not contain a borrowing facility for our United Kingdom subsidiary, however, their accounts receivable are included in the computation of our borrowing base.  The amount of short term borrowings in the United Kingdom over the past year were minimal and we do not believe this limitation will severely impact our foreign currency risk.  We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Acts reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 26, 2008, the end of the period covered by this periodic SEC report.  Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at that date due to a material weakness relating to a lack of qualified  resources within the accounting department.  Management has already taken steps to remediate this matter as outlined below.

The Company maintains internal controls and procedures requiring that accounts be reconciled internally on a prompt and regular basis, and always prior to the end of a reporting period.  Account reconciliation is to be performed by qualified accounting personnel and subjected to review by separate supervisory personnel prior to the end of each reporting period.

A number of substantial challenges were presented to the accounting department of the Company in closing the first quarter of fiscal 2008.

  The Company underwent a change in management in fiscal 2007 including the hiring of a new Chief Executive Officer during second quarter 2007, Chief Financial Officer and Controller during the fourth quarter of fiscal 2007.

  In connection with the adoption of Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”(“SAB 108”) the Company invested significant resources to assess the magnitude of the adjustment to beginning retained earnings for prior period errors.  The application of SAB 108, including documenting the impact on prior years, involved significant time from key accounting personnel.   The result of this assessment was that the Company strengthened control procedures related to ensuring that timely account reconciliations are performed.

  The Company implemented a new PeopleSoft Pay-Bill technology platform at the beginning of the period covered by this periodic report.  A number of issues with the implementation arose that were not detected during testing of the technology.  These issues caused disruption to the Company’s business and customer relationships and required substantial manual intervention from the accounting department to resolve, including material amounts of time from key accounting personnel of the Company.

  The fiscal 2007 audit was the first conducted by our new audit firm and was not concluded prior to end of our first quarter of fiscal 2008.

These factors together with the fact that the first quarter consisted of 12 weeks which ended prior to issuance of our November 3, 2007 audited financial statements resulted in a failure of our internal review process to detect inadequately prepared account reconciliations on a timely basis.  Supervisory review of account reconciliations has been identified by management as a key control.

In recognition of the importance of a strong control environment the Company has taken and will continue to take a number of steps to improve the function of its accounting department in implementing existing control procedures, including changes in personnel, increases in the level of seniority and credentials of senior accounting managers, the hiring of a new financial reporting manager, and changes in internal reporting relationships to improve the ability of senior accounting managers to ensure that existing controls and procedures are implemented on a timely basis.  The Company believes that these changes will allow the control procedures as designed to operate effectively for the second and future quarters.

Part II.   Other Information

Item 1.    Legal Proceedings

In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits.  The principal risks that we insure against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, we were notified by the EDD that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter.  A hearing officer has been assigned to the matter.  We are awaiting confirmation of a hearing date from the EDD.

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

Item 1A.  Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations, and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Investing in our securities involves risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading “forward-looking” statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as “expect,” “intend,” “anticipate” and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in the value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.  Certain of the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007 have materially changed.  Accordingly, we have updated and restated our risk factors in their entirety below.

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

To date, we have financed, and expect to continue to finance, our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities.  As of January 26, 2008, our total borrowing capacity was $11.4 million, consisting of $5.9 million for the domestic operations, $1.6 million for Australia and $3.9 million for the United Kingdom.  On February 14, 2008, we entered into a new Financing Agreement with U.S. Bank and Wells Fargo Bank that provides for a new five-year US$50 million revolving credit facility, which includes a letter of credit sub-limit of US$35 million.  The new Financing Agreement replaced the $55 million U.S. Revolving Loan Commitment and the £2.74 million U.K. Revolving Loan Commitment under our credit facilities with GE Capital.  Our Australian subsidiary continues to maintain a A$12 million Australian dollar facility agreement with GE Capital that expires in May 2009.

The amounts we are entitled to borrow under our revolving credit facilities with US Bank and Wells Fargo Bank in the United States and with GE Capital in Australia are calculated daily and is dependent on eligible trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.  If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls.  If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business, financial condition or results of operations.  Furthermore, our receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and we would be less able to respond to changes in market or industry conditions.

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

We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth fiscal quarters of the year.  In addition, we are required to pledge amounts to secure letters of credit that collateralize certain workers’ compensation obligations, and these amounts may increase in future periods.  Any such increase in pledged amounts or sustained negative cash flows would decrease amounts available for working capital purposes and could have a material adverse effect on our liquidity and financial condition.

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

Failure to implement our new strategies could impede our growth and result in significant added costs.

In fiscal 2007, we made significant changes to our field structure and hired several new key executives late in such fiscal year to seek to grow new business markets for the Company.  Our failure to implement these new strategies could impede our growth and result in significant added costs.  Even if our new strategies are successfully implemented, they may not have the favorable impact on our business and operations that we anticipate.

Our principal stockholder, together with its affiliates, controls a significant amount of our outstanding common stock thus allowing them to exert significant influence on our management and affairs.

As of January 26, 2008, our principal stockholder, DelStaff LLC (“DelStaff’), together with its affiliates, controls approximately 49.6% of the total outstanding shares of our common stock.  The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over our management and affairs.  On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. Pursuant to the terms of the Governance Agreement, on May 9, 2007, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball.  DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock.  This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital that we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash.  As of January 26, 2008, our aggregate collateral requirements under these contracts have been secured through $27.3 million of letters of credit.  Further, our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral.  These collateral requirements are significant and place pressure on our liquidity and working capital capacity.  We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited.  Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

Demand for staffing services is significantly affected by the general level of economic activity.  There are indications that the economy is currently softening, which we expect will continue to impact the demand for staffing services and the Company’s performance.  As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees.  Further, demand for permanent placement services also slows as the labor pool directly available to our customer’s increases, making it easier for them to identify new employees directly.  Typically, we may experience increased pricing pressures from other staffing companies during periods of economic downturn, which could have a material adverse effect on our financial condition. Additionally, in geographic areas where we derive a significant amount of business, a regional or localized economic downturn could adversely affect our operating results and financial position.

We are exposed to credit risks on collections from our customers due to, among other things, our assumption of the obligation to make wage, tax, and regulatory payments to our temporary employees.

We are exposed to the credit risk of some of our customers.  Temporary personnel are typically paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.  We generally assume responsibility for and manage the risks associated with our payroll obligations, including liability for payment of salaries and wages, payroll taxes as well as group health insurance.  These obligations are fixed and become a liability of ours, whether or not the associated client to whom these employees have been assigned makes payments required by our service agreement, which exposes us to credit risks.  We attempt to mitigate these risks by billing on a frequent basis, which typically occurs daily or weekly.  In addition, we establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required and timely payments.  Further, we carefully monitor the timeliness of our customers’ payments and impose strict credit standards.  However, there can be no assurance that such steps will be effective in reducing these risks.  Finally, the majority of our accounts receivable is used to secure our revolving credit facilities, which we rely on for liquidity.  If we fail to adequately manage our credit risks associated with accounts receivable, our financial position could be adversely impacted.  Additionally, to the extent that recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse effect on our business, financial condition or results of operations.

We derive a significant portion of our revenue from franchise agent operations.

Franchise agent operations comprise a significant portion of our revenue.  Franchisees represented 27.6% of gross receipts in the first quarter of fiscal 2008.  In addition, our ten largest franchise agents accounted for 18.6% of our revenue.  There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees.  The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in the United Kingdom, Australia and New Zealand, which comprised 30.7% of our revenue for 12-week period ended January 26, 2008.  Operations in foreign markets are inherently subject to certain risks, including in particular:

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

On November 12, 2007, we implemented a new accounts receivable billing and temporary payroll system.  The new system receives information from our custom built front office system.  We experienced technical issues after the conversion that were not detected during the testing phases.  These issues affected both the payroll and billing systems.  We believe that we have identified the significant issues and are working to resolve those.  These issues were disruptive to our business and could affect customer and employee relations.  Additionally, these issues required significant amount of management time that impacted our ability to sell new services during the first quarter of fiscal 2008.  Continued interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers.

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

•                                            workers’ compensation claims and other similar claims;

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

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 15,000 shares during the first quarter of fiscal 2008.  Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for our common stock. We believe that the price of our common stock has also been negatively affected by the fact that our common stock is thinly traded and also due to the absence of analyst coverage.  The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price.  These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

The compliance costs associated with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our Annual Report on Form 10-K for the fiscal year ending November 1, 2008, we are required to furnish a report by our management on our internal control over financial reporting.  We are currently required to have our auditor attest to management’s assessment on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2009.  However, on February 1, 2008, the SEC proposed a one-year extension to the auditor attestation requirement, which, if adopted, would require us to first comply with this requirement beginning with our Annual Report on Form 10-K for the fiscal year ending October 30, 2010.  The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from business activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404.  Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

We are involved in an action taken by the California Employment Development Department.

During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department, or EDD, that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million, together with interest at applicable statutory rates.  We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor.

We have significant amounts of assets on our balance sheet for which their realization is dependent on our future profitability.

As of January 26, 2008 we have deferred tax assets of $22.4 million and goodwill and intangible assets of $16.3 million.  Under U.S. GAAP, we are required to evaluate the realizability of the deferred tax assets based on our ability to generate future taxable income.  Similarly, we are required to  periodically compare the carrying value of our goodwill and intangible assets to their estimated fair value to support the current recorded amounts.  The estimated fair value will be influenced by our future profitability.  If we are unable to return to our historical levels of profitability, we may need to write off a portion or all of these assets which would result in a reduction of our assets, stockholders equity and adversely affect our operating results.

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

WESTAFF, INC.

March 11, 2008	/s/ Dawn M. Jaffray
Date	Dawn M. Jaffray
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.