Form 10-Q
period 2008-04-19
WESTAFF INC
filed 2008-06-09
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 19, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 5, 2008
Common Stock, $0.01 par value	16,697,010 shares

WESTAFF, INC.

FORM 10-Q

For the 12-week and 24-week periods ended April 19, 2008

Part l.  Financial Information

Item 1.  Financial Statements

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	April 19,	November 3,
	2008	2007
	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,424	$3,277
Trade accounts receivable, less allowance for doubtful accounts of $1,414 and $1,019	55,928	76,098
Deferred income taxes	—	9,688
Prepaid expenses	2,564	4,059
Other current assets	1,634	1,833
Total current assets	67,550	94,955
Property and equipment, net	12,601	16,186
Deferred income taxes	1,200	12,076
Goodwill	12,658	12,628
Intangible assets	3,685	3,695
Other long-term assets	1,876	1,752
Total Assets	$99,570	$141,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$4,393	$6,837
Current portion of capital lease obligations	582	544
Note payable to related party	2,000	2,000
Accounts payable	2,550	2,226
Accrued expenses	24,279	34,147
Short-term portion of workers compensation	9,350	9,897
Income taxes payable	89	113
Total current liabilities	43,243	55,764
Long-term capital lease obligations	471	752
Long-term portion of workers compensation	15,400	16,000
Other long-term liabilities	1,734	2,881
Total liabilities	60,848	75,397
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,697,010 at April 19, 2008 and November 3, 2007	167	167
Additional paid-in capital	39,574	39,561
Retained earnings (accumulated deficit)	(2,753)	24,355
Accumulated other comprehensive income	1,734	1,812
Total stockholders’ equity	38,722	65,895
Total Liabilities and Stockholders’ Equity	$99,570	$141,292

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended		24 Weeks Ended
	April 19,	April 14,	April 19,	April 14,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenue	$102,811	$120,114	$210,888	$240,801
Costs of services	86,531	99,134	176,464	199,273
Gross profit	16,280	20,980	34,424	41,528
Franchise agents’ share of gross profit	3,361	3,518	6,757	7,058
Selling and administrative expenses	15,527	16,938	30,506	32,017
Restructuring benefit	—	—	(150)	—
Depreciation and amortization	1,875	787	3,116	1,645

Operating (loss) income from continuing operations	(4,483)	(263)	(5,805)	808
Interest expense	902	520	1,664	1,091
Interest income	(40)	(47)	(63)	(82)

Loss from continuing operations before income taxes	(5,345)	(736)	(7,406)	(201)
Income tax expense (benefit)	20,347	(246)	19,724	(230)

(Loss) income from continuing operations	(25,692)	(490)	(27,130)	29

Discontinued operations:
Loss from discontinued operations	(704)	(174)	(1,160)	(290)
Gain on sale, net of income taxes of $820	1,183	—	1,183	—
Total discontinued operations, net of income taxes	479	(174)	23	(290)
Net loss	$(25,213)	$(664)	$(27,107)	$(261)

Earnings (loss) per share:
Continuing operations - basic and diluted	$(1.54)	$(0.03)	$(1.62)	$0.00
Discontinued operations - basic and diluted	$0.03	$(0.01)	$0.00	$(0.02)
Loss per share:
Basic and diluted	$(1.51)	$(0.04)	$(1.62)	$(0.02)

Weighted average shares outstanding - basic and diluted	16,697	16,608	16,697	16,599

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	24 Weeks Ended
	April 19,	April 14,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net loss	$(27,107)	$(261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(1,183)	—
Depreciation and amortization	3,116	1,794
Stock-based compensation	13	139
Provision for losses on doubtful accounts	465	173
Amortization of deferred gain on sale-leaseback	(344)	(344)
Amortization of debt issuance costs	480	130
Deferred income taxes	20,512	(258)
Amortization of deferred gain from sales of affiliate operations	(618)	(75)
Loss on sale or disposal of assets	33	8
Tax benefits from employee stock plans	—	12
Changes in assets and liabilities:
Trade accounts receivable	14,812	3,489
Other assets	1,298	2,890
Accounts payable and accrued expenses	(6,968)	(3,227)
Income taxes payable	(825)	(289)
Other liabilities	(838)	299

Net cash provided by operating activities	2,846	4,480

Cash flows from investing activities
Capital expenditures	(171)	(1,588)
Proceeds from sales of affiliate operations	—	21
Proceeds from sale of discontinued operations, net of cash acquired by purchaser of $1,104	5,375	—
Expenses relating to sale of discontinued operations	(204)	—
Other, net	26	(124)

Net cash (used in) provided by investing activities	5,026	(1,691)

Cash flows from financing activities
Net repayments under line of credit agreements	(2,499)	(2,040)
Principal payments on capital lease obligations	(243)	(153)
Payment of debt issuance costs	(895)	(65)
Proceeds from the issuance of common stock	—	172
Excess tax benefits from stock-based compensation	—	3

Net cash used in financing activities	(3,637)	(2,083)

Effect of exchange rate changes on cash	(88)	95

Net change in cash and cash equivalents	4,147	801
Cash and cash equivalents at beginning of period	3,277	3,545
Cash and cash equivalents at end of period	$7,424	$4,346

Supplemental dislosures of cash flow information
Interest	$940	$1,996
Income taxes paid, net	1,043	1,189
Supplemental disclosures of non-cash investing activities
Receivable proceeds from sale of discontinued operations	197	—

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Company background

Westaff, Inc. (together with its domestic and foreign subsidiaries, the “Company” or “Westaff”) provides staffing services primarily in suburban and rural markets (“secondary markets”), and in certain major urban centers (“primary markets”) in the United States (“US”), Australia and New Zealand.  In March 2008, the Company sold its United Kingdom (“UK”) subsidiary operation. The Company provides staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies through its network of Company-owned, franchise agent and licensed offices. Westaff’s primary focus is on recruiting and placing clerical/administrative and light industrial personnel. Its corporate headquarters provides support services to the field offices in marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

Basis of Presentation and Going Concern Considerations

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries, as of April 19, 2008 and for the 12-week and 24-week periods ended April 19, 2008 and April 14, 2007 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of November 3, 2007 presented herein, has been derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

The Company has a financing agreement through its wholly owned subsidiary with U.S. Bank which provides for a five year revolving credit facility for up to $50.0 million.  The Company is currently in default under certain covenants of this financing arrangement.  While the Company is negotiating with its lenders for a waiver or forbearance under this default, there can be no assurances that a waiver or forbearance can be obtained.  If such an agreement cannot be obtained on acceptable terms, the Company may be unable to access the funds needed to support its liquidity needs.  In that case, its business and operating results would be adversely affected and the Company might be unable to continue its operations as a going concern.

The Company’s critical accounting policies are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the audited consolidated financial statements included in the Company’s previously-filed Annual Report on Form 10-K for the fiscal year ended November 3, 2007.  Except as disclosed herein, there were no changes to these policies during the 24-week period ended April 19, 2008. Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October. For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks. The results of operations for the 12-week and 24-week periods ended April 19, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

On March 31, 2008, the Company sold the Westaff U.K. subsidiary.  The results of operations of the discontinued operations are separately stated in the accompanying condensed consolidated statements of operations for the 12-week and 24-week periods ended April 19, 2008 and for the same periods of fiscal 2007. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes. The cash flows from discontinued operations are not separately classified in the Company’s consolidated statements of cash flows.

Accounts receivable as originally reported on the November 3, 2007 balance sheet have been increased by $962,000 to reflect unbilled amounts to customers related to services performed in the United Kingdom previously included in other current assets.  The Company’s policy is to record as trade accounts receivables, the amounts earned for the final week of the period but not billed to customers.

The Company has included as part of interest expense certain amounts paid to GE Capital for letters of credit issued to the Company’s insurance carrier to secure liabilities reflected on the balance sheet. These costs are charged based on a percentage of the outstanding letters of credit. These costs during the fiscal year 2007 that were originally classified as selling and administrative expenses have been reclassified to interest expense to conform to the fiscal year 2008 presentation. The reclassifications had no change to net income or earnings per share and are shown below:

	12 weeks ended			24 weeks ended
	April 14,			April 14,
	2007			2007
	(In thousands)
	As originally reported as adjusted for discontinued operations	As reclassified	Change	As originally reported as adjusted for discontinued operations	As reclassified	Change
Selling and administrative expenses	$17,190	$16,938	$(252)	$32,521	$32,017	$(504)

Operating (loss) income from continuing operations	$(515)	$(263)	$252	$304	$808	$504

Interest expense	$268	$520	$252	$587	$1,091	$504
Net income (loss) from continuing operations	$(664)	$(664)	$—	$29	$29	$—

2.    Out of period adjustment

During the current fiscal quarter, the Company recorded $880,000 in depreciation expense and accumulated depreciation, relating to assets purchased prior to fiscal year 2004, which should have been depreciated over a 4 year period.  The depreciation expense and accumulated depreciation, however, were not previously recorded.  The Company reviewed this additional expense and considered the impact of the adjustment under Staff Accounting Bulletin No. 99 “Materiality”.  The Company concluded that reporting the $880,000 as an adjustment to current period depreciation expense and accumulated depreciation is not material to the current fiscal year 2008 or prior fiscal years.

3.    Adoption of recent pronouncement

During the first quarter of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective November 4, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48, and concluded that there were no material uncertain tax positions requiring recognition in our financial statements at adoption or as of April 19, 2008. The Company performed evaluations for the tax years ended 2007, 2006, 2005 and 2004, which were subject to examination by tax authorities.  Upon implementation of FIN 48, the Company adopted a methodology for recognition of interest and penalties accruals related to unrecognized tax benefits and penalties within its provision for income taxes.  The Company had no such interest and penalties accrued at April 19, 2008.

4.             Discontinued Operations

In March 2008, the Company sold its United Kingdom (“UK”) subsidiary operation to Fortis Recruitment Group Limited, a recruiting and staffing company headquartered in England, for approximately $6.7 million. The Company recorded a pre-tax gain of $2.0 million ($1.2 million net of tax).  Cash payments received totaled $6.5 million and transaction costs totaled $204,000.  The sale of the UK subsidiary was an important part of the Company’s strategy of reviewing existing operations and selectively divesting non-core assets.

In accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the gain recognized in conjunction with the sale of the UK, as well as the results of operations for the current and prior periods, have been reported as discontinued operations in the Company’s statements of operations. Summarized financial data on discontinued operations is as follows:

	12 Weeks Ended		24 Weeks Ended
	April 19,	April 14,	April 19,	April 14,
	2008	2007	2008	2007
	(In thousands)

Revenue	$6,458	$9,716	$15,215	$18,978

Operating income (loss) from discontinued operations	(713)	(216)	(1,184)	(377)
Plus: Income taxes benefit and net interest income	9	36	24	87

Loss from discontinued operations, net of tax	(704)	(174)	(1,160)	(290)

Gain on sale of discontinued operations	2,003	—	2,003	—
Less: Income taxes	820	—	820	—

Gain on sale of discontinued operations, net of tax	1,183	—	1,183	—

Total discontinued operations, net of income taxes	$479	$(174)	$23	$(290)

April 14, 2007
Cash and cash equivalents	$1,722
Trade accounts receivable, net	5,939
Prepaid expenses	549
Property and equipment, net	959
Other current assets	103
Assets of discontinued operations	$9,272

Accounts payable	$356
Accrued expenses	3,102
Other liabilities	20
Liabilities of discontinued operations	$3,478

5.              Income Taxes and Related Valuation Allowance

For the second quarter of fiscal 2008, the Company had an income tax provision from continuing operations of approximately $20.3 million on a pre-tax loss from continuing operations of $5.3 million. The income tax provision resulted primarily from the establishment of a valuation allowance of $23.2 million in the current quarter against deferred tax assets.  These allowances were recorded against the deferred tax assets because the Company has recently reassessed the potential for their realization in future years.  The Company recorded a valuation allowance in the current quarter due to cumulative losses in recent periods and revised projections indicating continued losses for the remainder of fiscal 2008.  The Company has not set up a valuation allowance against deferred tax assets of $0.8 million from the estimated federal net operating loss generated for fiscal 2007 because it believes it can realize this asset by carrying the net operating loss back to a prior tax period.  The Company has not established a valuation allowance against its foreign deferred tax assets of $0.4 million because it believes these deferred tax assets are more likely than not of being realized.  These foreign deferred tax assets relate to net operating losses in jurisdictions which have not experienced cumulative losses in recent periods.  As of April 19, 2008 the Company had deferred tax assets of $24.4 million offset by a valuation allowance of $23.2 million, for a net deferred tax asset balance of $1.2 million.  Although it is possible these deferred tax assets could still be realized in the future, the Company believes it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company intends to reevaluate its projections and the valuation allowance position periodically.

Absent the valuation allowance recognized, for the 12 week period ended April 19, 2008 the Company had an income tax benefit from continuing operations of $2.9 million, which represents an effective tax benefit rate of 53.6%.  The rate benefit was primarily generated from the generation of Work Opportunity Tax Credits (WOTC), offset by other permanent adjustments.

6.             Goodwill and Intangibles

The Company follows the provisions of SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and other intangible assets with indefinite lives are evaluated for impairment at a reporting unit level by applying a fair-value based test. The primary other identifiable intangible assets of the Company with indefinite lives are reacquired franchise rights. The

Company determined its reporting units as its operating segments under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.

The first step in the impairment test compares the fair value of a reporting unit with its carrying value, including goodwill and other non amortizing intangibles. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to determine the amount of any impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the respective carrying value. This test is generally performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present.

During the Company’s second quarter several factors led management to consider whether its goodwill and other intangibles might be impaired. These factors included three possible indicators of impairment, including: a) a decline in the market capitalization of the company to a level below the book carrying value of its equity; 2) the sale of its UK subsidiary below the fair value as determined at September 1, 2007; and 3) unexpected revenue declines for its US Domestic Reporting Unit through the end of its second fiscal quarter. As a result of these conditions, the Company performed the first step in the impairment test required by SFAS 142 which compares the fair value of a reporting unit to its carrying value, including goodwill and intangibles which in this case totaled $11,369,000 assigned to its US Domestic Services Reporting Unit. To perform this test, the Company used assumptions about future cash flows and growth rates based upon budgets and long term plans. Such assumptions, including associated discount rates used in the analysis, are based upon the Company’s assessment of the risks inherent in those plans and projections. The Company concluded that the fair value of its US Domestic Reporting Unit exceeded carrying value and market capitalization which indicated that the Company’s goodwill was not impaired. Therefore the Company did not perform the second step of the impairment test and no impairment charge was recorded in second quarter. The Company intends to seek an independent valuation of its goodwill during next quarter. Should revenues continue to decline in future periods or other indicators suggest that an impairment may have taken place, all or a portion of the recorded goodwill may need to be written off in future periods.

The following table shows the change to goodwill during the first two quarters of fiscal 2008.

	Domestic
	Business Services	Australia	Total
	(In thousands)
Balance at November 3, 2007	$11,369	$1,259	$12,628
Effect of foreign currency translation	—	30	30
Balance at April 19, 2008	$11,369	$1,289	$12,658

The following table shows the change to the definite life intangible assets during the first two quarters ended April 19, 2008.

	Domestic Business Services
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
	(In thousands)
Amortized intangible assets - Non-compete Agreements
Balance at November 3, 2007	$177	$(140)	$37
Amortization	—	(10)	(10)
Balance at April 19, 2008	177	(150)	27

Unamortized intangible assets as of April 19, 2008 and November 3, 2007
Franchise rights	$3,658

Estimated amortization expense	(In thousands)
Fiscal 2008	$20
Fiscal 2009	17

Total estimated amortization expense for fiscal year 2008 is $20,000 and for fiscal year 2009 is $17,000.  Unamortized intangible assets include franchise rights which as of April 19, 2008 and November 3, 2007 total $3,658,000.

7.  Accrued Expenses

	April 19,	November 3,
	2008	2007
	(In thousands)

Accrued payroll and payroll taxes	$12,912	$16,356
Accrued insurance	1,943	3,151
Checks outstanding in excess of book cash balances	287	4,753
Taxes other than income taxes	3,164	4,120
Franchise commisions payable	965	1,599
Restructuring accrual (Note 14)	449	1,146
Other	4,552	3,022
	$24,279	$34,147

8.              Credit Agreements

On February 14, 2008, Westaff (USA), Inc., a wholly-owned subsidiary of the Company (the “Borrower”), and the Company, as guarantor, entered into a financing agreement (the “Financing Agreement”) with U.S. Bank National Association (“U.S. Bank”)

and Wells Fargo Bank National Association (collectively the “Banks”) which provides for a new five year $50.0 million revolving credit facility.  On February 28, 2008, the Borrower was advanced credit in the form of letters of credit issued and loans advanced in an aggregate amount of approximately $29.6 million under the Financing Agreement.  The Borrower used the proceeds from the extension of credit to repay amounts outstanding under the then-existing Multicurrency Credit Agreement, dated as of May 17, 2002, among the Company, the Borrower, certain other subsidiaries of the Company, certain lenders party thereto and General Electric Capital Corporation, as amended, to replace or cash collateralize letters of credit issued under such Multicurrency Credit Agreement, and for working capital needs.

The Financing Agreement provides for a five-year $50.0 million revolving credit facility, which includes a letter of credit sub-limit of $35.0 million. The Company and its following subsidiaries are guarantors under the new credit facility: Westaff (USA), Inc., Westaff Support, Inc., and MediaWorld International (together with the Company, collectively, the “Guarantors”). The maximum borrowing availability under the Financing Agreement is based upon a percentage of certain eligible billed and unbilled accounts receivables. Borrowings under the Financing Agreement bear interest, at the Company’s election, at either U.S. Bank’s prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. A default rate would apply on all loan obligations in the event of default under the Credit Documents, at a rate per annum of 2.0% above the applicable interest rate. Interest is payable on a monthly basis. The credit obligations under the financing agreement are secured by a first priority security interest in the assets of the Borrower, the Company and the other Guarantors, with certain exceptions set forth in the Financing Agreement and the other Credit Documents. The proceeds of the extensions of credit under the Financing Agreement may be used by the Borrower for any lawful purpose.

The financial covenants under the Financing Agreement include a Fixed Charge Coverage Ratio (as defined in the Financing Agreement) requirement, measured as of the end of each fiscal quarter, and a minimum liquidity (as defined in the Financing Agreement) measured until the Company’s financial statements for the second fiscal quarter are delivered to U.S. Bank.

On May 23, 2008, the Company received a notice of default from U.S. Bank stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Borrower’s failure to achieve a Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.  Unless waived by U.S. Bank, the Event of Default gives U.S. Bank the right to prohibit additional borrowing under the Financing Agreement, accelerate the Company’s indebtedness thereunder, and take other actions as provided for in the Financing Agreement.

The Company is currently in discussions with U.S. Bank in order to seek a waiver or forbearance of the Event of Default.  There can be no assurance that the Company will be able to obtain a waiver or forbearance or that such a waiver or forbearance would be on terms acceptable to the Company.  If the Company is unable to obtain a waiver from U.S. Bank and the Bank elects to pursue remedies under the Financing Agreement, such as limiting or terminating the Company’s right to borrow under the agreement, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In addition, the Company’s Australian subsidiary maintains a A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) with GE Capital, as primary agent, expiring in May 2009.  The agreement includes a letter of credit sub-facility.

During the second quarter, the Company recorded a charge to earnings for the previously capitalized costs associated with the former credit facility of approximately $0.4 million.

9.              Related Party Transactions

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors. The note, matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The effective interest rate on April 19, 2008 was 12.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Following our default at the end of the third quarter of fiscal 2007, the former lender exercised their right to prohibit repayment of the note at its maturity.  U.S. Bank has also exercised their right to prohibit repayment of the note during the second quarter of fiscal 2008.  Accrued and unpaid interest at April 19, 2008 was $234,000, included under Accrued Expenses.

10.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits, including, among other, litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees, etc. The Company insures itself to cover principal risks like workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that its domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with outside counsel to resolve this matter.  A hearing officer has been assigned to the matter and a confirmation of a hearing date from the EDD is awaited.  Management believes the resolution of this matter will not have a material adverse effect on the Company’s financial statements.

11.       Workers’ Compensation

Domestically, the Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims. The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported (IBNR), and adjusts the accruals based on the results of the valuations.  The following summarizes the workers’ compensation liability as of April 19, 2008 and November 3, 2007:

	April 19, 2008	November 3, 2007
	(In Millions)
Current portion	$9.4	$9.9
Long-term portion	15.4	16.0
Total Liabilities	$24.8	$25.9

Self-insurance deductible (per claim)	$0.75	$0.50
Letters of Credit (1)	$27.3	$28.4

As of April 19, 2008 and November 3, 2007, the current liabilities include $0.2 and $0.5 million respectively, in workers compensation expense related to Australia.

(1)The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.

12.  Stock-Based Compensation

Stock Incentive Plan and Employee Stock Purchase Plan.  The Company has a stock incentive plan and an Employee Stock Purchase Plan.  Please refer to Note 14 of the Company’s financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended November 3, 2007, for additional information related to these stock-based compensation plans.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) using the modified prospective method of adoption.

For the 12-week and 24-week periods ended April 19, 2008 and April 14, 2007, the Company recognized stock-based compensation expense as follows:

	12 Weeks Ended		24 Weeks Ended
	April 19,	April 14,	April 19,	April 14,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation	$(87)	$97	$13	$139

Stock-based compensation expense is included in selling and administrative expenses.

The determination of the fair value of stock options, using the Black-Scholes model, is affected by the Company’s stock price as well as assumptions as to the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term. The risk-free interest rates that are used in the valuation models are based upon yields of the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the options. Dividend yield is zero as the Company did not declare or pay dividends during fiscal 2008 or fiscal 2007, and its current credit facilities prohibit payment of dividends.  The Company does not currently have plans to declare dividends in future years.

SFAS 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In previous years, the Company had recognized the impact of forfeitures as they occurred. Under SFAS 123(R), the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize. During the 12 weeks ended April 19, 2008, the Company revised its forfeiture rate from 5.0% to 21.9% by analyzing historic forfeiture rates and reviewing outstanding unvested option grants.  The change in forfeiture rate resulted in an adjustment to reduce $99,000 of stock-based compensation expense.

All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

13.       (Loss) earnings per share

Basic loss per share of common stock is computed as loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share of common stock is computed as loss divided by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share reflects the potential dilution that could occur from common stock issuances as a result of stock option exercises. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	12 Weeks Ended		24 Weeks Ended
	April 19,	April 14,	April 19,	April 14,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

(Loss) income from continuing operations	$(25,692)	$(490)	$(27,130)	$29
(Loss) income from discontinued operations, net of tax	479	(174)	23	(290)
Net (loss)	$(25,213)	$(664)	$(27,107)	$(261)
Denominator for basic and diluted loss per share - weighted average shares	16,697	16,608	16,697	16,599

Basic and Diluted earnings per share
Net income (loss) from continuing operations	$(1.54)	$(0.03)	$(1.62)	$0.00
Net income (loss) from discontinued operations	0.03	(0.01)	0.00	(0.02)
Loss per share
Basic and diluted	$(1.51)	$(0.04)	$(1.62)	$(0.02)
Anti-dilutive weighted shares excluded from diluted earnings per share	397	125	409	259

14.       Company Restructuring

In the third quarter of fiscal 2007, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities. Restructuring charges have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

The Company accounted for each of these costs in accordance with FASB. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the third quarter of fiscal 2007, the Company started a series of changes to its operations that management believes will significantly reduce its costs. The Company terminated 86 positions at field and corporate offices and closed 26 branch offices. The customers served by these closed offices have been transferred to other offices within the proximity of the closed offices. The detail is as follows:

24 weeks ended
April 19, 2008
(In thousands)
Facilities
Restructuring accrual - November 3, 2007
Rent expense under non-cancellable leases reduced by estimated sublease income
$1,146
Rents paid reduced by sublease income	(547)
Restructuring benefit	(150)
Restructuring accrual - April 19, 2008	$449

During the 24 weeks ended April 19, 2008, the Company successfully negotiated early termination agreements for eight locations and entered into a sublease for two locations, the effects of which resulted in a $150,000 reduction in accrual.  The Company is still responsible for lease payments on 14 locations and is actively negotiating early terminations, where possible, and sublease opportunities to mitigate its obligation.  The restructuring accrual, representing rent expense under non-cancellable leases has been reduced by the current estimated future sublease income.

15.       Comprehensive loss

Comprehensive loss consists of the following:

	12 Weeks Ended		24 Weeks Ended
	April 19,	April 14,	April 19,	April 14,
	2008	2007	2008	2007
	(In thousands)

Net loss	$(25,213)	$(664)	$(27,107)	$(261)
Currency translation adjustments	(492)	421	(78)	868
Comprehensive loss	$(25,705)	$(243)	$(27,185)	$607

16.  Operating Segments

The following table summarizes reporting segment data:

	Domestic		New
	Business Services	Australia	Zealand	Total
	(In thousands)
12 Weeks Ended April 19, 2008
Revenue	$75,245	$25,738	$1,828	$102,811
Operating income (loss) from continuing operations	$(4,699)	$182	$34	$(4,483)

12 Weeks Ended April 14, 2007
Revenue	$98,329	$20,135	$1,650	$120,114
Operating income (loss) from continuing operations	$(328)	$61	$4	$(263)

24 Weeks Ended April 19, 2008
Revenue	$156,292	$51,242	$3,354	$210,888
Operating income (loss) from continuing operations	$(6,304)	$443	$56	$(5,805)

24 Weeks Ended April 14, 2007
Revenue	$195,531	$41,847	$3,423	$240,801
Operating income from continuing operations	$521	$208	$79	$808

17.       Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On November 14, 2007 the FASB partially deferred the effective date of the standard for certain non-financial assets and liabilities.   In February 2008, the FASB issued Final FASB staff Position, or FSP 157-2.  The FSP which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS 159 on a retrospective basis unless they choose early adoption.  The Company is evaluating the impact, if any, the adoption of SFAS 159 will have on its operating income or net earnings.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”   SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (an Amendment of ARB 51).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

18.       Subsequent Events

Effective May 15, 2008, Dawn M. Jaffray and the Controller each resigned from their respective positions as Senior Vice President and Chief Financial Officer and Vice President and Controller.  The Company subsequently engaged Financial Leadership Group, LLC to provide interim senior financial personnel while the Company completes its search for full time replacements for Ms. Jaffray and the Controller.

Effective May 22, 2008, Jeffrey A. Elias resigned from his position as Senior Vice President, Corporate Services.  Pursuant to an agreement reached with Mr. Elias, the Company will pay Mr. Elias $125,000 spread over 26 week period and also pay for his health insurance benefits over that period.

On June 6, 2008, the Company announced the appointment of Mark Bierman as its Senior Vice President and Chief Information Officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

References in this Quarterly Report on Form 10-Q to the “Company,” “Westaff,” “we,” “our,” and “us” refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Except for statements that are purely historical, all statements included in this Quarterly Report on Form 10-Q are forward-looking statements, and readers are cautioned not to place undue reliance on those statements. You can also identify these statements by the fact that they do not relate strictly to current facts and use words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. The forward-looking statements include, without limitation our ability to achieve better people and process efficiencies as a result of changes to our operational structure, our ability to enhance the profitability of our accounts through hiring industry-proven placement consultants, and our ability to reduce selling and administrative costs.  These statements are only predictions, and actual events or results may differ materially. The forward-looking statements provide our current expectations or forecasts of future events. These forward-looking statements are made based on information available as of the date of this report and are subject to a number of risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in forward-looking statements and to be below the expectations of public market analysts and investors. Investors should bear this in mind as they consider forward-looking statements.

These risks and uncertainties include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties faced by us.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Company Overview

We provide staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States (“US”), Australia and New Zealand through our network of Company-owned, franchise agent and licensed offices. In March 2008, the Company sold its United Kingdom (“UK”) subsidiary operation, as described in Note 4 to the financial statements. We offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel.  We have 60 years of experience in the staffing industry and, as of April 19, 2008, operated through 177 offices in 46 states and two foreign countries. As of April 19, 2008, 64% of these offices were Company-owned and operated and 36% were operated by franchise agents. Our corporate headquarters provides support services to the field offices, in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

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

The staffing industry is highly competitive with generally few barriers to entry, which contributes to significant price competition as competitors attempt to maintain or gain market share.  On a prospective basis, we believe our focus on increasing clerical and administrative sales, improving results from underperforming field offices and prudently managing costs will permit us to improve our operating margins.

Our business tends to be seasonal with sales for the first fiscal quarter typically lower than other fiscal quarters due to it containing traditional holidays as well as varying degrees of customer closures for the holiday season. These closures and post-holiday season declines in business activity negatively impact orders received from customers, particularly in the light industrial sector. Demand for staffing services historically tends to grow during the second and third fiscal quarters and has historically been greatest during the fourth fiscal quarter due largely to customers’ planning and business cycles. The recent economic downturn in the first half of fiscal 2008 has negatively impacted this expected historical growth, reducing demand for temporary employees and adversely affecting our sales, particularly during the second quarter.  We anticipate that we may continue to experience weaker demand for temporary employees through the remainder of fiscal 2008.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, workers’ compensation costs, collectibility of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Our critical accounting policies are described in the notes to the audited consolidated financial statements included in the Company’s previously-filed Annual Report on Form 10-K for the fiscal year ended November 3, 2007.  During the first quarter of fiscal year 2008, we adopted the provisions of FIN 48 effective November 4, 2007. Please see Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for the adoption of the provisions of FIN 48, there were no changes to these policies during the 24-week period ended April 19, 2008.

Executive Overview

Our gross revenues for the 12 week period ended April 19, 2008 were $102.8 million, a decline of $17.3 million from gross revenues for the same period last year, and gross revenues for the 24 week period ended on that date were $210.9 million, a decline of $29.9 million from the prior year.  The decline in revenues was attributable to a softening economy during the first half of fiscal 2008, our closing of a number of branch offices in fiscal 2007, the termination of a number of unprofitable customer accounts, and the disruption in billing caused by our implementation of a new Pay/Bill system during the first quarter.

Our loss from continuing operations for the 12-week period ended April 19, 2008 was $25.7 million compared to a loss of $0.5 million for the same period last year. The loss from continuing operations for the 24-week period ended April 19, 2008 was $27.1 million compared to income from continuing operations of $0.03 million for the same period last year.

We have made changes in our Domestic operational structure to achieve better people and process efficiencies. We have developed metrics reporting which has enhanced our ability to more quickly gain insight into performances and take timely corrective actions.  We are committed to enhancing the profitability of our accounts through hiring industry-proven placement consultants whom we expect will increase market share.  We have had some successes in reducing our selling and administrative costs in total, however, as a percent of total revenue we believe that there are additional opportunities for savings.  Further, we have divested unprofitable international subsidiaries in order to concentrate on our core business.

On February 28, 2008, we finalized a new five-year $50.0 million credit facility syndicated through U.S. Bank and Wells Fargo Bank.  The facility is available for general corporate purposes, working capital needs and acquisitions. The agreement consists of a $50.0 million credit facility with a $35.0 million sub-limit for stand-by letters of credit.  The borrowings are secured based upon a percentage of certain eligible billed and unbilled accounts receivables. This new facility replaced our previous revolving credit facility with GE Capital and Bank of America, N.A.  We believe the new facility is both more favorable in its terms and that it will provide us with the financing structure that will meet both our short-term and long-term financial objectives.  As of April 19, 2008, the Company was in default with its U.S. Bank covenants.  Please see Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As a result of termination of old financing facility, we have written off $0.4 million of previously capitalized costs associated with the former facility in the second quarter of fiscal 2008.

Earnings from discontinued operations include the second quarter operating results, net of tax, for Westaff U.K., which was sold on March 31, 2008.  Additionally, earnings from discontinued operations for the second quarter of 2008 include $1.2 million gain, net of tax, on the sale of the UK. The loss from discontinued operations totaled $0.7 million for the 12 weeks ended April 19, 2008 and a loss of $0.3 million for the 12 weeks ended April 14, 2007.

Going Concern and Credit Agreements

The Company has incurred operating losses and negative operating cash flow since the second quarter of fiscal 2007, offset by a slight operating income in the fourth quarter of fiscal 2007.  The Company may incur additional losses in the future, particularly because of current soft economic conditions.

The Company’s operations, even if they perform in accordance with management’s expectations, may not generate sufficient cash flow to finance the Company’s operations at this level, or to permit the Company to expand its business.  As a result the Company expects to continue to rely on borrowing to finance its operations because equity financing is not likely to be available.

The Company has a financing agreement through its wholly owned subsidiary with U.S. Bank which provides for a five year revolving credit facility for up to $50.0 million.  The Company is currently in default under certain covenants of this financing arrangement.  While the Company is negotiating with its lenders for a waiver or forbearance under this default, there can be no assurances that a waiver or forbearance can be obtained.  If such an agreement cannot be obtained on acceptable terms, the Company may be unable to access the funds needed to support its liquidity needs.  In that case, its business and operating results would be adversely affected and the Company might be unable to continue its operations as a going concern.

Results of Operations – 12 weeks ended April 19, 2008 and April 14, 2007

Revenue

Gross revenue from continuing operations declined by $17.3 million or 14.4% to $102.8 million for the 12 weeks ended April 19, 2008 as compared to the same period in the prior year. Domestic revenue declined by $23.1 million or 23.5% to $75.2 million driven largely by a 26.1% decrease in billed hours. This decrease was a result of lower billings for several of our larger customers in the 12 weeks ended April 19, 2008.  Total billings for the top 20 customers in the second fiscal quarter of 2008 declined by $3.4 million or 15.4% to $18.8 million compared to the same period for fiscal 2007.  Our average bill rate on a per hour basis for temporary services increased 3.8% in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007.

Internationally, gross revenue in local currency increased by $5.8 million or 26.5% to $27.6 million for the 12 weeks ended April 19, 2008 as compared to the same period in the prior year.  The increase was predominantly attributable to Australia primarily resulting from new business totalling $3.4 million. Australia accounted for $5.6 million of the increase and New Zealand accounted for $178,000.

Costs of services and gross margin

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs. Costs of services from continuing operations decreased $12.6 million or 12.7% to $86.5 million for the 12 weeks ended April 19, 2008 as compared to the same period in the prior year.  The larger percentage decrease in gross revenue than in direct costs caused consolidated gross margin percentage to decrease slightly to 15.8% in the 12 weeks ended April 19, 2008 compared to 17.4% compared to the same period in the prior year.  Domestic gross margin decreased to 16.9% in the 12 weeks ended April 19, 2008 compared to 18.0% in the same period in the prior year.

The gross margin in Australia including permanent placements, in local currency, decreased to 11.9% in the 12 weeks ended April 19, 2008 from 14.0% in the same period in the prior year.  This decrease primarily results from a decrease in permanent placement business. The gross margin for temporary labor in Australia, in local currency, increased slightly from 10.8% in the 12 weeks ended April 19, 2008 to 11.1% compared to the same period in the prior year.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $0.2 million or 4.5% to $3.4 million which was slightly less than the decline in overall franchise owned gross revenue.  Franchisees generally receive a greater share of permanent placement revenue which declined at a lesser rate than the overall decline in permanent placement revenue in the second quarter of fiscal 2008.  As a percentage of consolidated revenue, franchise agents’ share of gross profit increased slightly from 2.9% for the fiscal 2007 quarter to 3.3% for the fiscal 2008 quarter.  The increase was a result of franchisee revenue not dropping as significantly as the total decline in Domestic revenue.

Selling and administrative expenses

Selling and administrative expenses decreased $1.4 million or 8.3% to $15.5 million for the 12 weeks ended April 19, 2008 as compared to the same period in the prior year. This decrease is primarily attributable to decreased salary and related costs of $1.5 million, as a result of decreased headcount following the restructuring in the third quarter of fiscal 2007.  We achieved cost savings in Domestic operations in the areas of facilities, advertising and promotion and supplies totaling $0.7 million as we consciously looked at opportunities to reduce spending in light of the significant decline in gross revenue.  In addition, we incurred lower communications and services costs, largely due to improvements made in our information systems infrastructure.   We achieved a $0.2 million reduction in bad debt expense due to management closely monitoring slow paying customers in light of the slow down in the Domestic economy and management being more proactive in reserving for those amounts in the early stages of identifying concerns.

Our professional fees increased by $1.0 million in the second quarter of fiscal 2008 over the second quarter of fiscal 2007.  Several factors caused the increase including additional unanticipated accounting fees for our fiscal 2007 audit, together with continued costs incurred towards our required compliance with the provisions of Sarbanes-Oxley.  We also incurred significant post system implementation costs associated with the conversion of our Pay-Bill system.

As a percentage of revenue, selling and administrative expenses were 15.1% for the 12 weeks ended April 19, 2008, compared to 14.1% for same period in the prior year. The increase as a percent of sales is primarily due to the decreased level of sales as total selling and administrative costs declined for the 12 weeks ended April 19, 2008 as compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $1.1 million or 138.2% to $1.9 million for the second quarter of fiscal 2008, as compared to fiscal 2007.  This increase is primarily attributable to an out of period adjustment as discussed in Note 2 of $0.9 million in the second quarter of fiscal 2008, resulting in additional depreciation that should have been depreciated in prior periods.  In addition, the increase was caused by the new Pay-Bill system implementation costs, which were previously capitalized during pre-launch stages and now are amortized to income concurrent with the launch of the system in the first quarter of fiscal 2008.

Net interest expense

Net interest expense increased by $0.4 million or 82.2% to $0.9 million for the 12 weeks ended April 19, 2008 as compared to the first 12 weeks of fiscal 2007.  The increase is primarily attributable to the early termination of our credit facility with General Electric Capital Corporation in the second quarter of fiscal 2008, resulting in additional amortization expense of $0.4 million from the write-off of deferred debt issue costs.

Income taxes

For the 12 weeks ended April 19, 2008, we recorded a consolidated income tax expense on continuing operations of $20.3 million on pre-tax loss of $5.3 million.  The difference between the current quarter tax provision of $20.3 million and the prior year quarter’s tax benefit of $0.2 million relates primarily to the establishment of a valuation allowance against a significant portion of the Company’s deferred tax assets in the quarter.  The Company recorded a valuation allowance in the current quarter due to cumulative losses in recent periods and revised projections indicating continued losses for the remainder of fiscal 2008.  Although it is possible these deferred tax assets could still be realized in the future, the Company believes that it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company Intends to reevaluate in position with respect to the valuation allowance periodically.

Net loss

The result of the aforementioned items was a loss from continuing operations for the second quarter of fiscal 2008 of $25.7 million, or $1.54 per share, as compared with net loss of $0.5 million, or $0.03 per share for the second quarter of fiscal 2007.

Results of Operations – 24 weeks ended April 19, 2008 and April 14, 2007

Revenue

Gross revenue from continuing operations declined by $29.9 million or 12.4% to $210.9 million for the 24 weeks ended April 19, 2008 as compared to the same period in the prior year. Domestic revenue declined by $39.2 million or 20.1% to $156.3 million driven largely by a 22.3% decrease in billed hours. This decrease was a result of lower billings for several of our larger customers.  Total billings for the top 20 customers in the 24 weeks ended April 19, 2008 declined by $4.6 million or 10.2% to $40.5 million compared to the same period for fiscal 2007.  Our average bill rate on a per hour basis for temporary services increased 3.0% in the 24 weeks ended fiscal 2008 compared with the same period in the prior year.

Internationally, gross revenue increased by $9.3 million or 20.6% to $54.6 million for the 24 week ended April 19, 2008 as compared to the same period in the prior year.  $9.4 million of this increase was attributed to Australia, offset by a $69,000 decrease attributed to New Zealand.

Costs of services and gross margin

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs. Costs of services from continuing operations decreased $22.8 million or 11.4% to $176.5 million for the 24 weeks ended April 19, 2008 as compared to the same period in the prior year.  The larger percentage decrease in gross revenue than in direct costs caused consolidated gross margin percentage to decrease slightly to 16.3% in the 24 weeks ended April 19, 2008 from 17.2% compared to the same period in the prior year.  Domestic gross margin increased slightly to 17.4% in the 24 weeks ended April 19, 2008 from 17.8% compared to the same period in the prior year.

The gross margin in Australia, in local currency, decreased to 12.1% in the 24 weeks ended April 19, 2008 from 13.6 % compared to the same period in the prior year.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $0.3 million or 4.3% to $6.8 million which was slightly greater than the decline in overall franchise owned gross revenue.  Franchisees generally receive a greater share of permanent placement revenue which declined as a lesser rate than the overall decline in permanent placement revenue in the first 24 weeks of fiscal 2008.  As a percentage of consolidated revenue, franchise agents’ share of gross profit increased slightly from 2.9% for the fiscal 2007 quarters to 3.2% for the fiscal 2008 quarters.  The increase was a result of franchisee revenue not dropping as significantly as the total decline in Domestic revenue.

Selling and administrative expenses

Selling and administrative expenses decreased $1.5 million or 4.7% to $30.5 million for the 24 weeks ended April 19, 2008 as compared to the same period in the prior year. This decrease is primarily attributable to decreased salary and related costs of $2.1 million, as a result of decreased headcount following the restructuring in the third quarter of fiscal 2007. We experienced a decrease of $2.2 million of salary and related costs in our Domestic operations which were offset by an increase internationally of approximately $0.1 million.

We achieved cost savings in Domestic operations in the areas of facilities, advertising and promotion and supplies totaling $1.2 million as we consciously looked at opportunities to reduce spending in light of the significant decline in gross revenue.  In addition, we incurred lower communications and services costs, largely due to improvements made in our information systems infrastructure.   These reductions were offset by an increase in bad debt expense from less than $0.2 million in the first 24 weeks of fiscal 2007 to $0.3 million in the first 24 weeks of fiscal 2008.  Management is also closely monitoring slow paying customers in light of the slow down in the Domestic economy and is more proactive in reserving for those amounts in the early stages of identifying concerns.

Our professional fees increased by $1.6 million in the first 24 weeks of fiscal 2008 over the first 24 weeks of fiscal 2007.  Several factors caused the increase including additional unanticipated accounting fees for our fiscal 2007 audit together with continued costs incurred towards our required compliance with the provisions of Sarbanes-Oxley.  We also incurred significant post system implementation costs associated with the conversion of our Pay-Bill system which went live during the first quarter of 2008.

We also benefited from the recognition of $0.6 million of previously deferred gain in the first quarter of fiscal 2008 related as a result of the termination of our guarantee on a bank note payable related to sale of one of our franchise locations during fiscal 2005.

As a percentage of revenue, selling and administrative expenses were 14.45% for the 24 weeks ended April 19, 2008, compared to 13.3% for the second fiscal quarter of 2007. The increase as a percent of sales is primarily due to the decreased level of sales as total selling and administrative costs declined for the 24 weeks ended April 19, 2008 as compared to the same period in the prior year.

Restructuring benefit

We recorded restructuring charges in the third and fourth quarter of fiscal 2007 related to reduction in force and closure of several branch offices.  In connection with the closure we recorded an expense in the third and fourth quarter for severance payments and an estimate for lease termination costs calculated for the remainder of the lease term reduced by an estimate for sublease income.  During the 24 weeks ended April 19, 2008, the Company successfully negotiated early termination agreements for eight locations and entered into a sublease for two locations, the effects of which resulted in a $150,000 reduction in accrual.  The Company is still responsible for lease payments on 14 locations and is actively negotiating early terminations, where possible, and sublease opportunities to mitigate its obligation.  The restructuring accrual, representing rent expense under non-cancellable leases has been reduced by the current estimated future sublease income.

Depreciation and amortization

Depreciation and amortization increased $1.5 million or 89.4% to $3.1 million for the 24 weeks ended April 19, 2008 as compared to the same period in the prior year.  This increase is primarily attributable to an out of period adjustment as discussed in Note 2 of $0.9 million in the second quarter of fiscal 2008, resulting in additional depreciation that should have been depreciated in prior periods.  In addition, the increase was caused by the new Pay-Bill system implementation costs, which were previously capitalized during pre-launch stages and now are amortized to income concurrent with the launch of the system in the first quarter of fiscal 2008.

Net interest expense

Net interest expense increased by $0.6 million or 58.7% to $1.7 million for the first 24 weeks of fiscal 2008 as compared to the first 24 weeks of fiscal 2007.  The increase is primarily attributable to the early termination of our credit facility with General Electric Capital Corporation in the second quarter of fiscal 2008, resulting in additional amortization expense of $0.4 million from the write-off of deferred debt issue costs.

Income taxes

For the 24 weeks ended April 19, 2008, we recorded a consolidated income tax expense on continuing operations of $19.7 million on a pre-tax loss of $7.4 million.  The difference between the year to date tax provision of $19.7 million and the prior period year to date benefit of $0.2 million relates primarily to the establishment of a valuation allowance against a significant portion of the Company’s deferred tax assets in the current quarter.  The Company recorded a valuation allowance in the current quarter due to cumulative losses in recent periods and revised projections indicating continued losses for the remainder of fiscal 2008.  Although it is possible these deferred tax assets could still be realized in the future, the Company believes that is it more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company intends to reevaluate in position with respect to the valuation allowance periodically.

Net loss

The result of the aforementioned items was a net loss for the first 24 weeks of fiscal 2008 of $27.1 million, or $1.62 per share, as compared with net loss of $0.3 million, or $0.00 per share in the same period of fiscal 2007.

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

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash provided from operations was $2.8 million for the 24 weeks ended April 19, 2008, compared to cash provided of $4.5 million for the same period in the prior year. This $1.7 million decrease is primarily a result of a net loss of $27.1 million compared with a net loss of $0.3 million for the same period in the prior year, offset by the change in deferred income taxes.  Additionally, UK subsidiary operations were sold effective March 31, 2008 resulting in a gain, net of tax, of $1.2 million.  Collections of accounts receivable was the largest significant source of cash providing $14.8 million during the 24 weeks ended April 19, 2008 as compared to $3.5 million for the same period in the prior year.

We saw a decrease in our domestic days sales outstanding, measured by dividing our ending net accounts receivable balance by total sales multiplied by the number of days in the fiscal quarter, (DSO) to 44.1 days at April 19, 2008 compared to 46.2 days at April 14, 2007.  This decrease was offset slightly by our Australian DSO increasing to 49.4 days at April 19 2008 compared to 47.7 days at April 14, 2007.  New Zealand accounts receivable are not a significant driver of our consolidated DSO.

Cash provided by investing activities was $5.0 million in the 24 weeks ended April 19, 2008, as compared to cash used for investing activities of $1.7 million for the same period in the prior year.  Capital expenditures, which are primarily for information system initiatives both domestically and internationally, represented the majority of this decrease from $1.6 million in the 24 weeks ended April 14, 2007 compared to $0.2 million in the 24 weeks ended April 19, 2008.  As noted above in Discontinued Operations, effective March 31, 2008 the Company sold its UK subsidiary operations for net proceeds of approximately $5.4 million.

Cash used for financing activities was $3.6 million in 24 weeks ended April 19, 2008 compared with cash used for financing activities of $2.1 million for the same period in the prior year.  We paid down our line of credit by $2.5 million primarily as a result of our increase in accounts receivable collections.

On February 14, 2008, Westaff (USA), Inc., a wholly-owned subsidiary of the Company (the “Borrower”), and the Company, as guarantor, entered into a financing agreement (the “Financing Agreement”) with U.S. Bank National Association (“U.S. Bank”) and Wells Fargo Bank National Association (collectively the “Banks”) which provides for a new five year $50.0 million revolving credit facility.  On February 28, 2008, the Borrower was advanced credit in the form of letters of credit issued and loans advanced in an aggregate amount of approximately $29.6 million under the Financing Agreement.  The Borrower used the proceeds from the extension of credit to repay amounts outstanding under the then-existing Multicurrency Credit Agreement, dated as of May 17, 2002, among the Company, the Borrower, certain other subsidiaries of the Company, certain lenders party thereto and General Electric Capital Corporation, as amended, to replace or cash collateralize letters of credit issued under such Multicurrency Credit Agreement, and for working capital needs.

The Financing Agreement provides for a five-year $50.0 million revolving credit facility, which includes a letter of credit sub-limit of $35.0 million. The Company and its following subsidiaries are guarantors under the new credit facility: Westaff (USA), Inc., Westaff Support, Inc., and MediaWorld International (together with the Company, collectively, the “Guarantors”). The maximum borrowing availability under the Financing Agreement is based upon a percentage of certain eligible billed and unbilled accounts receivables. Borrowings under the Financing Agreement bear interest, at the Company’s election, at either U.S. Bank’s prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. A default rate would apply on all loan obligations in the event of default under the Credit Documents, at a rate per annum of 2.0% above the applicable interest rate. Interest is payable on a monthly basis. The credit obligations under the financing agreement are secured by a first priority security interest in the assets of the Borrower, the Company and the other Guarantors, with certain exceptions set forth in the Financing Agreement and the other Credit Documents. The proceeds of the extensions of credit under the Financing Agreement may be used by the Borrower for any lawful purpose.

The financial covenants under the Financing Agreement include a Fixed Charge Coverage Ratio (as defined in the Financing Agreement) requirement, measured as of the end of each fiscal quarter, and a minimum liquidity (as defined in the Financing Agreement) measured until the Company’s financial statements for the second fiscal quarter are delivered to U.S. Bank.

On May 23, 2008, the Company received a notice of default from U.S. Bank stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Borrower’s failure to achieve a Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008,

U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.  Unless waived by U.S. Bank, the Event of Default gives U.S. Bank the right to prohibit additional borrowing under the Financing Agreement, accelerate the Company’s indebtedness thereunder, and take other actions as provided for in the Financing Agreement.

The Company is currently in discussions with U.S. Bank in order to seek a waiver or forbearance of the Event of Default.  There can be no assurance that the Company will be able to obtain a waiver or forbearance or that such a waiver or forbearance would be on terms acceptable to the Company.  If the Company is unable to obtain a waiver from U.S. Bank and the Bank elects to pursue remedies under the Financing Agreement, such as limiting or terminating the Company’s right to borrow under the agreement, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In addition, the Company’s Australian subsidiary maintains a A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) with GE Capital, as primary agent, expiring in May 2009.  The agreement includes a letter of credit sub-facility.

During the second quarter, the Company recorded a charge to earnings for the previously capitalized costs associated with the former credit facility of approximately $0.4 million.

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors. The note, matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The effective interest rate on April 19, 2008 was 12.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Following our default at the end of the third quarter of fiscal 2007, the former lender exercised their right to prohibit repayment of the note at its maturity.  U.S. Bank has also exercised their right to prohibit repayment of the note during the second quarter of fiscal 2008.  Accrued and unpaid interest at April 19, 2008 was $234,000.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the Australian operations; however, we may request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. Outstanding principal on the intercompany loan to Australia was approximately $5.1 million as of April 19, 2008.  An additional $1.5 million was outstanding from New Zealand to the U.S.

We are responsible for and pay workers’ compensation costs for our domestic temporary and regular employees and are self-insured for the $750,000 deductible amount related to workers’ compensation claims for fiscal 2008 claims. Typically, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash.

For our 2008 policy year insurance program, we anticipate total cash premium payments of $4.2 million will be paid during fiscal 2008 in equal monthly installments, which commenced on November 1, 2007, as compared to $4.8 million paid during fiscal 2007. Cash payments for 2008 policy year claims will be paid directly by us up to our deductible which was increased from $500,000 per claim to $750,000 per claim for fiscal 2008 claims. As of April 19, 2008, we had outstanding $27.3 million of letters of credit to secure all estimated outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

We calculate the estimated liabilities associated with these programs based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers, insurers and actuary, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs. Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  We continue to evaluate other opportunities to further strengthen our financial position. However, we believe that our current financing provides us with sufficient borrowing capacity, together with cash generated through our operating performance, to meet our working capital needs for the foreseeable future.  As of April 19, 2008, the Company was in default with its U.S. Bank covenants.  Please see Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At April 19, 2008, our outstanding debt under variable-rate interest borrowings was approximately $6.4 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the 24 weeks ended April 19, 2008, our international operations comprised 25.9% of our gross revenue and, as of the end of that period, 17.0% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries.  The Company’s Australian subsidiary maintains a A$12 million Australian dollar facility agreement, which allows our Australian subsidiary to borrow in local currency and partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer (who is also acting as our principal financial officer as of the date of this Quarterly Report on Form 10-Q on June 9, 2008), of the effectiveness of the design and operation of our disclosure controls and procedures as of April 19, 2008, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of April 19, 2008 due to the existence of a continuing material weakness relating to a lack of qualified resources within the accounting department that was previously identified in our Quarterly Report on Form 10-Q for the quarterly period ended January 26, 2008.  The prior Quarterly Report identified several other weaknesses in our disclosure controls and procedures, which we believe have been remedied, including burdens placed on our existing accounting department by billing system implementation issues, since resolved, a delayed finalization of our fiscal year 2007 audit, since completed, and issues in completing account reconciliations on a timely basis, which the Company is making progress in resolving by improving focus on and prioritizing this process.

The Company underwent a change in management in fiscal 2007, including the hiring of a new Chief Executive Officer during the second quarter of fiscal 2007 and the hiring of a new Chief Financial Officer and new Controller during the fourth quarter of fiscal 2007.  In fiscal 2008, the Company underwent further change in senior financial management with the resignation of the Chief Financial Officer and Controller subsequent to the end of the period covered by this Quarterly Report on Form 10-Q. See Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The Company has retained a well qualified consulting organization to provide senior managerial oversight to the financial reporting and control process, but believes that it is important to have permanent, full time personnel in the Chief Financial Officer and Controller positions.  The Company has undertaken a number of steps, including retaining executive search firms, to fill the vacant positions.

There was no change in our internal control over financial reporting that occurred during the quarterly period ended April 19, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the action listed above, we are not currently a party to any material litigation. However, from time to time we have been threatened with, or named as a defendant in litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees. Management believes the resolution of these matters would not have a material adverse effect on our financial statements.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. The following risk factors, issues and uncertainties should be carefully considered before deciding to buy, hold or sell our common stock. Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents that we file with the SEC, are risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in forward-looking statements and to be below the expectations of public market analysts and investors. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in the value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

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

To date, we have financed, and expect to continue to finance, our operations primarily through borrowings under our revolving credit facilities and also through cash generated by our operating activities.  On February 14, 2008, we entered into a new Financing Agreement with U.S. Bank and Wells Fargo Bank that provides for a new five-year US$50 million revolving credit facility, which includes a letter of credit sub-limit of US$35 million.  The new Financing Agreement replaced the $55 million U.S. Revolving Loan Commitment under our credit facilities with GE Capital.  Our Australian subsidiary continues to maintain a A$12 million Australian dollar facility agreement with GE Capital that expires in May 2009.  As of April 19, 2008, our total borrowing capacity was $17.9 million, consisting of $11.7 million for the domestic operations and $6.2 million for Australia.

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

On May 23, 2008, the Company received a notice of default from U.S. Bank stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Borrower’s failure to achieve a Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.  Unless waived by U.S. Bank, the Event of Default gives U.S. Bank the right to prohibit additional borrowing under the Financing Agreement, accelerate the Company’s indebtedness thereunder, and take other actions as provided for in the Financing Agreement.

The Company is currently in discussions with U.S. Bank in order to seek a waiver or forbearance of the Event of Default.  There can be no assurance that the Company will be able to obtain a waiver or forbearance or that such a waiver or forbearance would be on terms acceptable to the Company.  If the Company is unable to obtain a waiver from U.S. Bank and the Bank elects to pursue remedies under the Financing Agreement, such as limiting or terminating the Company’s right to borrow under the agreement, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

In the third quarter of 2007, our former Chief Executive Officer resigned from the Company and was replaced by Michael T. Willis.  In the first quarter of 2008, our Vice President of Information Services, Eric Person, resigned.  In the third quarter of 2008, we hired a Chief Information Officer with industry experience.

In the third quarter of 2007, our Chief Financial Officer resigned from the company.  In the fourth quarter of 2007, we hired a new Chief Financial Officer, Dawn M. Jaffray, as well as a new Controller.   Effective May 15, 2008, Dawn M. Jaffray and the Controller resigned from their respective positions.  We have engaged Financial Leadership Group, LLC to provide interim senior financial management while the Company completes its search for full time replacements for Ms. Jaffray and the Controller.  The Company has identified turnover and staffing issues in its accounting department as having created a material weakness in its disclosure controls and procedures as of the end of the fiscal quarter which is the subject of this report.

Effective May 22, 2008, Jeffrey A. Elias resigned from his position as Senior Vice President, Corporate Services.  Pursuant to an agreement reached with Mr. Elias, the Company will pay Mr. Elias $125,000 spread over 26 week period and also pay for his health insurance benefits over that period.

On June 6, 2008, the Company announced the appointment of Mark Bierman as its Senior Vice President and Chief Information Officer.

Our future financial performance is significantly impacted by our ability to attract, motivate and retain key management personnel and other members of the senior management team.

Competition for qualified management personnel is intense and in the event that we experience additional turnover in senior management positions, we cannot assure that we will be able to recruit suitable replacements on a timely basis.  We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives.  Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until the new management becomes familiar with our business.

Failure to implement our new strategies could impede our growth and result in significant added costs.

In fiscal 2007, we made significant changes to our field structure and hired several new key executives late in the fiscal year to seek to grow new business markets for the Company.  Our failure to implement these new strategies could impede our growth and result in significant added costs.  Even if our new strategies are successfully implemented, they may not have the favorable impact on our business and operations that we anticipate.

Our principal stockholder, together with its affiliates, controls a significant amount of our outstanding common stock thus allowing them to exert significant influence on our management and affairs.

As of April 19, 2008, our principal stockholder, DelStaff LLC (“DelStaff’), together with its affiliates, controls approximately 44.1% of the total outstanding shares of our common stock.  The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over our management and affairs.  On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. On May 9, 2007, pursuant to the terms of the Governance Agreement, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball.  DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock.  This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

The amount of collateral that we are required to maintain to support our workers’ compensation obligations could increase, reducing the amount of capital that we have available to support and grow our field operations.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash.  As of April 19, 2008, our aggregate collateral requirements under these contracts have been secured through $27.3 million of letters of credit.  Further, our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral.  These collateral requirements are significant and place pressure on our liquidity and working capital capacity.  We believe that our current sources of liquidity are adequate to satisfy our immediate needs for these obligations; however, our available sources of capital are limited.  Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms.

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

In the United States, we are responsible for and pay workers’ compensation costs for our regular and temporary employees.  In recent years, these costs have risen substantially as a result of increased claims, general economic conditions, increases in healthcare costs and governmental regulations.  The frequency of new claims has fallen in fiscal 2008 as compared to prior years, yet the cost per claim continues to increase.  Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which only covers claims for a particular event above a deductible.  This deductible has been increased for our policy year ending November 1, 2008 from $500,000 to $750,000 per claim for fiscal 2008 claims.  Our workers’ compensation insurance policy expires November 1, 2008 and we cannot guarantee that we will be able to successfully renew such policy.  Further, there are covenants associated with the continuation of the policy and there can be no guarantee that we will continue to meet those covenants going forward.  Should our workers’ compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

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

Franchise agent operations comprise a significant portion of our revenue.  For the first 24 weeks of 2008, franchisees represented 30.1% of gross receipts.  In addition, our ten largest franchise agents for the first 24 weeks of fiscal 2008 (based on sales volume) accounted for 20.6% of our revenue.  There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees.  The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in Australia and New Zealand, which comprised 25.9% of our revenue for 24-week period ended April 19, 2008.  Operations in foreign markets are inherently subject to certain risks, including in particular:

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

Our information management systems are essential for data exchange and operational communications with branches spread across large geographical distances.  We have replaced key component hardware and software including backup systems within the past twelve months.  On November 12, 2007, we implemented a new accounts receivable billing and temporary payroll system.  The new system receives information from our custom built front office system.  We experienced technical issues after conversion that were not detected during the testing phases.  These issues affected both the payroll and billing systems.  We believe that we have identified and resolved the significant issues.  These issues were disruptive to our business and could affect customer and employee relations.  Additionally, these issues required significant amount of management time that impacted our ability to sell new services during the first and second quarters of fiscal 2008.  Continued interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers.

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

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 19,000 shares during the 24 weeks ended April 19, 2008.  Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for our common stock. We believe that the price of our common stock has also been negatively affected by the fact that our common stock is thinly traded and also due to the absence of analyst coverage.  The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price.  These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

The compliance costs associated with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002 regarding internal control over financial reporting could be substantial, while failure to achieve and maintain compliance could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations, beginning with our Annual Report on Form 10-K for the fiscal year ending November 1, 2008, we will be required to furnish a report by our management on our internal control over financial reporting.  We will be required to have our independent registered public accounting firm attest to management’s assessment on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2009.  However, on February 1, 2008, the SEC proposed a one-year extension to the independent registered public accounting firm attestation requirement, which, if adopted, would require us to first comply with this requirement beginning with our Annual Report on Form 10-K for the fiscal year ending October 30, 2010.  The process of fully documenting and testing our internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from business activities to compliance activities. Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404.  Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

We are involved in an action taken by the California Employment Development Department.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that its domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter.  Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor.

We have significant amounts of assets on our balance sheet for which their realization is dependent on our future profitability.

As of April 19, 2008, we have goodwill and intangibles of $16.3 million. During the Company’s second quarter several factors led management to consider whether its goodwill and other intangibles might be impaired. These factors included three possible indicators of impairment, including: a) a decline in the market capitalization of the company to a level below the book carrying value of its equity; 2) the sale of its UK subsidiary below the fair value as determined at September 1, 2007; and 3) unexpected revenue declines for its US Domestic Reporting Unit through the end of its second fiscal quarter. As a result of these conditions, the Company performed the first step in the impairment test required by SFAS 142 which compares the fair value of a reporting unit to its carrying value, including goodwill and intangibles which in this case totaled $11.4 million assigned to its US Domestic Services Reporting Unit. Although the Company concluded that the fair value of its US Domestic Reporting Unit exceeded carrying value and market capitalization which indicated that the Company’s goodwill was not impaired, the estimated fair value of its intangibles will be influenced by our future profitability. If we are unable to return to our historical levels of profitability, we may need to write off a portion or all of these assets which would result in a reduction of our assets and stockholders equity.

Under U.S. GAAP, we are required to evaluate the realizability of the deferred tax assets based on our ability to generate future taxable income.  For the second quarter of fiscal 2008, the Company established a valuation allowance of $23.2 million against deferred tax assets.    As of April 19, 2008 we have deferred tax assets after valuation allowance of $1.2 million.  These allowances were recorded against the deferred tax assets because the Company has recently reassessed the potential for their realization in future years. Although it is possible these deferred tax assets could still be realized in the future, the Company believes that it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company intends to reevaluate its position with respect to the valuation allowance in future periods.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 16, 2008.  The results of the matters voted upon at the meeting were:

(a)           Each of the nominees to the Board of Directors were elected as Class III Directors to serve for a three-year term until their successor is elected and qualified.  The nominees and the results of the voting were:

Michael T. Willis:	14,730.367 common shares for and 1,025,251 withheld;
Don K. Rice:	14,800,364 common shares for and 955,254 withheld;
Walter W. Macauley:	14,801,164 common shares for and 954,454 withheld.

The terms of Ronald D. Stevens, Gerald E. Wedren and John G. Ball as Class I directors will continue until the Company’s 2009 annual meeting of stockholders.  The terms of Janet M. Brady, John R. Black and Michael R. Phillips as Class II directors will continue until the Company’s 2010 annual meeting of stockholders.

(b)           The stockholders approved the amendment and restatement of the of the 2006 Stock Incentive Plan.

10,819,117 common shares for, 1,401,243 against, 364,300 abstaining and 3,170,958 broker non-votes.

Item 5.    Other Information

No events.

Item 6.    Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.7	Westaff, Inc. Employee Stock Purchase Plan, amended and restated on April 16, 2008
10.8.28	Financing Agreement, dated as of February 14, 2008, among the Borrower, the Parent, the Lenders, and Agent
10.8.29	First Amendment to Financing Agreement, dated as of March 31, 2008
10.8.30	Continuing Guaranty, dated as of February 14, 2008, among the Lenders, Agent and Parent
10.8.31	Continuing Guaranty, dated as of February 14, 2008, among the Lenders, Agent, Westaff Support and MediaWorld
10.8.32	Security Agreement, dated as of February 14, 2008, among Borrower, Parent, Westaff Support, MediaWorld and Agent
10.8.33	Pledge Agreement, dated as of February 14, 2008, among Borrower, Parent, Westaff Support, MediaWorld and Agent
10.8.34	Trademark Security Agreement, dated as of February 14, 2008, between Agent and Parent
10.8.35	Trademark Security Agreement, dated as of February 14, 2008, between Agent and Westaff Support
31.1	Certificate of the Chief Executive Officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

June 9, 2008	/s/ Michael T. Willis
Date	Michael T. Willis
Chief Executive Officer and acting principal financial officer*

* Mr. Willis is also acting as the Registrant’s principal financial officer as of the date of this filing.

EXHIBIT INDEX

Exhibit No.	Description of Document

10.7	Westaff, Inc. Employee Stock Purchase Plan, amended and restated on April 16, 2008

10.8.28	Financing Agreement, dated as of February 14, 2008, among the Borrower, the Parent, the Lenders, and Agent

10.8.29	First Amendment to Financing Agreement, dated as of March 31, 2008

10.8.30	Continuing Guaranty, dated as of February 14, 2008, among the Lenders, Agent and Parent

10.8.31	Continuing Guaranty, dated as of February 14, 2008, among the Lenders, Agent, Westaff Support and MediaWorld

10.8.32	Security Agreement, dated as of February 14, 2008, among Borrower, Parent, Westaff Support, MediaWorld and Agent

10.8.33	Pledge Agreement, dated as of February 14, 2008, among Borrower, Parent, Westaff Support, MediaWorld and Agent

10.8.34	Trademark Security Agreement, dated as of February 14, 2008, between Agent and Parent

10.8.35	Trademark Security Agreement, dated as of February 14, 2008, between Agent and Westaff Support

31.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and acting principal financial officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002