Form 10-Q/A
period 2008-04-19
WESTAFF INC
filed 2008-07-03
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 19, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Westaff, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2008 that was originally filed with the Securities and Exchange Commission on June 9, 2008 (the “Original Filing”).  This Amendment No. 1 is being filed to make the following changes:

•      Part I, Item 1 – Notes to Condensed Consolidated Financial Statements

Note 1 — We changed the reclassification table’s “Net loss” from $29 to the correct amount of $(261) for the 24 weeks ended April 14, 2007 for the columns labeled “As originally reported as adjusted for discontinued operations” and “As reclassified” in order to agree to the amount as presented on the Condensed Consolidated Statements of Operations.

Note 4 — We changed the “Operating loss from discontinued operations for the 12 weeks ended April 14, 2007” from $(216) to the correct amount of $(210) to correct a footing error.

Note 4 — We changed the Balance sheet of discontinued operations as of April 14, 2007 to the balance sheet as of November 3, 2007 as is required by the Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

	From:	To:
	April 14, 2007	November 3, 2007
Cash and cash equivalents	$1,722	$1,335
Trade accounts receivable, net	5,939	7,848
Prepaid expenses	549	484
Property and equipment, net	959	901
Other current assets	103	64
Assets of discontinued operations	$9,272	$10,632

Accounts payable	$356	$131
Accrued expenses	3,102	4,177
Other liabilities	20	17
Liabilities of discontinued operations	$3,478	$4,325

Note 6 — We removed the table of “Unamortized intangible assets as of April 19, 2008 and November 3, 2007” and the table of “Estimated amortization expense for the fiscal years 2008 and 2009” since the information was included in sentence format below the table.

Note 7 — We changed the amount of  “Other” from $4,552 to the correct amount of $4,559 to correct a footing error to reconcile the amount of Accrued Expenses to the financial statements.

•      Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations:  Results of Operations – 24 weeks ended April 19, 2008 and April 14, 2007

 Selling and administrative expenses — We changed the sentence from “Our professional fees increased by $1.6 million” to “Our professional fees increased by $1.8 million” to agree to the financial statements.

Net interest expense — We changed the sentence “Net interest expense increased by $0.6 million or 58.7% to $1.6 million (previously stated as $1.7 million)” to agree to the financial statements.

•      Part I, Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We changed the following sentences to reconcile to the financial statements:

“A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1 million (previously stated as $0.2 million) on an annual basis.”

“For the 24 weeks ended April 19, 2008, our international operations comprised 25.9% of our gross revenue and, as of the end of that period 19.3% (previously stated as 17.0%) of our total assets.”

No other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing including the information contained in the condensed consolidated balance sheets, statements of operations and cash flows as of April 19, 2008 and for the 12 and 24 weeks then ended, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 1 (as amended), Item 2 (as amended), Item 3 (as amended), the signature page and the certifications required to be filed as exhibits hereto.

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
Adjustments to reconcile net loss to net cash provided by operating activities:
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

	12 weeks ended			24 weeks ended
	April 14,			April 14,
	2007			2007
	(In thousands)
	As originally reported as adjusted for discontinued operations	As reclassified	Change	As originally reported as adjusted for discontinued operations	As reclassified	Change
Selling and administrative expenses	$17,190	$16,938	$(252)	$32,521	$32,017	$(504)

Operating (loss) income from continuing operations	$(515)	$(263)	$252	$304	$808	$504

Interest expense	$268	$520	$252	$587	$1,091	$504
Net loss	$(664)	$(664)	$—	$(261)	$(261)	$—

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

	12 Weeks Ended		24 Weeks Ended
	April 19,	April 14,	April 19,	April 14,
	2008	2007	2008	2007
	(In thousands)

Revenue	$6,458	$9,716	$15,215	$18,978

Operating loss from discontinued operations	(713)	(210)	(1,184)	(377)
Plus: Income taxes benefit and net interest income	9	36	24	87

Loss from discontinued operations, net of tax	(704)	(174)	(1,160)	(290)

Gain on sale of discontinued operations	2,003	—	2,003	—
Less: Income taxes	820	—	820	—

Gain on sale of discontinued operations, net of tax	1,183	—	1,183	—

Total discontinued operations, net of income taxes	$479	$(174)	$23	$(290)

November 3, 2007
Cash and cash equivalents	$1,335
Trade accounts receivable, net	7,848
Prepaid expenses	484
Property and equipment, net	901
Other current assets	64
Assets of discontinued operations	$10,632

Accounts payable	$131
Accrued expenses	4,177
Other liabilities	17
Liabilities of discontinued operations	$4,325

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

7.  Accrued Expenses

	April 19,	November 3,
	2008	2007
	(In thousands)

Accrued payroll and payroll taxes	$12,912	$16,356
Accrued insurance	1,943	3,151
Checks outstanding in excess of book cash balances	287	4,753
Taxes other than income taxes	3,164	4,120
Franchise commisions payable	965	1,599
Restructuring accrual (Note 14)	449	1,146
Other	4,559	3,022
	$24,279	$34,147

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

Internationally, gross revenue increased by $5.8 million or 26.5% to $27.6 million for the 12 weeks ended April 19, 2008 as compared to the same period in the prior year.  The increase was predominantly attributable to Australia primarily resulting from new business totalling $3.4 million. Australia accounted for $5.6 million of the increase and New Zealand accounted for $178,000.

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

Our professional fees increased by $1.8 million in the first 24 weeks of fiscal 2008 over the first 24 weeks of fiscal 2007.  Several factors caused the increase including additional unanticipated accounting fees for our fiscal 2007 audit together with continued costs incurred towards our required compliance with the provisions of Sarbanes-Oxley.  We also incurred significant post system implementation costs associated with the conversion of our Pay-Bill system which went live during the first quarter of 2008.

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

Net interest expense

Net interest expense increased by $0.6 million or 58.7% to $1.6 million for the first 24 weeks of fiscal 2008 as compared to the first 24 weeks of fiscal 2007.  The increase is primarily attributable to the early termination of our credit facility with General Electric Capital Corporation in the second quarter of fiscal 2008, resulting in additional amortization expense of $0.4 million from the write-off of deferred debt issue costs.

Income taxes

For the 24 weeks ended April 19, 2008, we recorded a consolidated income tax expense on continuing operations of $19.7 million on a pre-tax loss of $7.4 million.  The difference between the year to date tax provision of $19.7 million and the prior period year to date benefit of $0.2 million relates primarily to the establishment of a valuation allowance against a significant portion of the Company’s deferred tax assets in the current quarter.  The Company recorded a valuation allowance in the current quarter due to cumulative losses in recent periods and revised projections indicating continued losses for the remainder of fiscal 2008.  Although it is possible these deferred tax assets could still be realized in the future, the Company believes that is it more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company intends to reevaluate its position with respect to the valuation allowance periodically.

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

For the 24 weeks ended April 19, 2008, our international operations comprised 25.9% of our gross revenue and, as of the end of that period, 19.3% of our total assets. We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries.  The Company’s Australian subsidiary maintains a A$12 million Australian dollar facility agreement, which allows our Australian subsidiary to borrow in local currency and partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar. We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

July 2, 2008	/s/ Michael T. Willis
Date	Michael T. Willis
Chief Executive Officer and acting principal financial officer*

* Mr. Willis is also acting as the Registrant’s principal financial officer as of the date of this filing.