Form 10-Q
period 2008-07-12
WESTAFF INC
filed 2008-08-26
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 12, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 25, 2008
Common Stock, $0.01 par value per share	16,697,010 shares

WESTAFF, INC.

FORM 10-Q

For the quarterly period ended July 12, 2008

Part l.  Financial Information

Item 1.  Financial Statements (Unaudited)

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	July 12,	November 3,
	2008	2007
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,841	$3,277
Restricted cash	5,017	—
Trade accounts receivable, less allowance for doubtful accounts of $1,246 and $1,274	51,383	76,098
Income taxes receivable	241	—
Deferred income taxes	—	9,688
Prepaid expenses	2,839	4,059
Other current assets	1,154	1,833
Total current assets	62,475	94,955
Property and equipment, net	11,724	16,186
Deferred income taxes	840	12,076
Goodwill	1,337	12,628
Intangible assets	3,509	3,695
Other long-term assets	2,020	1,752
Total Assets	$81,905	$141,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$3,089	$6,837
Current portion of capital lease obligations	601	544
Note payable to related party	2,000	2,000
Accounts payable	2,701	2,226
Accrued expenses (See Note 8)	23,973	34,147
Short-term portion of workers compensation	8,766	9,897
Income taxes payable	80	113
Total current liabilities	41,210	55,764

Long-term capital lease obligations	325	752
Long-term portion of workers compensation	15,000	16,000
Other long-term liabilities	1,465	2,881
Total liabilities	58,000	75,397

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,697,010 at July 12, 2008 and November 3, 2007	167	167
Additional paid-in capital	39,623	39,561
Retained earnings (accumulated deficit)	(17,827)	24,355
Accumulated other comprehensive income	1,942	1,812
Total stockholders’ equity	23,905	65,895
Total Liabilities and Stockholders’ Equity	$81,905	$141,292

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended		36 Weeks Ended
	July 12,	July 7,	July 12,	July 7,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenue	$99,431	$122,421	$310,319	$363,221

Costs of services	83,122	101,105	259,587	300,377

Gross profit	16,309	21,316	50,732	62,844

Franchise agents’ share of gross profit	3,288	4,025	10,046	11,083
Selling and administrative expenses	14,488	16,912	44,994	48,929
Impairment of goodwill and intangibles	11,540	—	11,540	—
Restructuring expense (benefit)	—	2,300	(150)	2,300
Depreciation and amortization	1,015	796	4,131	2,441

Operating loss from continuing operations	(14,022)	(2,717)	(19,829)	(1,909)

Interest expense	470	530	2,134	1,620
Interest income	(71)	(40)	(134)	(122)

Loss from continuing operations before income taxes	(14,421)	(3,207)	(21,829)	(3,407)
Income tax expense (benefit)	464	(361)	20,188	(591)

Loss from continuing operations	(14,885)	(2,846)	(42,017)	(2,816)

Discontinued operations:
Loss from discontinued operations	—	(73)	(1,160)	(363)
Gain (loss) on sale, net of income taxes of $722	(188)	—	995	—

Total loss from discontinued operations, net of income taxes	(188)	(73)	(165)	(363)

Net loss	$(15,073)	$(2,919)	$(42,182)	$(3,179)

Loss per share:
Continuing operations - basic and diluted	$(0.89)	$(0.17)	$(2.52)	$(0.17)

Discontinued operations - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Loss per share:
Basic and diluted	$(0.90)	$(0.18)	$(2.53)	$(0.19)

Weighted average shares outstanding - basic and diluted	16,697	16,623	16,697	16,607

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	36 Weeks Ended
	July 12,	July 7,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net loss	$(42,182)	$(3,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operations, net of income taxes	(995)	—
Impairment of goodwill and intangibles	11,540	—
Depreciation and amortization	4,337	2,703
Stock-based compensation	63	547
Tax benefits from employee stock plans	—	(88)
Provision for losses on doubtful accounts	649	721
Amortization of deferred gain on sale-leaseback	(515)	(515)
Amortization of debt issuance costs	521	193
Deferred income taxes	20,875	(475)
Amortization of deferred gain from sales of affiliate operations	(647)	(110)
Loss on sale or disposal of assets	109	18
Changes in assets and liabilities:
Trade accounts receivable	19,268	3,063
Other assets	798	2,023
Accounts payable and accrued expenses	(7,851)	(2,001)
Income taxes payable	(835)	(1,110)
Other liabilities	(1,236)	1,030

Net cash provided by operating activities	3,899	2,820

Cash flows from investing activities
Capital expenditures	(339)	(3,194)
Payments for the purchase of affiliate operations	—	(307)
Proceeds from sale of discontinued operations, net of cash acquired by purchaser of $1,104	5,375	—
Expenses relating to sale of discontinued operations	(204)	—
Other, net	113	(11)

Net cash (used in) provided by investing activities	4,945	(3,512)

Cash flows from financing activities
Restricted cash under line of credit	(5,017)	—
Net repayments under line of credit agreements	(3,883)	(584)
Principal payments on capital lease obligations	(370)	(233)
Payment of debt issuance costs	(979)	(157)
Proceeds from the issuance of common stock	—	245
Excess tax benefits from stock based compensation	—	126

Net cash used in financing activities	(10,249)	(603)

Effect of exchange rate changes on cash	(31)	125

Net change in cash and cash equivalents	(1,436)	(1,170)
Cash and cash equivalents at beginning of period	3,277	3,545
Cash and cash equivalents at end of period	$1,841	$2,375

Supplemental dislosures of cash flow information
Interest	$2,136	$1,620
Income taxes paid, net	(10)	629

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Company background

Westaff, Inc. (together with its domestic and foreign subsidiaries, the “Company” or “Westaff”) provides staffing services primarily in suburban and rural markets (“secondary markets”), and in certain major urban centers (“primary markets”) in the United States (“US”), Australia and New Zealand.  On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary. The Company provides staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies through its network of Company-owned, franchise agent and licensed offices.  Westaff’s primary focus is on recruiting and placing clerical/administrative and light industrial personnel. Its corporate headquarters provides support services to the field offices in marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

Basis of Presentation and Going Concern Considerations

The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and foreign subsidiaries, as of July 12, 2008 and for the 12-week and 36-week periods ended July 12, 2008 and July 7, 2007 are unaudited.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of November 3, 2007 presented herein, has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

The Company’s primary credit facility is a financing agreement that the Company has (through its wholly-owned subsidiary Westaff (USA), Inc.) with U.S. Bank National Association (“U.S. Bank”), as agent for itself and Wells Fargo Bank, National Association (“Wells Fargo”), as lenders, which provides for a five-year revolving credit facility (the “Financing Agreement”).  As discussed in Note 9 the Company is currently in default under certain covenants of the Financing Agreement and has entered into a Forbearance Agreement with U.S. Bank and Wells Fargo that provides for a forbearance period ending on August 26, 2008.  While the Company is negotiating with its lenders for a waiver or continued forbearance in respect of this default, there can be no assurances that a waiver or continued forbearance can be obtained.  If the Company is unable to obtain a waiver or continued forbearance from U.S. Bank on acceptable terms, the Company may be unable to access the funds necessary for its liquidity requirements or may be unable to obtain letters of credit under the facility needed for the Company to obtain workers’ compensation insurance.  In that case, its business and operating results would be adversely affected, and the Company may be unable to continue its operations as a going concern.  In response to the continued default, the Company secured a $3.0 million subordinated loan facility subsequent to the end of the quarter and as described in Note 19.  This facility may be used by the Company for their working capital and general business purposes.

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the audited consolidated financial statements included in the Company’s previously-filed Annual Report on Form 10-K for the fiscal year ended November 3, 2007.  Except as disclosed herein, there were no changes to these policies during the 36-week period ended July 12, 2008.  Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that is not required for interim reporting purposes has been condensed or omitted.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

The Company’s fiscal year is a 52 or 53-week period ending the Saturday nearest the end of October.  For interim reporting purposes, the first three fiscal quarters comprise 12 weeks each, while the fourth fiscal quarter consists of 16 or 17 weeks.  The results of operations for the 12-week and 36-week periods ended July 12, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

On March 31, 2008, the Company sold its United Kingdom operations and related subsidiary.  The results of operations of the discontinued operations are separately stated in the accompanying condensed consolidated statements of operations for the 12-week and 36-week periods ended July 12, 2008 and for the same periods of fiscal 2007. The assets and liabilities of these discontinued operations have not been reclassified in the accompanying consolidated balance sheets and related notes.  The cash flows from discontinued operations are not separately classified in the Company’s consolidated statements of cash flows.

Accounts receivable as originally reported on the November 3, 2007 balance sheet have been increased by $962,000 to reflect unbilled amounts to customers related to services performed in the United Kingdom previously included in other current assets.  The Company’s policy is to record as trade accounts receivables the amounts earned for the final week of the period but not billed to customers.

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

	12 weeks ended			36 weeks ended
	July 7, 2007			July 7, 2007
	(in thousands)
	As originally reported as adjusted for discontinued operations	As reclassified	Change	As originally reported as adjusted for discontinued operations	As reclassified	Change
Selling and administrative expenses	$17,164	$16,912	$(252)	$49,684	$48,929	$(755)
Operating (loss) income from continuing operations	$(2,969)	$(2,717)	$252	$(2,664)	$(1,909)	$755
Interest expense	$278	$530	$252	$865	$1,620	$755
Net loss	$(2,919)	$(2,919)	$—	$(3,179)	$(3,179)	$—

2.    Out of period adjustment

During the 12 weeks ended April 19, 2008, the Company recorded $880,000 in depreciation expense and accumulated depreciation, relating to assets purchased prior to fiscal year 2004, which should have been depreciated over a 4 year period.  The depreciation expense and accumulated depreciation, however, were not previously recorded.  The Company reviewed this additional expense and considered the impact of the adjustment under Staff Accounting Bulletin No. 99 “Materiality”.  The Company concluded that reporting the $880,000 as an adjustment to current period depreciation expense and accumulated depreciation is not material to the current fiscal year 2008 or prior fiscal years.

3.    Restricted cash

During the 12 weeks ended July 12, 2008, the cash proceeds of $5.0 million from the sale of the U.K. operations was held as collateral for U.S. Bank related to the Financing Agreement, as described in Note 9.

4.    Adoption of recent pronouncement

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

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48, and concluded that there were no material uncertain tax positions requiring recognition in our financial statements at adoption or as of July 12, 2008.  The Company performed evaluations for the tax years ended 2007, 2006, 2005 and 2004, which were subject to examination by tax authorities.  Upon implementation of FIN 48, the Company adopted a methodology for recognition of interest and penalties accruals related to unrecognized tax benefits and penalties within its provision for income taxes.  The Company had no such interest and penalties accrued at July 12, 2008.

5.             Discontinued Operations

In March 2008, the Company sold its former United Kingdom operations and related subsidiary to Fortis Recruitment Group Limited, a recruiting and staffing company headquartered in England, for approximately $6.7 million. The Company recorded a pre-tax gain of $2.0 million ($1.2 million net of tax).  Cash payments received totaled $6.5 million and transaction costs totaled $0.2 million.  During the 12 weeks ended July 12, 2008, the Company reduced the gain on the sale by about $0.3 million ($0.2 million net of tax) as a result of an amendment to the original sales agreement to forgive Fortis Recruitment Group Limited of various payables and royalties due to Westaff in lieu of agreeing to any working capital adjustments.

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

	12 Weeks Ended		36 Weeks Ended
	July 12,	July 7,	July 12,	July 7,
	2008	2007	2008	2007
	(In thousands)

Revenue	$—	$10,320	$15,215	$29,298
Operating loss from discontinued operations	—	(86)	(1,184)	(463)
Plus: Income taxes and net interest income	—	13	24	100
Loss from discontinued operations, net of tax	—	(73)	(1,160)	(363)
Gain (loss) on sale of discontinued operations	(286)	—	1,717	—
Less: Income taxes (benefit)	(98)	—	722	—

Gain (loss) on sale of discontinued operations, net of tax	(188)	—	995	—

Total loss from discontinued operations, net of income taxes	$(188)	$(73)	$(165)	$(363)

November 3, 2007
Cash and cash equivalents	$1,335
Trade accounts receivable, net	7,848
Prepaid expenses	484
Property and equipment, net	901
Other current assets	64
Assets of discontinued operations	$10,632

Accounts payable	$131
Accrued expenses	4,177
Other liabilities	17
Liabilities of discontinued operations	$4,325

6.              Income Taxes and Related Valuation Allowance

For the 12 weeks ended July 12, 2008, the Company had an income tax provision from continuing operations of approximately $0.5 million on a pre-tax loss from continuing operations of $14.4 million, which represents an effective tax rate of -3.2%.  The tax provision was primarily generated from tax on foreign operations, and interim period adjustments to deferred tax assets related to federal and Australian net operating losses.

For the 36 weeks ended July 12, 2008, the Company had an income tax provision from continuing operations of approximately $20.2 million on a pre-tax loss from continuing operations of $21.8 million, which represents an effective tax rate of -92.5%.  The tax provision was primarily generated from the establishment of a valuation allowance during the second quarter of fiscal 2008 on its net deferred tax assets, with the exception of those deferred tax assets related to certain net operating losses because it believes it can realize this asset by carrying the net operating loss back to a prior period.  The Company has not set up a valuation allowance against deferred tax assets of  $0.8 million related to the estimated federal and Australian net operating loss because it believes these assets are more likely than not of being realized.  The foreign deferred tax assets relate to net operating losses in jurisdictions which have not experienced cumulative losses in recent periods.

7.             Goodwill and Intangibles

The Company’s goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition.  The primary other identifiable intangible assets of the Company with indefinite lives are reacquired franchise rights.  These assets are not amortized but rather tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This test is generally performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present.  The Company determined its reporting units to be the same as its operating segments under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”.  See Note 17.

During the Company’s second quarter several factors led management to consider whether its goodwill and other intangibles might be impaired. These factors included three possible indicators of impairment, including: a) a decline in the market capitalization of the company to a level below the book carrying value of its equity; 2) the sale of its UK subsidiary below the fair value as determined at September 1, 2007; and 3) unexpected revenue declines for its U.S. domestic reporting unit through the end of its second fiscal quarter.  As a result of these conditions, the Company performed the first step in the impairment test required by SFAS 142 which compares the fair value of a reporting unit to its carrying value, including goodwill and intangibles and concluded that the fair value of its US Domestic Reporting Unit exceeded the carrying value and market capitalization which indicated that the Company’s goodwill was not impaired.  Therefore the Company did not perform the second step of the impairment test and no impairment charge was recorded in the second quarter.  In light of the continued decline in revenue and market capitalization for Westaff, the Company determined that an interim impairment test was necessary during the third quarter of 2008.

Prior to performing Step 1 of the goodwill impairment testing process for a reporting unit under SFAS 142, if there is reason to believe that other non-goodwill related intangible assets may be impaired, these other intangible assets must first be tested for impairment under SFAS 142 or SFAS 144.  Assets governed by SFAS 144 require a recoverability test whereby the gross undiscounted cash flows are determined specific to the asset.  For non-goodwill related indefinite-lived assets, a fair value determination is made.  If the carrying value of the asset exceeds the fair value, then impairment occurs.  The carrying values of these assets are impaired as necessary to provide the appropriate carrying value for the goodwill impairment calculation.

Based on the impairment evaluation as of July 12, 2008, it was determined that the indefinite life franchise right intangible was impaired by $171,000.  Such an impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the asset.

After completing the intangible asset impairments, the Company compared the fair value of the US Reporting Unit to its carrying value and determined that the reporting unit was impaired.  Upon completion of step two of the impairment test, the Company recorded a goodwill impairment of $11.4 million in relation to its U.S. domestic services reporting unit.  The fair value of the Australia and New Zealand reporting units were greater than the net book value and accordingly, no second step was required.   The Company’s impairment evaluations were performed by management.  The evaluations for other goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows.

The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company’s liquidity, cash flows from operating activities, or debt covenants, or have any impact on future operations.

The following table shows the change to goodwill and intangible assets during the first three quarters of fiscal 2008.

	Gross goodwill and intangible assets			July 12, 2008
	Year End	Impairments	Gross	Accumulated	Effects of	Net
	November 3, 2007	2008	Amount	Amortization	foreign currency	Amount
	(In thousands)

Domestic Business Services amortized intangible assets - Non-compete agreements	$177	$—	$177	$(155)	$—	$22
Domestic Business Services indefinite life intangible assets - Franchise rights	3,658	(171)	3,487	—	—	3,487
Total intangible assets	3,835	(171)	3,664	(155)	—	3,509

Domestic Business Services goodwill	11,369	(11,369)	—	—	—	—
Australia goodwill	1,259	—	1,259	—	78	1,337
Total goodwill	12,628	(11,369)	1,259	—	78	1,337
Total goodwill and intangible assets	$16,463	$(11,540)	$4,923	$(155)	$78	$4,846

Total estimated amortization expense for the remaining 16 weeks of fiscal year 2008 is $5,000 and for fiscal year 2009 is $17,000.

8.     Accrued Expenses

	July 12,	November 3,
	2008	2007
	(In thousands)

Accrued payroll and payroll taxes	$12,503	$16,356
Accrued insurance	2,024	3,151
Checks outstanding in excess of book cash balances	169	4,753
Taxes other than income taxes	3,001	4,120
Franchise commisions payable	1,007	1,599
Restructuring accrual (Note 15)	367	1,146
Other	4,902	3,022
	$23,973	$34,147

9.              Credit Agreements

On February 14, 2008, the Company (through its wholly-owned subsidiary Westaff (USA), Inc.) entered into a financing agreement with U.S. Bank National Association (“U.S. Bank”), as agent, and the lenders thereto, which provides for a five-year revolving credit facility that previously provided for an aggregate commitment of up to $50.0 million, including a letter of credit sub-limit of $35.0 million (the “Financing Agreement”).  Borrowings under the Financing Agreement bear interest, at the Company’s election, at either U.S. Bank’s prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. The Financing Agreement provides that a default rate would apply on all loan obligations in the event of default under the Financing Agreement and related documents, at a rate per annum of 2.0% above the applicable interest rate.  Interest is payable on a monthly basis.

On May 23, 2008, the Company received a notice of default from U.S. Bank National Association (“U.S. Bank”) (as agent for itself and Wells Fargo Bank, National Association (“Wells Fargo”), as lenders, stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Company’s failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.  The Company had $27.3 million of letters of credit supporting workers’ compensation obligations outstanding under the U.S. Bank credit facility at July 12, 2008, but no outstanding borrowings.

On July 31, 2008, the Company entered into a Forbearance Agreement with U.S. Bank and the lenders.  Pursuant to the terms of the Forbearance Agreement, (i) the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the Event of Default commencing on the date of the Forbearance Agreement and ending on August 26, 2008, (ii) the Company agreed to a reduction in the aggregate amount of the commitments under the Financing Agreement from $50.0 million to $33.0 million effective as of June 23, 2008, and (iii) U.S. Bank agreed to maintain a reserve against the revolving credit availability to cover the Company’s payroll and payroll tax obligations.

The Company is currently in discussions with U.S. Bank in order to seek a waiver or continued forbearance in respect of the Event of Default.  There can be no assurance that the Company will be able to obtain a waiver or continued forbearance or that such a waiver or continued forbearance would be on terms acceptable to the Company.  If the Company is unable to obtain a waiver or continued forbearance and the lenders elect to pursue remedies under the Financing Agreement, such as limiting or terminating the Company’s right to borrow under the Financing Agreement or electing not to renew letters of credit supporting the Company’s workers’ compensation insurance, it would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.  In response to the continued default, the Company secured $3.0 million subordinated loan facility, subsequent to the end of the quarter and as described in Note 19.  This facility is available for working capital and general business purposes.

The Company’s Australian subsidiary maintains an A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) with GE Capital, as primary agent, expiring in May 2009.  The A$ Facility Agreement includes a letter of credit sub-facility.  The outstanding balance on the Australia Facility Agreement at July 12, 2008 was $3.1 million at a 10.31% rate per annum.

During the 36 weeks ended July 12, 2008, the Company recorded a charge to earnings for the previously capitalized costs associated with the former credit facility of approximately $0.4 million.

10.       Related Party Transactions

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors.  The note matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The effective interest rate on July 12, 2008 was 12.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  Following a default under a prior loan facility at the end of the third quarter of fiscal 2007, a former lender exercised its right to prohibit repayment of the note at its maturity.  U.S. Bank has also exercised its right to prohibit repayment of this note during the 12-week period ended July 12, 2008.  Accrued and unpaid interest on this note at July 12, 2008 was $297,000 and is included in accrued expenses in the Company’s consolidated balance sheets.

11.       Commitments and Contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits, including, among other, litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees, etc.  The Company insures itself to cover principal risks like workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. Management believes there are no matters that will have a material adverse effect on the Company’s consolidated financial statements.

During the fourth quarter of fiscal 2005, the Company was notified by the California Employment Development Department (“EDD”) that its domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with outside counsel to resolve this matter.  A hearing officer has been assigned to the matter and a confirmation of a hearing date from the EDD is awaited.  Management believes the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

12.       Workers’ Compensation

Domestically, the Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims.  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported (IBNR), and adjusts the accruals based on the results of the valuations.  The following summarizes the workers’ compensation liability as of July 12, 2008 and November 3, 2007:

	July 12, 2008	November 3, 2007
	(in millions)
Current portion	$8.8	$9.9
Long-term portion	15.0	16.0
Total Liabilities	$23.8	$25.9

Self-insurance deductible (per claim)	$0.75	$0.50
Letters of Credit (1)	$27.3	$28.4

As of July 12, 2008 and November 3, 2007, the current liabilities include $0.1 and $0.5 million respectively, in workers compensation expense related to Australia.

(1)The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash.

13.  Stock-Based Compensation

Stock Incentive Plan and Employee Stock Purchase Plan.  The Company has a stock incentive plan and an Employee Stock Purchase Plan.  Please refer to Note 14 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 3, 2007 for additional information related to these stock-based compensation plans.

Restricted Stock Units.  On May 30, 2008, the Company granted 90,000 restricted stock units to certain employees.  Each grant entitles the recipient to convert units to shares of common stock subject to terms of the awards.  The maximum units to be awarded, if all performance conditions are met, are 135,000 units.  The restricted stock units will vest, if all conditions are met, 50% on October 30, 2010 and 50% on October 29, 2011.  Besides the condition that the recipient must complete a period of continuous service to the Company through and including the vest dates, there is a performance condition and a market condition, both of which must be met.  First, for each of three fiscal years, beginning with fiscal 2008, the company must meet an EBITDA target and second, the company’s stock price must meet certain requirements as compared to a designated “peer” group’s average stock price.  As of July 12, 2008, the achievement of performance based criteria is not probable; therefore no compensation expense has been recognized.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) using the modified prospective method of adoption.

For the 12-week and 36-week periods ended July 12, 2008 and July 7, 2007, the Company recognized stock-based compensation expense as follows:

	12 Weeks Ended		36 Weeks Ended
	July 12,	July 7,	July 12,	July 7,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation	$50	$408	$63	$547

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

SFAS 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  In previous years, the Company had recognized the impact of forfeitures as they occurred.  Under SFAS 123(R), the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize.  During the 36 weeks ended July 12, 2008, the Company increased its forfeiture rate by analyzing historic forfeiture rates and reviewing outstanding unvested option grants which resulted in a decrease to stock-based compensation expense. The 12 and 36 weeks ended July 7, 2007 included $373,000 of expense related to the acceleration of options and restricted stock awards upon the departure of a specific executive.  No such expense was present during the 12 and 36 weeks ended July 12, 2008.

All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

14.       Loss per share

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

	12 Weeks Ended		36 Weeks Ended
	July 12,	July 7,	July 12,	July 7,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Loss from continuing operations	$(14,885)	$(2,846)	$(42,017)	$(2,816)
Loss from discontinued operations, net of tax	(188)	(73)	(165)	(363)
Net loss	$(15,073)	$(2,919)	$(42,182)	$(3,179)
Denominator for basic and diluted loss per share - weighted average shares	16,697	16,623	16,697	16,607

Basic and Diluted earnings per share
Net loss from continuing operations	$(0.89)	$(0.17)	$(2.52)	$(0.17)
Net loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Loss per share
Basic and diluted	$(0.90)	$(0.18)	$(2.53)	$(0.19)
Anti-dilutive weighted shares excluded from diluted earnings per share	419	157	416	153

15.       Company Restructuring

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

The Company accounted for each of these costs in accordance with FASB 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  In the third quarter of fiscal 2007, the Company started a series of changes to its operations that management believes will significantly reduce its costs. The Company terminated 86 positions at field and corporate offices and closed 26 branch offices.  The customers served by these closed offices have been transferred to other offices within the proximity of the closed offices.  The detail is as follows:

36 weeks ended
July 12, 2008
(In thousands)
Facilities
Restructuring accrual - November 3, 2007
Rent expense under non-cancellable leases reduced by estimated sublease income	$1,146
Rents paid reduced by sublease income	(629)
Restructuring benefit	(150)
Restructuring accrual - July 12, 2008	$367

During the 36 weeks ended July 12, 2008, the Company successfully negotiated early termination agreements for nine locations and entered into a sublease for three locations, the effects of which resulted in a $150,000 reduction in our estimated accrual.  The Company is still responsible for lease payments on 12 locations and is actively negotiating early terminations, where possible, and sublease opportunities to mitigate its obligation.  The restructuring accrual, representing rent expense under non-cancellable leases has been reduced by the current estimated future sublease income.

16.  Comprehensive loss

Comprehensive loss consists of the following:

	12 Weeks Ended		36 Weeks Ended
	July 12,	July 7,	July 12,	July 7,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net loss	$(15,073)	$(2,919)	$(42,182)	$(3,179)
Currency translation adjustments	209	285	130	1,153
Comprehensive loss	$(14,864)	$(2,634)	$(42,052)	$(2,026)

17.  Operating Segments

The following table summarizes reporting segment data:

	Domestic		New
	Business Services	Australia	Zealand	Total
		(In thousands)
12 Weeks Ended July 12, 2008
Revenue	$71,894	$25,732	$1,805	$99,431
Operating income (loss) from continuing operations	$(14,255)	$200	$33	$(14,022)

12 Weeks Ended July 7, 2007
Revenue	$99,401	$21,446	$1,574	$122,421
Operating income (loss) from continuing operations	$(2,794)	$89	$(12)	$(2,717)

36 Weeks Ended July 12, 2008
Revenue	$228,186	$76,974	$5,159	$310,319
Operating income (loss) from continuing operations	$(20,561)	$644	$88	$(19,829)

36 Weeks Ended July 7, 2007
Revenue	$294,931	$63,292	$4,998	$363,221
Operating income (loss) from continuing operations	$(2,273)	$297	$67	$(1,909)

18.       Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

19.       Subsequent Events

On August 25, 2008, the Company entered into a Subordinated Loan Agreement with its principal stockholder, Delstaff, LLC, which provides a loan facility allowing the Company to request loan advances in an aggregate principal amount of up to $3.0 million.  The maturity date of the Subordinated Loan Agreement is August 15, 2009 (the “Maturity Date”).

The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%).  Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan.  A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate and if principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest.  The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the “Subordinated Collateral”) of the Company.  The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank.  The Subordinated Loan is available for working capital and general business purposes. Borrowings in excess of $1.0 million require the Subordinated Lender approval.  The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement.

Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement.

Under the terms of the Subordinated Loan Agreement, the Company has agreed to pay to the Subordinated Lender a facility fee at the closing which will be added to the principal of the Subordinated Loans at the closing, but will not reduce the availability of the $3.0 million facility.

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

These risks and uncertainties include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties faced by us.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Company Overview

We provide staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States (“US”), Australia and New Zealand through our network of Company-owned, franchise agent and licensed offices. On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary, as described in Note 5 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel.  We have 60 years of experience in the staffing industry and, as of July 12, 2008, operated through 177 offices in 46 states and two foreign countries.  As of July 12, 2008, 64% of these offices were Company-owned and operated and 36% were operated by franchise agents. Our corporate headquarters provides support services to the field offices, in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

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

Our business tends to be seasonal, with sales for the first fiscal quarter typically lower than other fiscal quarters.  This decrease results from the traditional holidays that are included within the first fiscal quarter, as well as other customer closures for the holiday season.  These closures and post-holiday season declines in business activity negatively impact orders received from customers, particularly in the light industrial sector. Demand for staffing services historically tends to grow during the second and third fiscal quarters and has historically been greatest during the fourth fiscal quarter due largely to customers’ planning and business cycles.  The recent economic downturn in the first half of fiscal 2008 has negatively impacted this expected historical growth, reducing demand for temporary employees and adversely affecting our sales.  We anticipate that we may continue to experience weaker demand for temporary employees through the remainder of fiscal 2008.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions affecting the amounts and disclosures reported within those financial statements.  These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, workers’ compensation costs, collectability of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes.  Management’s estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances.  Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Our critical accounting policies are described in the notes to the audited consolidated financial statements included in the Company’s previously-filed Annual Report on Form 10-K for the fiscal year ended November 3, 2007.  During the first quarter of fiscal year 2008, we adopted the provisions of FIN 48 effective November 4, 2007.  Please see Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Except for the adoption of the provisions of FIN 48, there were no changes to these policies during the 36-week period ended July 12, 2008.

Executive Overview

Our gross revenues for the 12-week period ended July 12, 2008 were $99.4 million, which represents a decline of $23.0 million from gross revenues for the same period last year, and gross revenues for the 36-week period ended on July 12, 2008 were $310.3 million, which represents a decline of $52.9 million from the same period last year.  The decline in revenues was attributable to a softening economy during the first three quarters of fiscal 2008, our closing of a number of branch offices in fiscal 2007, the termination of a number of unprofitable customer accounts, and the disruption in billing caused by our implementation of a new Pay/Bill system during the first quarter.

Our loss from continuing operations for the 12-week period ended July 12, 2008 was $14.9 million which includes an impairment charge of $11.5 million compared to a loss of $2.8 million for the same period last year.  The loss from continuing operations for the 36-week period ended July 12, 2008 was $42 million, which includes $20.2 million income tax expense and an impairment charge of $11.5 million compared to income from continuing operations of $2.8 million for the same period last year.

We have made changes in our domestic operational structure in an effort to achieve better people and process efficiencies.  We are committed to enhancing the profitability of our organization by hiring industry-proven placement consultants whom we expect will enhance the profitability of our existing accounts and will increase market share.  We have had success in reducing our domestic selling and administrative costs in total and we are evaluating and implementing additional opportunities for savings.  Further, we divested an unprofitable international subsidiary in order to concentrate on our core business.

On March 31, 2008, the company sold its Westaff U.K. subsidiary operations, as described in Note 5 and recognized a gain of $1.2 million net of tax.  During the 12 weeks ended July 12, 2008, the Company reduced the gain on the sale by about $0.3 million ($0.2 million net of tax) as a result of an amendment to the original sales agreement to forgive Fortis Recruitment Group Limited of various payables and royalties due to Westaff in lieu of agreeing to any working capital adjustments.

Going Concern Considerations

The Company has incurred operating losses and negative operating cash flow since the second quarter of fiscal 2007, offset by slight operating income in the fourth quarter of fiscal 2007.  The Company may incur additional losses in the future, particularly because of current soft economic conditions.

The Company’s operations, even if they perform in accordance with management’s expectations, may not generate sufficient cash flow to finance the Company’s operations at current levels or to permit the Company to expand its business.  As a result, the Company expects to continue to rely on borrowing to finance its operations because equity financing is not likely to be available.

As discussed in Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, the Company has (through its wholly-owned subsidiary, Westaff (USA), Inc.) a financing agreement with U.S. Bank National Association (“U.S. Bank”) and Wells Fargo Bank, National Association (“Wells Fargo”), as lenders, which provides for a five-year revolving credit facility with an aggregate commitment of up to $33.0 million (the “Financing Agreement”).  The Company is currently in default under certain covenants of the Financing Agreement and has entered into a Forbearance Agreement that provides for a forbearance period ending on August 26, 2008.  While the Company is negotiating with its lenders for a waiver or continued forbearance in respect of this default, there can be no assurances that a waiver or continued forbearance can be obtained.  If the Company is unable to obtain a waiver or continued forbearance on acceptable terms, the Company may be unable to access the funds necessary to satisfy its liquidity requirements, or may be unable to obtain letters of credit under the facility needed for the Company to obtain workers’ compensation insurance.  In that case, its business and operating results would be adversely affected and the Company may be unable to continue its operations as a going concern.  In response to the continued default, the Company secured $3.0 million subordinated loan facility, subsequent to the end of the quarter and as described in Note 19. This facility may be used by the Company for their working capital and general business purposes during the term of the facility.

Results of Operations – 12 weeks ended July 12, 2008 and July 7, 2007

Revenue

Gross revenue from consolidated continuing operations declined by $23.0 million or 18.8% to $99.4 million for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year. Domestic revenue declined by $27.5 million or 27.7% to $71.9 million driven largely by a 29.9% decrease in billed hours.  Revenue from domestic franchise operations declined from $35.8 million or 17.3% to $29.6 million driven largely by a 21.4% decrease in billed hours due to the economic downturn. Revenue from domestic company-owned operations declined from $63.6 million or 33.5% to $42.3 million driven largely by a 34.9% decrease in billed hours due to the economic down turn and customer losses related to the restructuring plan implemented in the third quarter of fiscal 2007.  This decline was particularly notable in the lower billings for several of our larger customers in the 12 weeks ended July 12, 2008.  Total billings for the top 20 customers in the 12 weeks ended July 12, 2008 declined by $2.4 million or 11.2% to $18.6 million compared to the same period for fiscal 2007, offset slightly by an increase in our average bill rate.  Our average bill rate on a per hour basis for temporary services increased 3.5% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007.  Additionally, revenue from domestic permanent placement, transition, and transfer fees declined by 26.1% or $1 million to $2.9 million for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year.

Internationally, gross revenue increased by $4.5 million or 19.6% to $27.5 million for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year.  The increase was predominantly attributable to Australia primarily resulting from new business totaling $3.1 million. Additionally, total billings for the top ten customers for Australia in the 12 weeks ended July 12, 2008 increased $1.3 million or 12.7% compared to the same period for fiscal 2007.  Australia accounted for $4.3 million of the gross revenue increase and New Zealand accounted for $0.2 million.

Costs of services and gross margin

Consolidated costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs. Costs of services from continuing operations decreased $18.0 million or 17.8% to $83.1 million for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year.  The larger percentage decrease in consolidated gross revenue than in direct costs caused consolidated gross margin percentage to decrease to 16.4% in the 12 weeks ended July 12, 2008 compared to 17.4% in the same period in the prior year.

Domestic gross margin decreased to 17.7% in the 12 weeks ended July 12, 2008 compared to 18.2% in the same period in the prior year.  This decrease is primarily as result of a decrease in permanent placement revenue in the 12 weeks ended July 12, 2008 compared to the same period in the prior year.  Our average pay rate on a per hour basis for domestic temporary services increased 2.7% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007.  The resulting bill pay spread on domestic temporary services in the third quarter has increased 5.5% in the 12 weeks ended July 12, 2008 over the same period in the prior year. The change in the pay bill spread is a result of the continued focus of our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business.

The gross margin in Australia, including permanent placements, decreased to 12.1% in the 12 weeks ended July 12, 2008 from 13.4% in the same period in the prior year.  The gross margin for temporary labor in Australia decreased slightly to 11.2% in the 12 weeks ended July 12, 2008 from 11.7% in the same period in the prior year.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $0.7 million or 18.3% to $3.3 million which was slightly more than the decline in overall franchise owned gross revenue.  Franchisees generally receive a greater share of permanent placement revenue which declined at a lesser rate than the overall decline in permanent placement revenue in the third quarter of fiscal 2008.  As a percentage of consolidated revenue, franchise agents’ share of gross profit remained at 3.3% for the fiscal 2007 quarter and for the fiscal 2008 quarter.

Selling and administrative expenses

Consolidated selling and administrative expenses decreased $2.4 million or 14.3% to $14.5 million for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year. This decrease is primarily attributable to decreased salary and related costs of $1.5 million as a result of decreased headcount in the domestic operations following the restructuring in the third quarter of fiscal 2007.

We achieved cost savings in domestic operations in the areas of facilities, advertising and promotion and supplies totaling $0.8 million as we consciously looked at opportunities to reduce spending in light of the significant decline in gross revenue.  In addition, we incurred lower communications and services costs, largely due to improvements made in our information systems infrastructure.   We achieved a $0.3 million reduction in bad debt expense due to management closely monitoring slow paying customers in light of the slowdown in the domestic U.S. economy and management being more proactive in reserving for those amounts in the early stages of identifying concerns.

As a percentage of revenue, selling and administrative expenses were 14.6% for the 12 weeks ended July 12, 2008, compared to 13.8% for same period in the prior year. The increase as a percent of sales is primarily due to the decreased level of sales as total selling and administrative costs declined at a slower rate for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year.

Depreciation and amortization

Depreciation and amortization increased $0.2 million or 27.5% to $1.0 million, excluding the write-down of intangibles of $11.5 million as described in Note 7, for the third quarter of fiscal 2008, as compared to fiscal 2007.  This increase is primarily attributable to the new Pay-Bill system implementation costs, which were previously capitalized during pre-launch stages and now are amortized to income concurrent with the launch of the system in the first quarter of fiscal 2008.

Impairment of goodwill and intangible assets

As s result of the continued decline in revenue partially due to a loss of a major customer and the continued decline in market capitalization for Westaff, the Company determined that an interim impairment test was necessary during the third quarter of 2008.  Accordingly, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company applied impairment tests to its intangible assets, including goodwill during the third quarter of 2008.  The Company determined its reporting units to be the same as its operating segments.  See Note 17.  As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $11.5 million in the third quarter of fiscal 2008 related to the impairment of intangible assets and goodwill associated with the US reporting unit.

Net interest expense

Net interest expense decreased by $91,000 or 18.5% to $0.4 million for the 12 weeks ended July 12, 2008 as compared to the same period in the prior year.  The decrease is primarily attributable to a decrease in the rate of interest resulting from the new financing agreement with U.S. Bank during fiscal 2008 and as described in Note 9.

Net loss

The result of the aforementioned items was a loss for the third quarter of fiscal 2008 of $15.1 million, or $0.90 per share, as compared with net loss of $2.9 million, or $0.18 per share for the third quarter of fiscal 2007.

Results of Operations – 36 weeks ended July 12, 2008 and July 7, 2007

Revenue

Gross revenue from consolidated continuing operations declined by $52.9 million or 14.6% to $310.3 million for the 36 weeks ended July 12, 2008 as compared to the same period in the prior year.  Domestic revenue declined by $66.7 million or 22.6% to $228.2 million driven largely by a 24.9% decrease in billed hours. Revenue from domestic franchise operations declined from $101.7 million or 8.6% to $93.0 million driven largely by a 12.6% decrease in billed hours due to economic downturn. Revenue from domestic company-owned operations declined from $193.2 million or 30.0% to $135.2 million driven largely by a 31.7% decrease in billed hours due to the economic down turn and customer losses related to the restructuring plan implemented in the third quarter of fiscal 2007.  This decline was particularly notable in the lower billings for several of our larger customers.  Total billings for the top 20 customers in the 36 weeks ended July 12, 2008 declined by $7.0 million or 10.6% to $59.1 million compared to the same period for fiscal 2007, offset slightly by an increase in our average bill rate.  Our average bill rate on a per hour basis for temporary services increased 3.2% in the 36 weeks ended fiscal 2008 compared with the same period in the prior year.  Additionally, revenue from domestic permanent placement, transition, and transfer fees declined by 22.3% or $2.8 million to $9.8 million for the 36 weeks ended July 12, 2008 as compared to the same period in the prior year.

Internationally, gross revenue increased by $13.8 million or 20.3% to $82.1 million for the 36 week ended July 12, 2008 as compared to the same period in the prior year.    The increase was predominantly attributable to Australia primarily resulting from new business totaling $6.6 million.  $13.6 million of the gross revenue increase was attributed to Australia and New Zealand accounted for $0.2 million.

Costs of services and gross margin

Consolidated costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs.  Costs of services from continuing operations decreased $40.8 million or 13.6% to $259.6 million for the 36 weeks ended July 12, 2008 as compared to the same period in the prior year.  The larger percentage decrease in gross revenue than in direct costs caused consolidated gross margin percentage to decrease to 16.4% in the 36 weeks ended July 12, 2008 from 17.3% compared to the same period in the prior year.

Domestic gross margin decreased slightly to 17.5% in the 36 weeks ended July 12, 2008 from 18.0% compared to the same period in the prior year.  This decrease is primarily as result of a decrease in permanent placement revenue in the 36 weeks ended July 12, 2008 compared to the same period in the prior year.  Our average pay rate on a per hour basis for domestic temporary services increased 3.4% in the 36 weeks ended July 12, 2008 as compared to the same period in the prior year. The resulting bill pay spread on domestic temporary services in the 36 weeks ended July 12, 2008 has increased 2.8% over the same period in the prior year. The change in the pay bill spread is a result of the continued focus of our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business.

The gross margin in Australia, decreased to 12.2% in the 36 weeks ended July 12, 2008 from 13.5 % compared to the same period in the prior year.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $1.0 million or 9.4% to $10.0 million which was slightly greater than the decline in overall franchise owned gross revenue.  Franchisees generally receive a greater share of permanent placement revenue which declined as a lesser rate than the overall decline in permanent placement revenue in the first 36 weeks of fiscal 2008.  As a percentage of consolidated revenue, franchise agents’ share of gross profit increased slightly from 3.1% for the fiscal 2007 quarters to 3.2% for the fiscal 2008 quarters.  The increase was a result of franchisee revenue not dropping as significantly as the total decline in domestic revenue.

Selling and administrative expenses

Consolidated selling and administrative expenses decreased $3.9 million or 8.0% to $45.0 million for the 36 weeks ended July 12, 2008 as compared to the same period in the prior year. This decrease is primarily attributable to decreased salary and related costs of $3.7 million as a result of decreased headcount in the domestic operations following the restructuring in the third quarter of fiscal 2007.  We experienced a decrease of $3.9 million of salary and related costs in our domestic operations which were offset by an increase internationally of approximately $0.2 million.

We achieved cost savings in domestic operations in the areas of facilities, advertising and promotion and supplies totaling $2.0 million as we consciously looked at opportunities to reduce spending in light of the significant decline in gross revenue.  In addition, we incurred lower communications and services costs, largely due to improvements made in our information systems infrastructure.   We achieved a reduction in bad debt expense of $0.1 million in the first 36 weeks of fiscal 2008 as compared to the first 36 weeks of fiscal 2007.  Management is also closely monitoring slow paying customers in light of the slow down in the domestic U.S. economy and is more proactive in reserving for those amounts in the early stages of identifying concerns.

As a percentage of revenue, selling and administrative expenses were 14.5% for the 36 weeks ended July 12, 2008, compared to 13.5% for the third fiscal quarter of 2007. The increase as a percent of sales is primarily due to the decreased level of sales as total selling and administrative costs declined at a slower rate for the 36 weeks ended July 12, 2008 as compared to the same period in the prior year.

Restructuring benefit

We recorded restructuring charges in the third and fourth quarter of fiscal 2007 related to reduction in force and closure of several branch offices.  In connection with the closure we recorded an expense in the third and fourth quarter for severance payments and an estimate for lease termination costs calculated for the remainder of the lease term reduced by an estimate for sublease income.  During the 36 weeks ended July 12, 2008, the Company successfully negotiated early termination agreements for nine locations and entered into a sublease for three locations, the effects of which resulted in a $150,000 reduction in our estimated accrual.  The Company is still responsible for lease payments on 12 locations and is actively negotiating early terminations, where possible, and sublease opportunities to mitigate its obligation.  The restructuring accrual, representing rent expense under non-cancellable leases has been reduced by the current estimated future sublease income.

Depreciation and amortization

Depreciation and amortization increased $1.7 million or 69.2% to $4.1 million, excluding the write-down of intangibles of $11.5 million as described in Note 7, for the 36 weeks ended July 12, 2008 as compared to the same period in the prior year.  This increase is primarily attributable to an out of period adjustment of $0.9 million in the second quarter of fiscal 2008, resulting in additional depreciation that should have been depreciated in prior periods.  In addition, the increase was caused by the new Pay-Bill system implementation costs, which were previously capitalized during pre-launch stages and now are amortized to income concurrent with the launch of the system in the first quarter of fiscal 2008.

Impairment of goodwill and intangible assets

As a result of the continued decline in revenue partially due to a loss of a major customer and the continued decline in market capitalization for Westaff, the Company determined that an interim impairment test was necessary during the third quarter of 2008.  Accordingly, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” the Company applied impairment tests to its intangible assets, including goodwill during the third quarter of 2008.  The Company determined its reporting units to be the same as its operating segments.  See Note 17.  As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $11.5 million in the third quarter of fiscal 2008 related to the impairment of intangible assets and goodwill associated with the US reporting unit.

Net interest expense

Net interest expense increased by $0.5 million or 33.5% to $2.0 million for the first 36 weeks of fiscal 2008 as compared to the first 36 weeks of fiscal 2007.  The increase is primarily attributable to the early termination of our credit facility with General Electric Capital Corporation in the second quarter of fiscal 2008, resulting in additional amortization expense of $0.4 million from the write-off of deferred debt issue costs.

Income taxes

For the 36 weeks ended July 12, 2008, we recorded a consolidated income tax provision on continuing operations of $20.2 million on a pre-tax loss of $21.8 million.  The difference between the year to date tax provision of $20.2 million and the prior period year to date benefit of $0.6 million relates primarily to the establishment of a valuation allowance against a significant portion of the Company’s deferred tax assets in the second quarter of fiscal 2008.  The Company recorded a valuation allowance in the second quarter of fiscal 2008 due to cumulative losses in recent periods and revised projections indicating continued losses for the remainder of fiscal 2008.  Although it is possible these deferred tax assets could still be realized in the future, the Company believes that is it more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company intends to reevaluate its position with respect to the valuation allowance periodically.

Net loss

The result of the aforementioned items was a net loss for the first 36 weeks of fiscal 2008 of $42.2 million, or $2.53 per share, as compared with net loss of $3.2 million, or $0.19 per share in the same period of fiscal 2007.

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

We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities.  Net cash provided by operations was $3.9 million for the 36 weeks ended July 12, 2008, compared to cash provided of $2.8 million for the same period in the prior year.  Changes in accounts receivable due to decreased sales and increased cash collections was the largest significant source of cash providing $19.3 million during the 36 weeks ended July 12, 2008 as compared to $3.1 million for the same period in the prior year.  This increase in changes in cash provided by accounts receivable was offset by an increase in changes in accounts payable and accrued expenses of $7.9 million.  The increase in changes in accounts receivable was offset by a net loss of $42.2 million for the 36 weeks ended July 12, 2008, which includes $20.9 million of non-cash income tax expense, as described in Note 6, $4.3 million in non-cash depreciation and amortization and $11.5 million non-cash impairment, as described in Note 7, compared with a net loss of $3.2 million and $2.7 million in non-cash depreciation and amortization for the same period in the prior year.  Additionally, included in the Company’s net loss for the 36 weeks ended July 12, 2008, is a recorded gain, net of tax, of $1.0 million resulting from the sale of our former United Kingdom operations and related subsidiary on March 31, 2008.

We saw a decrease in our domestic days sales outstanding, measured by dividing our ending net accounts receivable balance by total sales multiplied by the number of days in the fiscal quarter, (DSO) to 42.5 days at July 12, 2008 compared to 45.7 days at July 7, 2007.  This decrease was offset slightly by our Australian DSO increasing to 45.7 days at July 12, 2008 compared to 45.0 days at July 7, 2007.  New Zealand accounts receivable are not a significant driver of our consolidated DSO.

Cash provided by investing activities was $4.9 million for the 36 weeks ended July 12, 2008, as compared to cash used for investing activities of $3.5 million for the same period in the prior year.  Capital expenditures, which are primarily for information system initiatives both domestically and internationally, represented the majority of this decrease from $3.2 million for the 36 weeks ended July 7, 2007 compared to $0.3 million for the 36 weeks ended July 12, 2008.  As noted above in Discontinued Operations, effective March 31, 2008 the Company sold its U.K. subsidiary operations for net proceeds of approximately $5.4 million.

Cash used for financing activities was $10.2 million in 36 weeks ended July 12, 2008 compared with cash used for financing activities of $0.6 million for the same period in the prior year.  This increase in cash used for financing activities is primarily attributable to an increase in restricted cash of $5.0 million during the 36 weeks ended July 12, 2008, as described in Note 3.  There was no change in restricted cash for the same period in the prior year.  We paid down our line of credit by $3.9 million primarily as a result of our increase in accounts receivable collections.

On February 14, 2008, the Company (through its wholly-owned subsidiary Westaff (USA), Inc.) entered into a financing agreement with U.S. Bank National Association (“U.S. Bank”), as agent, and the lenders thereto, which provides for a five-year revolving credit facility that previously provided for an aggregate commitment of up to $50.0 million, including a letter of credit sub-limit of $35.0 million (the “Financing Agreement”).  Borrowings under the Financing Agreement bear interest, at the Company’s election, at either U.S. Bank’s prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. The Financing Agreement provides that a default rate would apply on all loan obligations in the event of default under the Financing Agreement and related documents, at a rate per annum of 2.0% above the applicable interest rate.  Interest is payable on a monthly basis.  The Company has $27.3 million of letters of credit supporting workers’ compensation obligations outstanding under the U.S. Bank Credit facility at July 12, 2008, but no cash borrowings.

On May 23, 2008, the Company received a notice of default from U.S. Bank National Association (“U.S. Bank”) (as agent for itself and Wells Fargo Bank, National Association (“Wells Fargo”), as lenders, stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Company’s failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.

On July 31, 2008, the Company entered into a Forbearance Agreement with U.S. Bank and the lenders.  Pursuant to the terms of the Forbearance Agreement, (i) the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the Event of Default commencing on the date of the Forbearance Agreement and ending on August 26, 2008, (ii) the Company agreed to a reduction in the aggregate amount of the commitments under the Financing Agreement from $50.0 million to $33.0 million effective as of June 23, 2008, and (iii) U.S. Bank agreed to maintain a reserve against the revolving credit availability to cover the Company’s payroll and payroll tax obligations.

The Company is currently in discussions with U.S. Bank in order to seek a waiver or continued forbearance in respect of the Event of Default.  There can be no assurance that the Company will be able to obtain a waiver or continued forbearance or that such a waiver or continued forbearance would be on terms acceptable to the Company.  If the Company is unable to obtain a waiver or continued forbearance and the lenders elect to pursue remedies under the Financing Agreement, such as limiting or terminating the Company’s right to borrow under the Financing Agreement or electing not to renew letters of credit, it would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company secured $3.0 million subordinated loan facility, subsequent to the end of the quarter and as described in Note 19. This facility may be used by the Company for working capital and general business purposes during the term of the facility.

The Company’s Australian subsidiary maintains an A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) with GE Capital, as primary agent, expiring in May 2009.  The A$ Facility Agreement includes a letter of credit sub-facility.

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors. The note, matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters. The effective interest rate on July 12, 2008 was 12.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  U.S. Bank, which is the agent and a lender under our primary credit facility, has exercised its right to prohibit repayment of the note. Accrued and unpaid interest on this note at July 12, 2008 was $297,000 and is included in accrued expenses in the Company’s consolidated balance sheets.

We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the Australian operations; however, we may request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility.  Outstanding principal on the intercompany loan to Australia was approximately $5.2 million as of July 12, 2008.  An additional $1.4 million was outstanding from New Zealand to the U.S.

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

For our 2008 policy year insurance program, we anticipate total cash premium payments of $4.2 million will be paid during fiscal 2008 in equal monthly installments, which commenced on November 1, 2007, as compared to $4.8 million paid during fiscal 2007. Cash payments for 2008 policy year claims will be paid directly by us up to our deductible which was increased from $500,000 per claim to $750,000 per claim for fiscal 2008 claims. As of July 12, 2008, we had outstanding $27.3 million of letters of credit to secure all estimated outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

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

We continue to evaluate other opportunities to further strengthen our financial position and improve our liquidity.

For a discussion regarding going concern considerations, please see “Going Concern Considerations” above elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business.  Our primary market risk exposure relates to interest rate risk.  At July 12, 2008, our outstanding debt under variable-rate interest borrowings was approximately $5.1 million.  A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1 million on an annual basis.  Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet.  We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

For the 36 weeks ended July 12, 2008, our international operations comprised 26.5% of our gross revenue and, as of the end of that period, 25.3% of our total assets.  We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries.  The Company’s Australian subsidiary maintains a A$12 million Australian dollar facility agreement, which allows our Australian subsidiary to borrow in local currency and partially mitigates the exchange rate risk resulting from fluctuations in foreign currency denominated net investments in these subsidiaries in relation to the U.S. dollar.  We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 12, 2008, which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 12, 2008 due to the existence of a continuing material weakness relating to a lack of qualified resources within the accounting department as previously identified in our Quarterly Reports on Form 10-Q for the quarterly periods ended January 26, 2008 and April 19, 2008.  These prior Quarterly Reports also identified several other weaknesses in our disclosure controls and procedures, which we believe have been remedied, including burdens placed on our existing accounting department by billing system implementation issues, since resolved, a delayed finalization of our fiscal year 2007 audit, since completed, and issues in completing account reconciliations on a timely basis, which the Company is making progress in resolving by improving the Company’s focus on and prioritizing this process.

In fiscal 2008, the Company underwent a change in senior financial management with the resignation of the Chief Financial Officer and Controller, effective May 15, 2008.  Subsequently, effective June 16, 2008, the Company underwent a further change in management, including the hiring of a new Chief Operating Officer and Chief Financial Officer, both with significant industry and Company experience.  The Company continues to undertake a number of steps, including retaining executive search firms, to fill the vacant Controller position.

Other than improvements in our situation discussed above, there was no change in our internal control over financial reporting that occurred during the quarterly period ended July 12, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

In the ordinary course of our business, we are periodically threatened with or named as a defendant in various lawsuits.  The principal risks that we insure against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses.

During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department (the “EDD”) that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. We have timely appealed the ruling by the EDD and are working with our outside counsel to resolve this matter.  A hearing officer has been assigned to the matter.  We are awaiting confirmation of a hearing date from the EDD.

Other than the action listed above, we are not currently a party to any material litigation.  However, from time to time we have been threatened with, or named as a defendant in litigation brought by former franchisees or licensees, and administrative claims and lawsuits brought by employees or former employees.  Management believes the resolution of these matters would not have a material adverse effect on our consolidated financial statements.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. The following risk factors, issues and uncertainties should be carefully considered before deciding to buy, hold or sell our common stock. Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents that we file with the SEC, are risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in forward-looking statements and to be below the expectations of public market analysts and investors. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in the value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

The recent economic downturn could result in our customers using fewer staffing services, which could materially adversely affect our business.

Demand for staffing services is significantly affected by the general level of economic activity.  We expect that the recent downturn in the economy will continue to impact the demand for staffing services and the Company’s performance.  As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees.  Further, demand for permanent placement services also slows as the labor pool directly available to our customers increases, making it easier for them to identify new employees directly.  Typically, we may experience increased pricing pressures from other staffing companies during periods of economic downturn, which could have a material adverse effect on our financial condition. Additionally, in geographic areas where we derive a significant amount of business, a regional or localized economic downturn could adversely affect our operating results and financial position.

We have significant working capital requirements and are heavily dependent upon our ability to borrow money to meet these working capital requirements.

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees.  Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers.  Any lack of access to liquid working capital would have an immediate, material, and adverse impact on our business.  There can be no assurance that we will be able to access the funds necessary for our liquidity requirements, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets.

We finance our operations primarily through cash generated by our operating activities and through borrowings under our revolving credit facilities.  Our primary credit facility is the Financing Agreement with U.S. Bank and Wells Fargo, which provides for a five-year revolving credit facility with an aggregate commitment of up to $33.0 million.  In addition, our Australian subsidiary maintains an A$12.0 million Australian dollar facility agreement with GE Capital that expires in May 2009.  As of July 12, 2008, our total borrowing capacity was $13.2 million, consisting of $5.3 million for our domestic operations and $7.9 million for our Australian operations.

The amounts we are entitled to borrow under our revolving credit facilities are calculated daily and are dependent on eligible trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows.  If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls.  If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business, financial condition or results of operations.  Furthermore, our receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and we would be less able to respond to changes in market or industry conditions.

We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, particularly in the United States, and aggressively manage our cash to ensure adequate funds to meet working capital requirements.  Such steps include working to improve collections and adjusting the timing of cash expenditures and reducing operating expenses where feasible.

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

We are currently in default under the primary credit facility that we use to finance our operations.  If we are unable to obtain a waiver or continued forbearance with respect to this default, we may be unable to satisfy our liquidity requirements and continue our operations as a going concern.

We finance our operations primarily through cash generated by our operating activities and through borrowings under our revolving line of credit with U.S. Bank, National Association (“U.S. Bank”) and Wells Fargo Bank, National Association, as lenders.  On May 23, 2008, we received a notice of default from U.S. Bank (as agent for itself and Wells Fargo Bank) stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to our failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for our fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under our line of credit. We had no borrowings outstanding under the Financing Agreement, but do have $27.3 million of letters of credit outstanding supporting our workers’ compensation obligations.

On July 31, 2008, we entered into a Forbearance Agreement with U.S. Bank and the lenders.  Pursuant to the terms of the Forbearance Agreement, (i) the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the Event of Default commencing on the date of the Forbearance Agreement and ending on August 26, 2008, (ii) we agreed to a reduction in the aggregate amount of the commitments under our line of credit from $50.0 million to $33.0 million effective as of June 23, 2008, and (iii) U.S. Bank agreed to maintain a reserve against the revolving credit availability to cover our payroll and payroll tax obligations.

We are currently in discussions with U.S. Bank in order to seek a waiver or continued forbearance in respect to the Event of Default.  There can be no assurance that we will be able to obtain a waiver or continued forbearance on terms acceptable to us, or at all.  If we are unable to obtain a waiver and the lenders elect to pursue their remedies under the line of credit, such as limiting or terminating our right to borrow or electing not to renew letters of credit, we may be unable to obtain the liquidity we need to continue our operations as a going concern or obtain workers’ compensation insurance needed to operate.  Even if we are able to obtain funds through the line of credit, it is possible that limitations on the terms under which such borrowing may be made could adversely affect our business and operating results.

On August 25, 2008, we entered into a Subordinated Loan Agreement with our principal stockholder, Delstaff, LLC, which provides a loan facility allowing us to request loan advances in an aggregate principal amount of up to $3.0 million.  The maturity date of the Subordinated Loan Agreement is August 15, 2009 (the “Maturity Date”).

The unpaid principal balance due under the Subordinated Loan bears interest at an annual rate of twenty percent (20%).  Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan.  A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate and if principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest.  Our obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of our existing and future assets (the “Subordinated Collateral”).  The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank.  We may use the Subordinated Loan for working capital and general business purposes.  Any borrowings in excess of $1.0 million require Subordinated Lender approval.  The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank, and the terms of an Intercreditor Agreement.

Under certain circumstances, we must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement.

Under the terms of the Subordinated Loan Agreement, the Company has agreed to pay to the Subordinated Lender a facility fee at the closing which will be added to the principal of the Subordinated Loans at the closing, but will not reduce the availability of the $3.0 million facility.

We may be unable to adequately collateralize our workers’ compensation obligations at their current levels or at all.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash.  As of July 12, 2008, our aggregate collateral requirements under these contracts have been secured through $27.3 million of letters of credit obtained through our U.S. Bank facility.  Our workers’ compensation program expires November 1, 2008, and as part of the renewal, could be subject to an increase in collateral.  These collateral requirements are significant and place pressure on our liquidity and working capital capacity.  If we are not able to obtain a renewal of our letters of credit at a level sufficient to meet our collateral requirements, we could be unable to obtain sufficient workers’ compensation coverage to support our operations.

We have had significant turnover in our management team and further loss of any of our key personnel or failure to recruit  for key open positions could harm our business.

We have experienced substantial, ongoing turnover among members of our senior management team since the middle of 2007.  This turnover and other staffing issues have significantly affected both our operations and finance organizations, and, in the case of our finance organizations, directly contributed to the creation and existence of a continuing material weakness in our disclosure controls and procedures as discussed in Item 4T, “Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q.  Any further loss of senior management personnel or difficulties in filling open positions may harm our business.

On June 4, 2008, we announced the appointment of Mark Bierman as our Senior Vice President and Chief Information Officer.  On June 16, 2008, we hired a new Chief Operating Officer, Stephen J. Russo, and Chief Financial Officer, Christa C. Leonard, both with significant industry and Company experience.  We continue to undertake a number of steps, including retaining executive search firms, to fill our vacant Controller position.

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

The staffing industry is highly competitive with limited barriers to entry and continues to undergo consolidation.  We compete in regional and local markets with large full service agencies, specialized temporary and permanent placement services agencies and small local companies.  While some competitors are smaller than us, they may enjoy an advantage in discrete geographic markets because of a stronger local presence.  Other competitors have greater marketing, financial and other resources than we do that, among other things, could enable them to attempt to maintain or increase their market share by reducing prices.  Furthermore, in past years there has been an increase in the number of customers consolidating their staffing services purchases with a single provider or with a small number of providers.  The trend to consolidate staffing services purchases has in some cases made it more difficult for us to obtain or retain business.

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

As of July 12, 2008, our principal stockholder, DelStaff LLC (“DelStaff’), together with its affiliates, controls approximately 44.1% of the total outstanding shares of our common stock.  The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis.  As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over our management and affairs.  On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. On May 9, 2007, pursuant to the terms of the Governance Agreement, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball.  DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock.  This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

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

Franchise agent operations comprise a significant portion of our revenue.  For the first 36 weeks of 2008, franchisees represented 30.0% of gross receipts.  In addition, our ten largest franchise agents for the first 36 weeks of fiscal 2008 (based on sales volume) accounted for 20.2% of our revenue.  There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees.  The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

We are subject to business risks associated with international operations and fluctuating exchange rates.

We presently have operations in Australia and New Zealand, which comprised 26.5% of our revenue for 36-week period ended July 12, 2008.  Operations in foreign markets are inherently subject to certain risks, including in particular:

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

Our information management systems are essential for data exchange and operational communications with branches spread across large geographical distances.  We have replaced key component hardware and software including backup systems within the past twelve months.  On November 12, 2007, we implemented a new accounts receivable billing and temporary payroll system.  The new system receives information from our custom built front office system.  We experienced technical issues after conversion that were not detected during the testing phases.  These issues affected both the payroll and billing systems.  We believe that we have identified and resolved the significant issues.  These issues were disruptive to our business and could affect customer and employee relations.  Additionally, these issues required significant amount of management time that impacted our ability to sell new services during the first half of fiscal 2008.  We have made progress in resolving these specific payroll and billing systems issues.  However, any future interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers.

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

The market for our stock may be limited, and the stock price has been and may continue to be extremely volatile.

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 16,500 shares during the 36 weeks ended July 12, 2008.  Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for our common stock. We believe that the price of our common stock has also been negatively affected by the fact that our common stock is thinly traded and also due to the absence of analyst coverage.  The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price.  These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

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

During the fourth quarter of fiscal 2005, the Company was notified by the EDD that its domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004, which would result in additional unemployment taxes of approximately $0.9 million together with interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter.  Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor.

We have assets on our balance sheet for which their realization is dependent on our future profitability.

As of July 12, 2008, we have intangibles of $3.5 million. During the Company’s third quarter of fiscal year 2008 in light of the continued decline in revenue partially due to a loss of a major customer and the continued decline in market capitalization for Westaff, the Company determined that an interim impairment test was necessary during the third quarter of 2008.  Based on the impairment evaluation as of July 12, 2008, it was determined that the indefinite life franchise right intangible was impaired by $0.2 million.  Such an impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the asset.   After completing the intangible asset impairments, the Company compared the fair value of the US Reporting Unit to its carrying value and determined that the reporting unit was impaired.  Upon completion of step two of the impairment test, the Company recorded a goodwill impairment of $11.4 million in relation to its U.S. domestic services reporting unit.

A majority of the remaining intangible asset balance of $3.5 million as of July 12, 2008 relates to an indefinite life franchise right intangible relating to the Houston market.  If we are unable to maintain our projected levels of profitability for this market, we may need to write off a portion or all of these assets which would result in a reduction of our assets and stockholders equity.

Under U.S. GAAP, we are required to evaluate the realizability of the deferred tax assets based on our ability to generate future taxable income.  During the second quarter of fiscal 2008, the Company established a valuation allowance of $23.2 million against deferred tax assets.    As of July 12, 2008 we had deferred tax assets after valuation allowance of $0.8 million.  These allowances were recorded against the deferred tax assets because the Company has recently reassessed the potential for their realization in future years. Although it is possible these deferred tax assets could still be realized in the future, the Company believes that it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.  The Company intends to reevaluate its position with respect to the valuation allowance in future periods.

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

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

No events.

Item 6.    Exhibits

Set forth below is a list of the exhibits included as part of this Quarterly Report:

10.3.13.5	Settlement Agreement and Release in Full by and between the Jeffrey A. Elias and the Company and Westaff Support, Inc. dated June 2, 2008
10.3.15.1	First Amendment to Executive Employment Agreement between Michael T. Willis and Westaff Support, Inc., Westaff (USA), Inc. and the Company dated June 3, 2008
10.3.18	Employment Agreement, effective as of June 16, 2008, by and among Westaff Support, Inc., Westaff (USA), Inc. and Westaff, Inc. and Stephen J. Russo (1)
10.3.19	Employment Agreement, effective as of June 16, 2008, by and among Westaff Support, Inc., Westaff (USA), Inc. and Westaff, Inc. and Christa C. Leonard (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated June 16, 2008.

(2)                                  Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated June 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAFF, INC.

August 26, 2008	/s/ Christa C. Leonard
Date	Christa C. Leonard
Senior Vice President and Chief Financial Officer