Form 10-Q/A
period 2008-04-19
WESTAFF INC
filed 2008-11-21
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q of Westaff, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 19, 2008 that was originally filed with the Securities and Exchange Commission on June 9, 2008 (the “Original Filing”).  This Amendment No. 2 is being filed to make the following change:

•      Part II, Item 1A – Risk Factors

We changed the following sentence to correct a typographical item:

“As of April 19, 2008, our principal stockholder, DelStaff LLC (“DelStaff’), together with its affiliates, controls approximately 49.5% (previously stated as 44.1%) of the total outstanding shares of our common stock.”

No other changes have been made to the Original Filing.  This Amendment No. 2 does not amend or update any other information set forth in the Original Filing including the information contained in the condensed consolidated balance sheets, statements of operations and cash flows as of April 19, 2008 and for the 12 and 24 weeks then ended, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing.  This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Item 1A (as amended), the signature page and the certifications required to be filed as exhibits hereto.

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

As of April 19, 2008, our principal stockholder, DelStaff LLC (“DelStaff’), together with its affiliates, controls approximately 49.5% of the total outstanding shares of our common stock.  The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over our management and affairs.  On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. On May 9, 2007, pursuant to the terms of the Governance Agreement, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball.  DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock.  This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

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

WESTAFF, INC.

November 20, 2008	/s/ Christa C. Leonard
Date	Christa C. Leonard
Senior Vice President and Chief Financial Officer