Form 10-Q/A
period 2008-07-12
WESTAFF INC
filed 2008-11-21
CIK 931911

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Westaff, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 12, 2008 that was originally filed with the Securities and Exchange Commission on August 26, 2008 (the “Original Filing”).  This Amendment No. 1 is being filed to make the following change:

•      Part II, Item 1A – Risk Factors

We changed the following sentence to correct a typographical item:

“As of July 12, 2008, our principal stockholder, DelStaff LLC (“DelStaff’), together with its affiliates, controls approximately 49.5% (previously stated as 44.1%) of the total outstanding shares of our common stock.”

No other changes have been made to the Original Filing.  This Amendment No. 1 does not amend or update any other information set forth in the Original Filing including the information contained in the condensed consolidated balance sheets, statements of operations and cash flows as of July 12, 2008 and for the 12 and 36 weeks then ended, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing.  This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Item 1A (as amended), the signature page and the certifications required to be filed as exhibits hereto.

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

WESTAFF, INC.

November 21, 2008	/s/ Christa C. Leonard
Date	Christa C. Leonard
Senior Vice President and Chief Financial Officer