Form 10-K
period 2008-11-01
WESTAFF INC
filed 2009-02-13
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of April 19, 2008, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $34,228,871 based on the closing sale price as reported on the NASDAQ Global Market.

         As of February 11, 2009, the Registrant had outstanding 16,702,651 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents (or portions thereof) are incorporated herein by reference:

         Portions of the Registrant's Proxy Statement for its 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended November 1, 2008, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

INDEX
WESTAFF, INC.

PART I

Cautionary Note

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,as amended (the "Exchange Act") which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2009, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

        Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward- looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

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

        This Annual Report on Form 10-K includes service marks of Westaff, Inc. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Westaff with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Westaff with the SEC may also be obtained from Westaff by directing a request to Westaff, Attention: Chief Financial Officer, 298 North Wiget Lane, Walnut Creek, CA 94598-2453, (925) 930-5300.

ITEM 1.    BUSINESS.

General

        We provide staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of certain major urban centers ("primary markets") in the United States ("US"). On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary, and subsequent to year end, on November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries pursuant to a definitive agreement that was previously entered into on September 27, 2008. Through our network of Company-owned and franchise agent offices, we offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel. We have almost 60 years of experience in the staffing industry and, currently operate through 157 offices in 42 states. As of February 11, 2009, 62% of these offices were Company-owned and operated and 38% were operated by franchise agents.

        During the second quarter of fiscal year 2008, we sold our operations in the United Kingdom and have classified these operations as discontinued operations in our consolidated financial statements. During the fourth quarter of fiscal year 2008, the Company signed a definitive agreement to sell the remaining international subsidiaries located in Australia and New Zealand and these operations are classified as discontinued operations in our consolidated financial statements and the assets and liabilities have been classified as held for sale. The sale of the Company's remaining international subsidiaries in Australia and New Zealand was completed subsequent to the Company's fiscal year 2008 on November 10, 2008. Our Domestic Business Services operations in the US provide a variety of staffing services, primarily in clerical and light industrial positions, through a network of Company-owned and franchise agent offices located in 42 states. The Company-owned locations are divided into four geographical regions. The franchise agent offices are managed as a single unit. The Company-owned locations and franchise agent offices are supported centrally by the corporate office located in Walnut Creek, California. We were founded in 1948 and incorporated in California in 1954. In October 1995, we reincorporated in Delaware. Our corporate name was changed from Western Staff Services to Westaff, Inc. in September 1998. Our executive offices are located at 298 North Wiget Lane, Walnut Creek, California 94598-2453, and our telephone number is (925) 930-5300. We transact business through our subsidiaries, the largest of which is Westaff (USA), Inc., a California corporation, which is our primary operating entity.

Recent Developments

        On January 28, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Koosharem Corporation, a California corporation doing business as Select Staffing ("Koosharem") and Select Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Koosharem ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Koosharem (the "Merger"), in accordance with and subject to the terms and conditions set forth in the Merger Agreement.

        Concurrently with the execution of the Merger Agreement, our principal stockholder, DelStaff, LLC ("DelStaff"), entered into a Stock & Note Purchase Agreement with Koosharem (the "Purchase Agreement"), pursuant to which Koosharem will purchase, immediately prior to the effective time of the Merger: (1) all of the Company common stock that DelStaff then owns in exchange for first lien term loan debt to be issued by Koosharem under Koosharem's first lien credit facility bearing a face amount of $40,000,000 and (2) all of the then outstanding subordinated notes (the "DelStaff Subordinated Notes") issued by the Company to DelStaff under the Subordinated Loan Agreement, dated as of August 25, 2008, by and among the Company, Westaff (USA), Inc., Westaff Support, Inc., MediaWorld International (as borrowers) and DelStaff in exchange for first lien term loan debt to be issued by Koosharem under Koosharem's first lien credit facility bearing a face amount equal to the actual principal amount of the DelStaff Subordinated Notes then outstanding, but not to exceed $3,000,000.

        Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger: (1) each outstanding share of Company common stock (other than those owned by the Company, Koosharem, Merger Sub or any subsidiary of the Company, Koosharem or Merger Sub, and other than those shares with respect to which dissenters rights are properly exercised) will be cancelled and converted into the right to receive $1.25 per share in cash (the "Merger Consideration") and (2) each outstanding stock option to purchase shares of Company common stock, whether or not then exercisable or vested, will be cancelled and converted into the right to receive, within ten business days following the effective time of the Merger, an amount in cash (subject to applicable withholding taxes) equal to (a) the excess, if any, of the Merger Consideration over the per share exercise price of the stock option, multiplied by (b) the number of shares of Company common stock subject to the stock option.

        Consummation of the Merger is subject to the satisfaction of various conditions, including, among others, the receipt by Koosharem and Merger Sub of the financing pursuant to and on the terms contemplated by the applicable commitment letters, the consummation of the transactions under the Purchase Agreement, the requisite approval by the Company's stockholders, a requirement for the Company to hold a minimum of $9.5 million in cash and equivalents immediately prior to the closing date, the lack of any legal impediment to the Merger, and the lack of any Material Adverse Effect as specified in the Merger Agreement.

        Upon the recommendation of a special committee of independent members of the Company's board of directors (the "Special Committee"), all of the members of the Company's board of directors not affiliated with DelStaff approved the Merger Agreement and the Purchase Agreement. Robert W. Baird & Co. Incorporated provided a fairness opinion to the Special Committee.

        The Merger Agreement contains certain termination rights for both the Company, on the one hand, and Koosharem and Merger Sub, on the other hand. Upon any termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Koosharem and Merger Sub a $2.0 million termination fee, and under other specified circumstances, Koosharem and Merger Sub may be required to pay the Company a $2.0 million termination fee. The foregoing description of the Merger Agreement and the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement and the Purchase Agreement, as applicable. For additional and more detailed information regarding the Merger Agreement, please refer to our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 2, 2009. Please also refer to the risk factors included in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K under the heading "The Process and Uncertainties Relating to the Proposed Merger Could Adversely Affect our Business."

        The Company has agreed to file a proxy statement with the SEC in connection with the proposed Merger. The Company's stockholders are urged to read the proxy statement and other relevant materials when they become available because they will contain important information about the proposed Merger. The Company's stockholders will be able to obtain a free copy of the proxy statement and other related documents filed with the SEC by the Company (when they become available) at the SEC's website at www.sec.gov. The proxy statement and the other documents (when they become available) will also be available for free at the Company's website at http://www.westaff.com. The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies from stockholders in respect of the Merger Agreement and the Merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of stockholders in connection with the Merger will be set forth in the proxy statement when it is filed with the SEC. More detailed information regarding the identity of potential participants, and their direct or indirect interests, by securities, holdings or otherwise, will be set forth in the proxy statement to be filed with the SEC in connection with the proposed Merger.

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

        We use Talent Trak® to strengthen the quality of our selection process and to ensure high quality placements for customers and employees. This comprehensive selection process includes flexible recruiting methods, interviewing and reference checking. We conduct advanced skills and behavioral assessments using Talent Trak®, and also provide the option for both background and drug testing that can be customized to meet a customer's specific needs. We maintain contracts with national drug testing and background testing service providers to help ensure high quality and consistency in assessing our candidates.

 Markets

        We provide staffing services primarily in "secondary markets," as well as in the downtown areas of certain "primary markets" in the United States.

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

        We market our staffing services to local and regional customers through a network of Company-owned and franchise agent offices, as well as through our on-site and on-location service locations. Domestically, our national marketing campaigns are coordinated through our corporate headquarters in cooperation with US field offices. Marketing efforts for regional markets are generally conducted at the local level. New customers are developed by the field offices primarily through direct sales efforts and referrals. We have a targeted marketing program and a consultative sales process that includes telemarketing, e-mail marketing and direct mail campaigns.

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

        Currently we operate through a network of 157 offices in 42 states. In addition, from time to time we establish recruiting offices both for recruiting candidates and for testing demand for our services in new market areas. Our operations are decentralized with area managers, regional vice presidents and franchise agents who oversee the individual branch offices.

        The following table sets forth information as to the number of offices in operation as of the respective dates indicated below:

	Jan. 30, 2009	Nov. 1, 2008	Nov. 3, 2007	Oct. 28, 2006
Number of Offices by Ownership(1):
Company Owned	97	113	141	180
Franchise agent	60	61	63	58
Licensed	—	—	—	1
Total	157	174	204	239
Number of Offices by Locations(1):
Domestic	157	156	161	192
International(2)	—	18	43	47
Total	157	174	204	239

(1)
Excludes Company-owned recruiting offices.

(2)
Number of offices as of November 1, 2008 includes Australia and New Zealand due to sale of United Kingdom subsidiary in the second quarter of fiscal year 2008.

        Company-Owned Offices.    Employees of each domestic Company-owned office typically report to an area manager who is responsible for day-to-day operations of multiple branches. Area managers and senior area managers report to regional vice presidents. Regional vice presidents report to the Senior Vice President of Field Operations who, in turn reports directly to the President and Chief Operating Officer. This structure was instituted as a result of the restructuring that occurred in the third quarter of fiscal 2007. Prior to the restructuring each individual branch had a manager who in turn reported to market managers. Additionally, there were eight regional vice presidents who reported directly to the President and Chief Executive Officer.

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

        Currently, our 28 franchise agents operate 60 franchise agent offices. Sales generated by franchise agent operations and related costs are included in our consolidated revenue and costs of services, respectively, and during fiscal 2008, 2007 and 2006 franchise agent sales represented 40.1%, 35.8% and 35.1% respectively, of our total revenue.

        Our franchise agreements have an initial term of five years and are renewable for multiple five-year terms. The agreements generally contain two-year non-competition covenants which we vigorously seek to enforce. Efforts to enforce the non-competition covenants have resulted in litigation brought by us following termination of certain franchise agent agreements.

        Licensed Offices.    Currently we no longer have any licensed offices. Previously, licensee offices would act as the employer of the temporary employees and the owner of the customer accounts receivable. The Company financed the licensee's temporary employee payroll, payroll taxes and insurance. The licensee secured this advance by pledging their accounts receivable, tangible and intangible assets, and the license agreement. Licensees were required to operate within the framework of our policies and standards, but were responsible for their own workers' compensation, liability, fidelity bonding and state unemployment insurance coverage.

Seasonality

        We have experienced significant fluctuations in our operating results and anticipate that these fluctuations will continue. Operating results may fluctuate due to a number of factors, including seasonality, the demand for our services, the level of competition within our markets, our ability to increase the productivity of our existing offices, control costs and expand operations and the availability of qualified personnel. In addition, our results of operations could be, and have in the past been, adversely affected by severe weather conditions. Our fourth fiscal quarter consists of 16 or 17 weeks, while our first, second and third fiscal quarters consist of 12 weeks each. Moreover, our results of operations have historically been subject to seasonal fluctuations, with demand for our services typically greatest during our fourth fiscal quarter due largely to the planning cycles of many of our customers. However, demand was flat in the fourth quarter of fiscal year 2008. Furthermore, sales for the first fiscal quarter are typically lower due to national holidays as well as customer shutdowns during and after the holiday season. These shutdowns and post-holiday season declines in economic activity negatively impact job orders received by us, particularly in the light industrial sector.

Customers

        We service small and medium-sized companies as well as divisions of Fortune 500 companies and local, state and federal government agencies. As is common in the staffing industry, our engagements to provide temporary services to our customers are generally of a non-exclusive, short-term nature and subject to termination by the customer with little or no notice. During fiscal 2008, no single customer accounted for more than 3.8% of our revenue. Our ten highest volume customers in fiscal 2008 accounted for an aggregate of 17.8% of our revenue.

Competition

        The staffing industry is highly competitive with few barriers to entry. We believe that the majority of commercial staffing companies are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. The principal national competitors are Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Select Staffing, Express Personnel Services, Inc., and Randstad North America. Many of our principal competitors have greater financial, marketing and other resources than we. In addition, there are a number of medium- sized firms which compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

        We believe that the competitive factors in obtaining and retaining customers include understanding customers' specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance and pricing of services. We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits, and flexibility of work schedules.

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

        During fiscal 2004, we entered into a license agreement for a domestic Business Process Management or BPM system, which was implemented in three phases. The initial phase, which consisted of the human resources system for our regular employees, was successfully implemented in July 2005. The second phase, which included the core financial systems and the accounts payable module, went live in the beginning of fiscal year 2006. The final phase, which incorporated a fully integrated payroll and billing system for temporary associates with our in house developed front office application, 2nd Wave, went live during the first quarter of fiscal 2008. In addition, we made certain technology infrastructure upgrades in our former Australian operation during fiscal 2006.

Risk Management Programs

        Domestically, we are responsible for all employee-related expenses for the temporary staff employees of our Company-owned and franchise agent offices including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses.

        We provide workers' compensation insurance covering our domestic regular and temporary employees through a long-term relationship with Travelers Property Casualty Company of America ("Travelers"). For fiscal years 2006 and 2007 we retained a $500,000 deductible per occurrence for these policies. In fiscal 2008, the deductible was increased to $750,000 per claim. We are self-insured in the states of Ohio and Washington. The number of claims decreased for fiscal year 2008 as compared to fiscal year 2007, however, the average loss amount per claim increased in fiscal year 2008 as compared to the prior year.

        We are contractually required to collateralize our recorded obligations under the workers' compensation insurance contracts with Travelers through irrevocable letters of credit, surety bonds or cash. As of November 1, 2008, these aggregate collateral requirements have been satisfied through $27.3 million of letters of credit and $1 million of cash which was recorded as a short term deposit. An additional deposit of $250,000 will be paid when the policy is extended through April 1, 2009.

        Our nationwide risk management program is managed by our Risk Management Department consisting of risk management and workers' compensation professionals as well as claim administrators who monitor the disposition of all claims and oversee, through an on-line system, all workers' compensation claim activity. The department utilizes a variety of creative and aggressive workers' compensation loss prevention and claim management strategies. The risk management program includes safety programs, claim strategy reviews with the carrier and third-party administrator, a return-to-work modified duty program, pre-placement customer safety evaluations and certain light industrial job approvals, the use of personal protective equipment, and the use of individual local office expense allocation formulas.

Employees

        Currently we have approximately 8,000 temporary employees on assignment and employ 345 regular staff. Our employees are not covered by any collective bargaining agreements. Management believes that its relationships with its employees are good.

Service Marks

        We have various service marks registered with the United States Patent and Trademark Office, with the State of California and in various foreign countries, including our primary Westaff® service mark.

        We also own other service marks, including the Westaff® logo, Talent Trak®, Learning Trak®, West-Tek®, Ms. Carmen Courtesy®, and Staff for Business Jobs for People®. Federal and state service mark registrations may be renewed indefinitely as long as the underlying mark remains in use.

Available Information

        We file electronically with the Securities and Exchange Commission, or the SEC, Annual Reports on From 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We maintain a site on the worldwide web at http://www.westaff.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Rooms at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer or Chief Operating Officer.

ITEM 1A.    RISK FACTORS.

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

        Investing in our common stock involves a high degree of risk. The following risk factors, issues and uncertainties should be carefully considered before deciding to buy, hold or sell our common stock. Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents that we file with the SEC, are risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in forward-looking statements and to be below the expectations of public market analysts and investors. See "Cautionary Statement Regarding Forward-Looking Statements" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in the value of an investment in Westaff Inc. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

        The recent economic downturn and recession has materially and adversely affected our business and a continuation of current economic conditions could cause further harm to our business, financial condition, results of operations and cash flows.

        Demand for staffing services is significantly affected by the general level of economic activity. According to the National Bureau of Economic Research, the United States economy has been in a recession since December 2007. We expect that the current significant economic downturn and recession in the economy will continue to materially and adversely impact the demand for staffing services and the Company's performance. As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees. Further, demand for permanent placement services also slows as the labor pool directly available to our customers' increases, making it easier for them to identify new employees directly. In addition, we have experienced and expect to continue to experience increased pricing pressures from other staffing companies adversely affecting our revenues and operating margins. These adverse impacts may persist and worsen over the next several quarters if not longer, resulting in a material adverse effect on our financial condition.

        The process and uncertainties relating to the proposed Merger could adversely affect our business.

        We entered into the Merger Agreement with Koosharem Corporation, a California corporation doing business as Select Staffing and Select Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Koosharem, on January 28, 2009. The pendency of the Merger could adversely affect our ability to obtain and retain customers, to recruit temporary employees and to retain our existing employees. Further, the attention of our management will be directed at least in part toward the completion of a transaction and thus diverted in part from day-to-day operations. Our business and operating results could be adversely affected by these factors.

        Completion of the Merger is subject to a number of conditions which are largely or partially outside of our control, including the ability of Koosharem to finalize the financing required in a manner satisfactory to our workers compensation carrier, our ability to avoid declines in our revenues, and our ability to maintain a specified cash and cash equivalent balance immediately prior to closing, all as set forth in the Merger Agreement. A failure to complete the Merger would require us to address immediate issues with our existing lenders and to raise additional capital at a time when our business may have declined substantially and our alternatives are limited. There can be no assurance that we would be able to successfully address issues with our lenders, raise additional capital or address other problems we might face at the time if the Merger is not completed. Accordingly, if the Merger is not completed, we may be immediately unable to, among other things: (1) adequately collateralize our workers' compensation obligations and obtain sufficient workers' compensation coverage to support our operations and (2) satisfy our liquidity requirements and continue our operations as a going concern. Under these circumstances, we may be required to seek alternative transactions and/or consider filing for bankruptcy protection. There can be no assurance that any other alternative transaction similar to the merger would be available to us. Further, whether or not the proposed Merger is completed, we will have incurred substantial costs related to the Merger.

        While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Koosharem) as set forth in the Merger Agreement. These restrictions on our business activities could limit our ability to respond to changes in business conditions or other events, and therefore could have a material adverse effect on our future results of operations or financial condition.

        We are currently in default under the primary credit facility that we use to finance our operations. If we are unable to obtain a waiver or continued forbearance with respect to this default, we may be unable to satisfy our liquidity requirements and continue our operations as a going concern.

        We are currently in default under the Financing Agreement, dated as of February 14, 2008 (the "Financing Agreement"), among Westaff (USA), Inc. (as borrower), the Company (as parent guarantor), U.S. Bank National Association (as agent for the lenders, letter of credit issuer and a lender) and Wells Fargo Bank, National Association (as a lender). We finance our operations primarily through cash generated by our operating activities and through borrowings under our revolving line of credit under the Financing Agreement. On May 23, 2008, we received a notice of default from U.S. Bank (as agent for itself and Wells Fargo Bank) stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to our failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for our fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under our line of credit. We had no borrowings outstanding under the Financing Agreement, but do have $27.3 million of outstanding letters of credit supporting our workers' compensation obligations. While the Company previously entered into a series of forbearance agreements providing for the lenders to forbear from exercising their default rights and remedies under the Financing Agreement through December 19, 2008, the lenders' agreement to forbear have not been extended past December 19, 2008. Accordingly, the Company does not currently have any waiver or continued forbearance in respect of the Event of Default described above, and the lenders may elect at any time to pursue remedies available to them under the Financing Agreement, such as limiting or terminating Westaff (USA), Inc.'s right to borrow under the Financing Agreement or electing not to renew letters of credit issued under the Financing Agreement.

        The Company is currently in discussions with U.S. Bank and Wells Fargo to seek a waiver or continued forbearance in respect of the Event of Default. There can be no assurance that the Company will be able to obtain a waiver or continued forbearance or that such a waiver or continued forbearance would be on terms acceptable to the Company. If the Company is unable to obtain a waiver or continued forbearance and the lenders elect to pursue remedies under the Financing Agreement, such as limiting or terminating the Company's right to borrow under the Financing Agreement or electing not to renew letters of credit, it would have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and ability to continue our operations as a going concern. Under these circumstances, and unless the pending merger with Koosharem is completed, we may be required to seek alternative transactions, raise additional capital and/or consider filing for bankruptcy protection. There can be no assurance that any alternative transactions and/or additional capital would be available to us in the current challenging economic environment.

        On January 28, 2009, the carrier under the Company's existing workers compensation insurance program and the beneficiary of a letter of credit expiring on February 28, 2009 previously issued by U.S. Bank under the Financing Agreement, was notified by U.S. Bank that such letter of credit will not be renewed. While the Company is currently in discussions with U.S. Bank and Wells Fargo to seek and extension of such letter of credit, there can be no assurances that the Company will be able to obtain such an extension.

        In response to our short term forbearance issues, on August 25, 2008, the Company secured a $3.0 million Subordinated Loan facility with its principal stockholder, Delstaff, LLC. This facility may be used by the Company for working capital and general business purposes during the term of the facility. The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%). Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan. A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date (August 15, 2009) and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate and if principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest. The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the "Subordinated Collateral") of the Company. The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank. Borrowings in excess of $1.0 million require the Subordinated Lender approval. The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement. Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement. The outstanding loan balance at November 1, 2008 was $2.2 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance. Accrued and unpaid interest on this note at November 1, 2008 was $40,000. The Company borrowed an additional $500,000 on the subordinated loan on January 7, 2009 and an additional $500,000 on January 29, 2009.

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

        We finance our operations primarily through cash generated by our operating activities and through borrowings under our revolving credit facilities. Our primary credit facility is the Financing Agreement with U.S. Bank and Wells Fargo, which provides for a five-year revolving credit facility with an aggregate commitment of up to $33.0 million. In addition, our former Australian subsidiary maintained a $12.0 million Australian dollar facility agreement with GE Capital that was due to expire in May 2009. As of November 1, 2008, our total borrowing capacity was $3.3 million, consisting of $1.5 million for our domestic operations and $1.8 million for our former Australian operations. On

September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries and the sale was completed on November 10, 2008. In connection with the agreement, the Australian GE Capital debt was paid in full.

        The amounts we are entitled to borrow under our revolving credit facilities are calculated daily and are dependent on available cash and eligible trade accounts receivable generated from operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash or availability shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business, financial condition or results of operations. Furthermore, our receivables may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, and we would be less able to respond to changes in market or industry conditions.

        We typically experience significant seasonal and other fluctuations in our borrowings and borrowing availability, particularly in the United States, and aggressively manage our cash to ensure adequate funds to meet working capital requirements. Such steps include working to improve collections and adjusting the timing of cash expenditures and reducing operating expenses where feasible.

        We have historically experienced periods of negative cash flow from operations and investment activities, especially during seasonal peaks in revenue experienced in the third and fourth fiscal quarters of the year and in economic downturns. In addition, we are required to pledge amounts to secure letters of credit that collateralize certain workers' compensation obligations, and these amounts may increase in future periods. Any such increase in pledged amounts or sustained negative cash flows or reductions in accounts receivable would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

        We may be unable to adequately collateralize our workers' compensation obligations at their current levels or at all.

        We are contractually obligated to collateralize our workers' compensation obligations under our workers' compensation program through irrevocable letters of credit, surety bonds or cash. As of November 1, 2008, our aggregate collateral requirements under these contracts have been secured through $27.3 million of letters of credit obtained through our U.S. Bank facility. Our workers' compensation policy expired November 1, 2008 and it has been extended through April 1, 2009. As part of the extension the Company paid $1.0 million in cash collateral on October 31, 2008 and will pay an additional $250,000 by February 28, 2009. These collateral requirements are significant, place pressure on our liquidity and working capital capacity and are dependent on the Company having sufficient accounts receivable and cash balances. If we are not able to obtain a renewal of our letters of credit at a level sufficient to meet our collateral requirements, we could be unable to obtain sufficient workers' compensation coverage to support our operations.

        On January 28, 2009, the Company's workers' compensation carrier was notified by the issuing Bank that the letter of credit issued in favor of the carrier and expiring on February 28, 2009 will not be renewed. The Company is currently in discussions with U.S. Bank and Wells Fargo to seek an extension of the letter of credit however there can be no assurances that the Company will receive an extension. The carrier has the right to draw on the letter of credit prior to the expiration. If the carrier draws on the Letter of Credit, the issuing Bank may require the Company to fund the draw in cash which would require the Company to borrow under its credit facility. The Company is currently in default under the terms of its credit facility and in discussions with U.S. Bank and Wells Fargo to seek a waiver or continued forbearance in respect of the event of default. There can be no assurance that the Company will be able to obtain a waiver or continued forbearance or that such a waiver or continued forbearance would be on terms acceptable to the Company. If the Company is unable to obtain a waiver or continued forbearance and the lenders elect to pursue remedies under the Financing Agreement, such as limiting or terminating the Company's right to borrow under the Financing Agreement or calling the loan, there can be no assurance that the Company could find alternative sources of capital to repay the loan.

        We are exposed to credit risks on collections from our customers due to, among other things, our assumption of the obligation to make wage, tax, and regulatory payments to our temporary employees.

        We are exposed to the credit risk of some of our customers. Temporary personnel are typically paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. We generally assume responsibility for and manage the risks associated with our payroll obligations, including liability for payment of salaries and wages, payroll taxes as well as group health insurance. These obligations are fixed and become a liability of ours, whether or not the associated client to whom these employees have been assigned makes payments required by our service agreement, which exposes us to credit risks. We attempt to mitigate these risks by billing on a frequent basis, which typically occurs daily or weekly. In addition, we establish an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required and timely payments. Further, we carefully monitor the timeliness of our customers' payments and impose strict credit standards. However, there can be no assurance that such steps will be effective in reducing these risks. Finally, the majority of our accounts receivable is used to secure our revolving credit facilities, which we rely on for liquidity. If we fail to adequately manage our credit risks associated with accounts receivable, our financial position could be adversely impacted. Additionally, to the extent that recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse effect on our business, financial condition or results of operations.

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

        The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 21,044 shares during the fiscal year ended November 1, 2008. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for our common stock. We believe that the price of our common stock has also been negatively affected by the fact that our common stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

        Recently our common shares traded at prices below $1.00. If this continues in the future, our common shares could be subject to delisting by NASDAQ Stock Market.

        Our common stock currently trades on the NASDAQ Global Market. On September 10, 2008 we received a letter from the NASDAQ Stock Market ("NASDAQ") indicating that for the last 30 consecutive business days prior to the date of the letter, the bid price of Westaff's common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450 (a)(5) and that we had until March 9, 2009 for the bid price of our common stock to close at $1.00 per share or more for a minimum of 10 consecutive business days to regain compliance. As of the date of this Annual Report on Form 10-K our common stock has not been delisted and continues to be listed on the NASDAQ Global Market. On October 16, 2008, NASDAQ implemented a temporary suspension of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares. On December 23, 2008, NASDAQ extended this suspension until April 20, 2009. As a result of the suspension we now remain at the same stage of the compliance process at the time of the suspension. In the event Westaff does not regain compliance, or NASDAQ does not further extend this suspension, NASDAQ will reinstate the compliance process for Westaff's common stock. If our common shares are delisted from the NASDAQ, there may be a limited market for our shares, trading our stock may become more difficult and our share price could decrease even further. If our common shares are not listed on a national securities exchange or the NASDAQ, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock even further.

        In February 2009, the Company was notified by NASDAQ that the closing bid price of Westaff's common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance with Marketplace Rule 4450(a)(5) and this matter is now closed.

        If we fail to maintain effective internal control over our financial reporting, we may cause investors to lose confidence in our reported financial information, which could have an adverse effect on our stock price.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and current SEC regulations and proposed rules, we are required to include in our annual report on Form 10-K a report that assesses the effectiveness of our internal control over financial reporting. In addition, the SEC approved a one-year extension of the compliance date for smaller public companies, therefore, beginning with our Form 10-K for the 2010 fiscal year our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report. The process of fully documenting and testing our internal control procedures in order to satisfy these requirements have resulted and are likely to continue to result in increased general and administrative expenses and the diversion of management time and attention from profit-generating activities to compliance activities. Furthermore, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective and our business may be harmed. Market perception of our financial condition and the trading price of our stock may also be adversely affected and customer perception of our business may suffer.

        Our principal stockholder, together with its affiliates, controls a significant amount of our outstanding common stock thus allowing them to exert significant influence on our management and affairs.

        As of November 1, 2008, our principal stockholder, DelStaff LLC ("DelStaff"), together with its affiliates, controls approximately 49.5% of the total outstanding shares of our common stock. The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over our management and affairs. On April 30, 2007, we entered into a Governance

Agreement with DelStaff, Mr. Willis and Mr. Stover. On May 9, 2007, pursuant to the terms of the Governance Agreement, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball. DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

        We derive a significant portion of our revenue from franchise agent operations.

        Franchise agent operations comprise a significant portion of our revenue. As of November 1, 2008, franchisees represented 40.1% of gross receipts. In addition, our ten largest franchise agents (based on sales volume) accounted for 27.5% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

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

        In the United States, we are responsible for and pay workers' compensation costs for our regular and temporary employees. In recent years, these costs have risen substantially as a result of increased claims, general economic conditions, increases in healthcare costs and governmental regulations. The frequency of new claims has fallen in fiscal 2008 as compared to prior years, yet the cost per claim continues to increase. Under our workers' compensation insurance program, we maintain "per occurrence" insurance, which only covers claims for a particular event above a deductible. This deductible has been increased for our policy year ending November 1, 2008 from $500,000 to $750,000 per claim for fiscal 2008 claims. Our workers' compensation insurance policy expired November 1, 2008 and we have extended the policy through April 1, 2009. We have provided a cash payment of $1 million which was recorded as a short term deposit at November 1, 2008 and we will pay an additional $0.3 million in collateral by February 28, 2009. Should our workers' compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

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

        Our information management systems are essential for data exchange and operational communications with branches spread across large geographical distances. We have replaced key component hardware and software including backup systems within the past 12 months. On November 12, 2007, we implemented a new accounts receivable billing and temporary payroll system. The new system receives information from our custom built front office system. We experienced technical issues after conversion that were not detected during the testing phases. These issues affected both the payroll and billing systems. We believe that we have identified and resolved the significant issues. These issues were disruptive to our business and could have affected customer and employee relations. Additionally, these issues required significant amount of management time that impacted our ability to sell new services during the first half of fiscal 2008. We have made progress in resolving these specific payroll and billing systems issues. However, any future interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers.

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

        During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department ("EDD") that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. The total assessment by the EDD of additional unemployment taxes for both years, net of applied overpayments is approximately

$1.5 million including interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter. Additionally, management contends that the notification by the EDD of the 2004 assessment was not timely and holds the position that the assessment is procedurally invalid. Consequently, at November 1, 2008, the Company has no reserve for the 2004 assessment and has accrued the assessment for 2005 of $0.3 million, including interest and net of an applied overpayment. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor. Management believes the Company is well positioned to defend against the un-accrued portion and the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

        We have assets on our balance sheet for which their realization is dependent on our future cash flows.

        As of November 1, 2008, we have intangibles of $3.5 million. During the Company's third quarter of fiscal year 2008 in light of the continued decline in revenue and the continued decline in the market capitalization of the Company, management determined that an interim impairment test was necessary during the third quarter of 2008. Based on the impairment evaluation as of July 12, 2008, it was determined that the indefinite life franchise right intangible was impaired by $0.2 million. Such an impairment charge was measured in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" as the excess of the carrying value over the fair value of the asset. After completing the intangible asset impairments, the Company compared the fair value of the US Domestic Business Services reporting unit to its carrying value and determined that the reporting unit was impaired. Upon completion of Step 2 of the impairment test, the Company recorded a goodwill impairment of $11.4 million in relation to its US Domestic Business Services reporting unit. Given the continued decline in revenues in the fourth quarter of fiscal 2008, the Company again performed an impairment test for its indefinite life franchise right intangibles but determined there was no material impairment as of November 1, 2008.

        A majority of the remaining intangible asset balance of $3.5 million as of November 1, 2008 relates to an indefinite life franchise right relating to the Houston market. If we are unable to maintain our projected levels of cash flows for this market, we may need to write off a portion or all of these assets which would result in a reduction of our assets and stockholders equity. Furthermore, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company is required to assess the recoverability of its long-lived assets (such as its property and equipment) whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated cash flows expected to result from its use and eventual disposition. If we are unable to generate adequate cash flows we may need to write off a portion of our long-lived assets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We lease three adjacent buildings in Walnut Creek, California, consisting of approximately 50,000 square feet, which house our executive and administrative offices. The lease is for a term of seven years which commenced on December 12, 2002.

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

        During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department ("EDD") that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. The total assessment by the EDD of additional unemployment taxes for both years, net of applied overpayments, is approximately $1.5 million including interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter. Additionally, management contends that the notification by the EDD of the 2004 assessment was not timely and holds the position that the assessment is procedurally invalid. Consequently, at November 1, 2008, the Company has no reserve for the 2004 assessment and has accrued the assessment for 2005 of $0.3 million, including interest and net of an applied overpayment. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor. Management believes the Company is well positioned to defend against the un-accrued portion and the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

	High	Low
Fiscal 2007:
First Quarter ended January 20, 2007	5.73	4.15
Second Quarter ended April 14, 2007	5.91	4.74
Third Quarter ended July 7, 2007	5.71	4.24
Fourth Quarter ended November 3, 2007	5.18	3.47
Fiscal 2008:
First Quarter ended January 26, 2008	4.23	3.52
Second Quarter ended April 19, 2008	4.11	2.00
Third Quarter ended July 12, 2008	2.15	1.02
Fourth Quarter ended November 1, 2008	1.16	0.23
Fiscal 2009:
First Quarter ended January 24, 2009	0.92	0.36

        On February 11, 2009, the closing reported sales price on NASDAQ for our Common Stock was $1.12 per share. As of February 11, 2009, there were approximately 61 stockholders of record.

        Sales of Unregistered Securities.    During fiscal 2008, we did not sell any unregistered securities.

        Issuer Purchases of Equity Securities.    None during the fourth quarter of fiscal 2008.

        Dividends.    We did not declare or pay dividends during fiscal 2006, 2007 or fiscal 2008. Further, our current credit facilities prohibit payment of dividends, so we are not currently contemplating a dividend declaration.

        Securities Authorized Under Equity Plans.    The following table sets forth securities authorized for issuance under equity compensation plans as of November 1, 2008. All applicable equity compensation plans were previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	584,000	$2.47	973,000

ITEM 6.    SELECTED FINANCIAL DATA.

	Fiscal Year
	2008(1)/(2)/(5)	2007(3)/(5)	2006(5)	2005(4)/(5)	2004(5)
	(Amounts in Thousands, Except Per Share Amounts and Number of Offices)
Revenue	$324,495	$439,822	$482,153	$470,971	$470,414
Operating income (loss) from continuing operations(a)	(24,901)	(5,500)	3,377	3,174	1,273
Income (loss) from continuing operations(b)	(47,050)	(4,307)	1,421	17,727	(468)
Earnings (loss) per share—continuing operations
Basic	$(2.82)	$(0.26)	$0.09	$1.09	$(0.03)
Diluted	$(2.82)	$(0.26)	$0.09	$1.08	$(0.03)
Balance Sheet data (at end of period):
Working capital	$18,477	$39,191	$41,892	$40,626	$33,604
Total assets	74,991	141,292	139,265	138,782	122,408
Short-term debt and capital lease obligations	4,737	9,381	7,135	8,911	16,199
Long-term debt and capital lease obligations (excluding current portion)	165	752	833	3,174	2,125
Stockholders' equity	$18,619	$65,895	$66,009	$61,621	$39,847
Other operating data:
Number of offices (at end of period)
Company-owned	113	141	180	175	187
Franchise agent	61	63	58	63	68
Licensed	0	0	1	1	1

Total	174	204	239	239	256

(a)
Amounts exclude intercompany royalty income.

(b)
Amounts exclude intercompany royalty income and interest income.

(1)
Fiscal 2008 includes $11,540 of impairment of goodwill and intangibles ($0.69 per diluted share).

(2)
Fiscal 2008 includes $29,852 due to the establishment of valuation allowance for deferred tax assets ($1.79 per diluted share).

(3)
Fiscal 2007 includes $3,111 of restructuring expense ($0.19 per diluted share).

(4)
Fiscal 2005 includes the reversal of $16,681 of domestic deferred tax valuation allowance ($1.02 per diluted share).

(5)
Results of operations for United Kingdom, Australia, and New Zealand subsidiaires have been reclassified as discontinued operations for all years presented. (See Note 5 under Item. 15—Notes to the Consolidated Financial Statements).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended November 1, 2008. Our fiscal year ends on the Saturday nearest the end of October and consists of either 52 or 53 weeks. The fiscal year ended November 1, 2008 consisted of 52 weeks while the fiscal year ended November 3, 2007 consisted of 53 weeks.

        References in this Annual Report on Form 10-K to the "Company," "Westaff," "we," "our," and "us" refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Except for statements that are purely historical, all statements included in this Annual Report on Form 10-K are forward-looking statements, and readers are cautioned not to place undue reliance on those statements. You can also identify these statements by the fact that they do not relate strictly to current facts and use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. The forward-looking statements include, without limitation our ability to achieve better people and process efficiencies as a result of changes to our operational structure, our ability to enhance the profitability of our accounts through hiring industry-proven placement consultants, and our ability to reduce selling and administrative costs. These statements are only predictions, and actual events or results may differ materially. The forward-looking statements provide our current expectations or forecasts of future events. These forward-looking statements are made based on information available as of the date of this report and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in forward-looking statements and to be below the expectations of public market analysts and investors. Investors should bear this in mind as they consider forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties faced by us.

        The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Company Overview

        We provide staffing services primarily in suburban and rural markets ("secondary markets"), as well as in the downtown areas of certain major urban centers ("primary markets") in the United States ("US") through our network of Company-owned and franchise agent offices. On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary. On November 10, 2008, the Company sold its Australia and New Zealand subsidiaries pursuant to a definitive agreement that was previously entered into on September 27, 2008. The sale was completed in the first quarter of fiscal year 2009 and is described in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        We offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel. We have 60 years of experience in the staffing industry and currently we operate through a network of 157 offices operated domestically in 42 states. 62% of these offices were Company-owned and operated and 38% were operated by franchise agents. Our corporate headquarters provides support services to the field offices, in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

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

        Our business tends to be seasonal, with sales for the first fiscal quarter typically lower than other fiscal quarters. This decrease results from the traditional holidays that are included within the first fiscal quarter, as well as other customer closures for the holiday season. These closures and post-holiday season declines in business activity negatively impact orders received from customers, particularly in the light industrial sector. Demand for staffing services historically tends to grow during the second and third fiscal quarters and has historically been greatest during the fourth fiscal quarter due largely to customers' planning and business cycles. The recent economic downturn in fiscal 2008 has negatively impacted this expected historical growth, reducing demand for temporary employees and adversely affecting our sales. We anticipate that we may continue to experience weaker demand for temporary employees throughout fiscal 2009.

        Domestically, payroll taxes and related benefits fluctuate with the level of payroll costs, but tend to represent a smaller percentage of revenue and payroll costs later in our fiscal year as federal and state statutory wage limits for unemployment are exceeded on a per employee basis. Workers' compensation expense, which is incurred domestically, generally varies with both the frequency and severity of workplace injury claims reported during a quarter. Adverse and positive loss development of prior period claims during subsequent quarters may also contribute to the volatility in our estimated workers' compensation expense.

Critical Accounting Policies

        The preparation of our consolidated financial statements and notes thereto in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions affecting the amounts and disclosures reported within those financial statements. These estimates are evaluated on an ongoing basis by management and generally affect revenue recognition, workers' compensation costs, collectibility of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management's estimates and assumptions are based on historical experiences and other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

        Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to these policies during fiscal 2008.

        Revenue Recognition.    We record revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by our Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired directly by the customer. We reserve for billing adjustments, principally related to overbillings and client disputes, made after year end that relate to services performed during the fiscal year. The reserve is estimated based on historical adjustment data as a percent of sales. Permanent placement fees are recorded when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically 30 - 60 days.

        We account for our revenue and the related direct costs of our franchise arrangements in accordance with Emerging Issues Task Force ("EITF") 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent." We first assess whether we act as a principal in our transactions or as an agent acting on the behalf of others. When we are the principal in a transaction and have the risks and rewards of ownership, we record the transaction gross in our statements of operations. Where we act merely as an agent, only the net fees earned are recorded in our statements of operations. Under our traditional franchise agreement, we have the direct contractual arrangements with our customers and the contracts are binding on us. We are also the employer of all temporary employees in the franchise agents' operations and, as such, are obligated for the temporary employee payroll, related payroll taxes and the risk of loss for accounts receivable collection. As we retain the risks and rewards of ownership, the revenue and costs of services of our franchise agents are included in our results of operations. Each accounting period, we remit to each franchisee either a portion of the gross profit or a portion of the sales generated by its office(s), based on what the relevant franchise agreement dictates. Franchise agents' sales represented 40.1%, 35.8% and 35.1% of the Company's total revenue for the fiscal years 2008, 2007 and 2006, respectively. Franchise agents' share of gross profit represents the net distribution paid to the franchise agents for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

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

        Workers' Compensation Reserves.    We self-insure the deductible amount related to domestic workers' compensation claims, which was $750,000 per claim for policy year 2008 and $500,000 per claim for policy years 2007 and 2006. We maintain reserves for workers' compensation costs based upon actuarial methods utilized to estimate the remaining undiscounted liability for the deductible portion of all claims, including those incurred but not reported. This process includes establishing loss development factors based on our historical claims experience and that of the staffing industry and applying those factors to current claims information to derive an estimate of our ultimate claims liability. The calculated ultimate liability is computed for each policy year and is then reduced by the cumulative claims payments to determine the required reserves. We evaluate the reserve and the underlying assumptions regularly throughout the year and make adjustments accordingly. The key assumptions include but are not limited to classification of the work performed and estimates of total loss based on the severity of the injury. This data is based on past history and includes an estimate of future claims. At least annually, we obtain an independent actuarially determined calculation of the estimated costs of claims actually made to date, as well as claims incurred but not yet reported. If the actual costs of such claims and related expenses exceed the amounts estimated, additional reserves may be required. These reserves amounted to $23.3 million and $25.9 million at November 1, 2008 and November 3, 2007, respectively. While we believe that the recorded reserves are adequate, there can be no assurances that future, unfavorable changes to estimates relied upon in the determination of these reserves will not occur.

        Collectibility of Accounts Receivable.    We provide an allowance for uncollectible accounts receivable based on an estimation of credit losses and billing adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of its history of losses, adjustments, current economic conditions and other factors that warrant consideration in estimating potential losses including known information specific to each customer. We evaluate this allowance on a regular basis throughout the year and make adjustments as the evaluation warrants. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. These allowances were $1.0 million at November 1, 2008, and $1.3 million at November 3, 2007. Our estimates are influenced by numerous factors including our large, diverse customer base, which is disbursed across a wide geographical area. No single customer accounted for more than 10% of accounts receivable for fiscal year 2008.

        Goodwill and Other Intangible Assets.    Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. The valuation methodologies considered include analyses of estimated future discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to ours. As part of the assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon market interest rates and the cost of capital at the valuation date. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.

        Due to the presence of impairment indicators, such as a decrease in revenue, market capitalization and operating income in the third quarter of fiscal year 2008, management performed an impairment evaluation and determined that the indefinite life franchise right intangible was impaired by $0.2 million. Such an impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the value of the asset.

        After completing the intangible asset impairments in the third quarter of fiscal year 2008, the Company compared the fair value of the Domestic Business Services reporting unit to its carrying value and determined that the reporting unit was impaired. Upon completion of the impairment test, the Company recorded a goodwill impairment of $11.4 million in relation to its Domestic Business Services reporting unit. The fair value of the Australia and New Zealand reporting units were greater than the net book value and accordingly, no further impairment testing was performed.

        Given the continued decline in revenues, the Company in the fourth quarter of fiscal 2008 again performed an impairment test under SFAS 142 for its indefinite life franchise right intangibles and Australia goodwill. As a result, goodwill of the Australia subsidiary was written down by $186,000.

There was no material impairment on the indefinite life franchise right intangibles as of November 1, 2008.

        Income Taxes.    We account for income taxes by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in our financial statements or tax returns. As required under SFAS No. 109, "Accounting for Income Taxes", we measure these expected future tax consequences based upon provisions of tax law as currently enacted. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. We also provide a reserve for tax contingencies when we believe a probable and estimable exposure exists. The Company has deferred tax assets on its books from tax benefits from future deductions of workers compensation claims, tax credit carry forwards and net operating losses ("NOL"). The income tax provision from continuing operations at fiscal year ended November 1, 2008 was $19.8 million.

        At November 1, 2008 all of the Company's net deferred tax assets were offset with a valuation allowance as the Company believes it is more likely than not that all of the net deferred tax assets will not be realizable in the foreseeable future.

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

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 48, "Accounting for Income Tax Uncertainties." FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted FIN 48 during the first quarter of fiscal 2008. See Note 2.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any that the adoption of SFAS No. 157 will have on the Company's operating results and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We are evaluating the impact, if any that the adoption of SFAS No. 159 will have on the Company's operating results and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160.

Executive Overview

        Our gross revenues from continuing operations for the fiscal year 2008 were $324.5 million, which represents a decline of $115.3 million, or 26.2% from fiscal year 2007. The decline in revenues was primarily due to the economic downturn that began in early fiscal 2008, the loss of two customers which together made up 6.9% of revenues for the fiscal year ended November 1, 2008, and the closing of a number of branch offices in fiscal year 2007. In addition, the decrease in revenue was a result of the termination of a number of unprofitable customer accounts in 2007 and the disruption in billing caused by our implementation of a new Pay/Bill system during the first quarter of fiscal year 2008.

        Our loss from continuing operations for the fiscal year 2008 was $47.0 million which was an increase of $42.7 million compared to the fiscal year 2007. The loss from continuing operations for the fiscal year 2008 includes non-cash, one time charges of $29.9 million of income tax expense resulting from the set up of a valuation allowance against 100% of our deferred tax assets, a goodwill and intangible asset impairment charge of $11.5 million, and an out of period adjustment for depreciation expense of $0.9 million. See Note 3.

        We have made changes in our domestic operational structure in an effort to achieve better people and process efficiencies. We are committed to improving the profitability of our organization and increasing our market share. We have had success in reducing our domestic selling and administrative costs in total and we are evaluating and implementing additional opportunities for savings. Further, we are divesting our international subsidiaries in order to concentrate on our core domestic business.

Recent Developments

        On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries for A$19 million (Australian dollars). A$13 million of the purchase price was paid at closing, A$3 million of the purchase price was funded by the seller and the remaining A$3 million of the purchase price will be payable in the form of a deferred payment due one year after closing. See Note 19.

        On January 28, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Koosharem Corporation, a California corporation doing business as Select Staffing

("Koosharem") and Select Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Koosharem ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Koosharem (the "Merger"), in accordance with and subject to the terms and conditions set forth in the Merger Agreement.

        Concurrently with the execution of the Merger Agreement, our principal stockholder, DelStaff, LLC ("DelStaff"), entered into a Stock & Note Purchase Agreement with Koosharem (the "Purchase Agreement"), pursuant to which Koosharem will purchase, immediately prior to the effective time of the Merger: (1) all of the Company common stock that DelStaff then owns in exchange for first lien term loan debt to be issued by Koosharem under Koosharem's first lien credit facility bearing a face amount of $40,000,000 and (2) all of the then outstanding subordinated notes (the "DelStaff Subordinated Notes") issued by the Company to DelStaff under the Subordinated Loan Agreement, dated as of August 25, 2008, by and among the Company, Westaff (USA), Inc., Westaff Support, Inc., MediaWorld International (as borrowers) and DelStaff in exchange for first lien term loan debt to be issued by Koosharem under Koosharem's first lien credit facility bearing a face amount equal to the actual principal amount of the DelStaff Subordinated Notes then outstanding, but not to exceed $3,000,000.

        Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger: (1) each outstanding share of Company common stock (other than those owned by the Company, Koosharem, Merger Sub or any subsidiary of the Company, Koosharem or Merger Sub, and other than those shares with respect to which dissenters rights are properly exercised) will be cancelled and converted into the right to receive $1.25 per share in cash (the "Merger Consideration") and (2) each outstanding stock option to purchase shares of Company common stock, whether or not then exercisable or vested, will be cancelled and converted into the right to receive, within ten business days following the effective time of the Merger, an amount in cash (subject to applicable withholding taxes) equal to (a) the excess, if any, of the Merger Consideration over the per share exercise price of the stock option, multiplied by (b) the number of shares of Company common stock subject to the stock option.

        Consummation of the Merger is subject to the satisfaction of various conditions, including, among others, the receipt by Koosharem and Merger Sub of the financing pursuant to and on the terms contemplated by the applicable commitment letters, the consummation of the transactions under the Purchase Agreement, the requisite approval by the Company's stockholders, a requirement for the Company to hold a minimum of $9.5 million in cash and equivalents immediately prior to the closing date, the lack of any legal impediment to the Merger, and the lack of any Material Adverse Effect as specified in the Merger Agreement.

        Upon the recommendation of a special committee of independent members of the Company's board of directors (the "Special Committee"), all of the members of the Company's board of directors not affiliated with DelStaff approved the Merger Agreement and the Purchase Agreement. Robert W. Baird & Co. Incorporated provided a fairness opinion to the Special Committee.

        The Merger Agreement contains certain termination rights for both the Company, on the one hand, and Koosharem and Merger Sub, on the other hand. Upon any termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Koosharem and Merger Sub a $2.0 million termination fee, and under other specified circumstances, Koosharem and Merger Sub may be required to pay the Company a $2.0 million termination fee.

        The foregoing description of the Merger Agreement and the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement and the Purchase Agreement, as applicable. For additional and more detailed information regarding the Merger Agreement, please refer to our Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 2, 2009. Please also refer to the risk factors included in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K under the heading "Risks Relating to the Pending Merger." The Company has agreed to file a proxy statement with the SEC in connection with the proposed Merger. The Company's stockholders are urged to read the proxy statement and other relevant materials when they become available because they will contain important information about the proposed Merger. The Company's stockholders will be able to obtain a free copy of the proxy statement and other related documents filed with the SEC by the Company (when they become available) at the SEC's website at www.sec.gov. The proxy statement and the other documents (when they become available) will also be available for free at the Company's website at http://www.westaff.com. The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies from stockholders in respect of the Merger Agreement and the Merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of stockholders in connection with the Merger will be set forth in the proxy statement when it is filed with the SEC. More detailed information regarding the identity of potential participants, and their direct or indirect interests, by securities, holdings or otherwise, will be set forth in the proxy statement to be filed with the SEC in connection with the proposed Merger.

Discontinued Operations

        On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary for cash payments of $6.3 million net of transaction costs of $0.2 million. In the second quarter of fiscal 2008 the Company recorded a pre-tax gain of $2.0 million ($1.2 million net of tax). During the third quarter of fiscal year 2008, the Company reduced the gain on the sale by about $0.3 million ($0.2 million net of tax) as a result of an amendment to the original sales agreement to forgive the buyer of various payables and royalties due to the Company in lieu of agreeing to any working capital adjustments. During the fourth quarter of fiscal year 2008, the Company further updated its gain calculation which still resulted in a pre-tax gain of $1.7 million but was $0.4 million net of tax. The reason for the change is that during the fourth quarter of fiscal 2008 the Company entered into an agreement to dispose of its two remaining foreign subsidiaries and it does not have any immediate plans to generate foreign source income in the foreseeable future. As a result, the Company determined it will likely not take the foreign tax credit in its income tax return for fiscal 2008 but rather will deduct the related foreign tax expenses in computing taxable income. The Company has reflected the results of the United Kingdom operations as discontinued operations for all years presented on the consolidated statement of operations.

        On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries as described in Note 5 and Note 19. In accordance with FASB Statement No. 144 the Company reclassified the consolidated balance sheets as of November 1, 2008 to show the assets and liabilities of these subsidiaries as held for sale. The Company also reclassified the operating results for these segments for all years presented as discontinued operations.

 Results of Continuing Operations

        The table below sets forth, for the three most recent fiscal years, certain results of continuing operations data as a percentage of revenue.

	Fiscal Year
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of services	81.9%	81.9%	82.4%

Gross Profit	18.1%	18.1%	17.6%
Franchise agents' share of gross profit	4.4%	3.9%	3.8%
Selling and administrative expenses	16.2%	13.9%	12.3%
Impairment of goodwill and intangibles	3.6%	0.0%	0.0%
Restructuring expenses	*	0.7%	0.0%
Depreciation and amortization	1.6%	0.7%	0.9%

Operating (loss) income from continuing operations	(7.7)%	(1.3)%	0.7%
Interest expense	0.8%	0.5%	0.4%
Interest income	*	*	*

(Loss) income from continuing operations before income taxes	(8.4)%	(1.8)%	0.3%
Income tax provision (benefit)	6.1%	(0.8)%	*

(Loss) income from continuing operations	(14.5)%	(1.0)%	0.3%

*
less than 0.1%

Going Concern Considerations

        The Company has incurred operating losses since the second quarter of fiscal 2007, offset by slight operating income in the fourth quarter of fiscal 2007. The Company may incur additional losses in the future, particularly because of the current significant economic downturn and recession.

        The Company's operations, even if they perform in accordance with management's expectations, may not generate sufficient cash flow or accounts receivables to finance the Company's operations at current levels, collateralize workers' compensation liabilities, or permit the Company to expand its business. As a result, the Company expects to continue to rely on operational cash flow and debt financing to fund operations because equity financing is not likely to be available.

        As discussed in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company has (through its wholly-owned subsidiary, Westaff (USA), Inc.) entered into a financing agreement with U.S. Bank National Association ("U.S. Bank") as agent, and the lenders thereto, which provides for a five-year revolving credit facility with an aggregate commitment of up to $33.0 million (the "Financing Agreement"). The Company is currently in default under certain covenants of the Financing Agreement and has entered into a Forbearance Agreement that provides for a forbearance period ending on December 19, 2008. While the Company is negotiating with its lenders for a waiver or continued forbearance in respect to this default, there can be no assurances that a waiver or continued forbearance can be obtained. If the Company is unable to obtain a waiver or continued forbearance on acceptable terms, the Company may be unable to access the funds necessary to satisfy its liquidity requirements, or may be unable to obtain letters of credit under the facility needed for the Company to obtain workers' compensation insurance. In that case, its business and operating results would be adversely affected and the Company may be unable to continue its operations as a going concern.

        In response to the continued default, the Company secured a $3.0 million subordinated loan facility during the fourth quarter of fiscal 2008, of which the Company has used $2.2 million as of November 1, 2008 and has drawn an additional $1.0 million in the first and second quarter of fiscal year 2009. This facility may be used by the Company for their working capital and general business purposes during the term of the facility.

        The Company has extended its workers' compensation insurance through April 1, 2009 which required $1.0 million in cash collateral as of November 1, 2008 and $0.3 million to be paid by February 28, 2009. In addition, the letter of credit for the workers' compensation insurance expires on February 28, 2009 and the insurance carrier has received notification of non-renewal of the letter of credit from the issuing Bank. The forbearance agreement expired on December 19, 2008 and has not been extended. Among other things, the Company has responded to these issues by reducing its headcount by approximately 60 positions in the corporate and field offices during fiscal year 2008 and 65 positions in the first quarter of fiscal year 2009. This was accomplished by a combination of attrition and a planned reduction in force. Total severance amounts paid in fiscal year 2008 were immaterial and are included as part of selling and administrative expenses. The Company continues to look for and act on additional cost savings measures within the organization while it is exploring alternative financing arrangements and strategic partnering alternatives. See Note 19.

Fiscal 2008 compared to Fiscal 2007

Revenue

        Gross revenue from continuing operations totaled $324.5 million which represented a decrease of $115.3 million, or 26.2% from fiscal 2007.

        Fiscal 2008 contained fifty-two weeks while fiscal 2007 contained fifty-three weeks. After eliminating the effect of this extra week, sales of service declined $107.0 million or 24.8%. This was a result of a decrease in revenue from franchise operations as well as company-owned operations. Revenue from franchise operations declined 17.2% to $130.2 million due largely to a 21.5% decrease in billed hours as a result of economic downturn. Revenue from company-owned operations declined 30.6% to $195.3 million also due to a decrease of 32.8% in billed hours as a result of the economic downturn and customer losses related to the restructuring plan implemented in the third quarter of fiscal 2007.

        On a comparable 52 week basis the decline in total billable hours would have been 27.2% with the significant decline being driven in the domestic market primarily as a result of the economy. The decrease in gross revenue was also due to lower billings for several of our large customers. Total billings for the top 20 customers in fiscal year ended 2008 declined 12.2%, or $11.5 million to $82.4 million compared to the prior fiscal year, which was partially offset by an increase in average bill rate and increase in average bill pay spread. The average bill rate on a per hour basis for temporary services increased 3.4% compared to fiscal 2007. Additionally, revenue from domestic permanent placement and transition fees declined by 52.1% to $2.8 million compared to fiscal 2007.

Costs of services and gross profit

        Costs of services from continuing operations include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation costs and other temporary employee-related costs. Costs of services from continuing operations decreased $94.6 million or 26.2% to $265.8 million for fiscal 2008 as compared to fiscal 2007.

        Gross margin from continuing operations decreased $20.8 million or 26.1% to $58.7 million during fiscal 2008 as compared to fiscal 2007. This decrease was primarily as a result of a decrease in permanent placement revenue in the fiscal year 2008 compared to the fiscal year 2007. However, our gross profit as a percent of sales remained at approximately 18.1% in fiscal 2008. Our average pay rate on a per hour basis for domestic temporary services increased 3.2% in fiscal year 2008 compared with the fiscal year 2007. The resulting pay-bill spread on domestic temporary services has increased 3.9% in the fiscal year 2008 as compared to 2007. The change in the pay-bill spread is a result of the continued focus of our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business.

Franchise agents' share of gross profit

        Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents' operations. Franchise agents' share of gross profit decreased $3.0 million or 17.5% to $14.3 million which was slightly more than the decline in overall franchise owned gross revenue. Franchisees generally receive a greater share of permanent placement revenue which declined at a lesser rate than the overall decline in permanent placement revenue during fiscal 2008.

Selling and administrative expenses

        Selling and administrative expenses decreased $8.7 million or 14.2% to $52.6 million during the fiscal year 2008 as compared to the fiscal year 2007. This decrease is primarily attributable to decreased salary and related costs of $7.6 million as a result of decreased headcount in the domestic operations following the restructuring in the third quarter of fiscal 2007. We achieved cost savings in the areas of facilities, advertising and promotion and supplies totaling $3.1 million as we consciously looked at opportunities to reduce spending in light of the decline in gross revenue. In addition, we incurred lower communications and services costs due to improvements made in our information systems infrastructure. We achieved a reduction in bad debt expense of $0.5 million in fiscal 2008 as compared to fiscal year 2007. Management is also closely monitoring slow paying customers in light of the slowdown in the domestic U.S. economy and is more proactive in reserving for those amounts in the early stages of identifying concerns. These reductions were offset by the recording of currency translation losses totaling $1.5 million on the Australia note receivable. The losses were recognized in our statement of operations commencing in the fourth quarter of fiscal year 2008 because we believe the note will be settled in the foreseeable future due to the upcoming sale of the Australia and New Zealand subsidiaries which was completed on November 10, 2008.

Impairment of goodwill and intangible assets

        As a result of the continued decline in revenue due to the economic downturn, the continued decline in market capitalization for Westaff, and the magnitude of our recent operating losses the Company determined that an interim impairment test was necessary during the third quarter of 2008. Accordingly, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company applied impairment tests to its intangible assets, including goodwill during the third quarter of 2008. As a result of this testing and in accordance with SFAS No. 142, the Company recorded a pre-tax, non-cash charge of approximately $11.5 million in the third quarter of fiscal 2008 related to the impairment of intangible assets and goodwill associated with the US reporting unit and as described in Note 6.

Restructuring expense

        We recorded charges in the third and fourth quarter of fiscal 2007 related to reduction in force and closure of several branch offices. In connection with the closures we recorded an expense in the third and fourth quarter of fiscal 2007 for severance payments and an estimate for lease termination costs calculated for the remainder of the lease term reduced by an estimate for sublease income. During the fiscal year 2008, the Company successfully negotiated early termination agreements for nine locations and entered into a sublease for four locations, the effects of which resulted in an $84,000 reduction in our estimated accrual. The Company is still responsible for lease payments on seven locations and is actively negotiating early terminations, where possible, and sublease opportunities to mitigate its obligation. The restructuring accrual, representing rent expense under non-cancellable leases with lease terms that extend through fiscal year 2012 has been reduced by the current estimated future sublease income.

Depreciation and amortization

        Depreciation and amortization increased $2.1 million or 65.5% to $5.2 million, excluding the write-down of intangibles of $11.5 million as described in Note 6, during fiscal 2008 as compared to fiscal 2007. This increase is primarily attributable to an out of period adjustment of $0.9 million in the second quarter of fiscal 2008, resulting in additional depreciation that should have been expensed in prior periods. In addition, the increase was caused by the new Pay-Bill system implementation costs, which were previously capitalized during pre-launch stages and now are amortized to income concurrent with the launch of the system in the first quarter of fiscal 2008.

Net interest expense

        Net interest expense for the fiscal year 2008 and fiscal year 2007 remained consistent at $2.3 million. Lower interest rates during the year were offset by an increase in average borrowings.

Income tax provision

        We recorded an income tax provision on continuing operations of $19.8 million on a pre-tax loss of $27.2 million in fiscal year 2008. The difference between the fiscal year 2008 tax expense of $19.8 million and the fiscal year 2007 benefit of $3.5 million relates primarily to the establishment of a valuation allowance against all of the Company's deferred tax assets of $29.9 million. The Company recorded a valuation allowance in fiscal 2008 due to cumulative losses in recent periods and revised projections indicating continued losses in the foreseeable future. Although it is possible these deferred tax assets could still be realized in the future, the Company believes that is it more likely than not that these deferred tax assets will not be realized in the foreseeable future. The 2007 provision differs from statutory rates primarily due to federal tax credits we took advantage of, primarily as a result of the work opportunity tax credit program. In addition, the fiscal 2007 tax provision also derived a substantial tax benefit from net operating losses.

Net loss

        The result of the aforementioned items plus the gain net of tax on the sale of the U.K. subsidiary of $0.4 million and the net income from discontinued operations of $0.4 million, was a total net loss for the fiscal year 2008 of $46.3 million, or $2.77 per share, as compared with net loss of $1.9 million, or $0.12 per share for the fiscal year 2007.

Fiscal 2007 compared to Fiscal 2006

Revenue

        Gross revenue declined by $42.3 million or 8.8% to $439.8 million for fiscal 2007 as compared to fiscal 2006. Fiscal 2007 contained 53 weeks. The estimated sales for the extra week in fiscal 2007 were $8.3 million. The decrease for a comparable 52 week year would have been $50.6 million or 10.5%.

        The decline was attributable to a number of factors: the closure of 26 unprofitable offices in fiscal 2007, changes in management and field structure, the termination of unprofitable customer relationships and a softening economy. Within our remaining branches, we have continued to focus our sales efforts on opportunities yielding a higher gross margin. Total billable hours declined 11.2% in fiscal 2007 compared to fiscal 2006. On a comparable 52 week basis the decline in total billable hours would have been 12.9% with the significant decline being driven in the domestic market primarily as a result of the closed offices. The average bill rate for fiscal 2007 increased 3.0% from fiscal 2007 over fiscal 2006 for continuing operations.

Costs of services and gross profit

        Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers' compensation insurance and other employee-related costs. On a continuing operations basis, costs of services decreased $36.9 million or 9.3% to $360.4 million in fiscal 2007 as compared to fiscal 2006.

        Gross margin decreased $5.4 million or 6.4% to $79.4 million as compared to fiscal 2006. However, our gross profit as a percent of sales increased from 17.6% in fiscal 2006 to 18.1% in fiscal 2007. Our average pay rate on a per hour basis for domestic temporary services increased 2.4% in fiscal year 2007 compared with the fiscal year 2006. The resulting pay-bill spread on domestic temporary services has increased 4.5% in the fiscal year 2007 as compared to 2006. The change in the pay-bill spread is a result of the continued focus of our sales efforts on opportunities yielding a higher gross margin, which has resulted in decreased sales revenue from lower margin business.

Franchise agents' share of gross profit

        Franchise agents' share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents' operations. Franchise agents' share of gross profit decreased $0.8 million or 4.4% to $17.4 million for fiscal 2007 but remained flat as a percent of total sales at 4%. The decrease was primarily the result of a decrease in gross receipts from our franchise offices of 6.9% in fiscal 2007 as compared to fiscal 2006.

Selling and administrative expenses

        Selling and administrative expenses increased $2.2 million or 3.7% to $61.3 million for the 2007 fiscal year as compared to fiscal 2006. There were numerous factors which drove the increase, the largest of which was an increase in incentive compensation of $1.0 million. The other significant increases, totaling $0.4 million, reflected guaranteed amounts paid under a new corporate program designed to retain staff following the restructuring and bonus program for technical implementation of the third phase of the BPM project. The Company also experienced an increase of $1.0 million in recruiting costs associated with a domestic national contract for internet job boards utilized by field offices to attract and identify associates, the recruitment of several new senior executives as well as field sales personnel hired to increase domestic sales.

        Bad debt expense (net of recoveries) increased 515.4% or $0.9 million to $1.1 million in fiscal 2007. $1.0 million of the increase resulted from charge offs of trade accounts receivables from continuing operations as the collectibility of a number of accounts were challenged by new senior management. The primary component of the increase related to $0.7 million of receivables that related to billings generated in 2006 and prior that were deemed uncollectible in fiscal 2007. The remaining increase in bad debt expense resulted primarily from reserves on notes receivables from franchise holders.

Restructuring expense

        In the third quarter of fiscal 2007, the Company approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring charges have been recorded to align the Company's cost structure with changing market conditions and to create a more efficient organization. The Company's restructuring charges are comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce and (ii) lease termination costs. The Company accounted for each of these costs in accordance with FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        The restructuring resulted in the elimination of 86 field positions, the closure of 26 branches prior to their lease termination and a reduction in the number of our geographic regions from eight to four.

        The Company recorded an expense in fiscal 2007 of $3.1 million associated with the restructuring plan which includes an estimated liability for leased locations based on the future minimum lease payments reduced by estimated sublease income.

Depreciation and amortization

        Depreciation and amortization decreased by $1.0 million or 24.6% to $3.1 million, primarily due to certain technology related assets becoming fully depreciated early in the year. The Company spent significant resources on the third phase of its BPM system which was originally anticipated to be implemented during fiscal 2007. The BPM system was placed in service in (and did not start depreciating until) the first quarter of fiscal 2008.

Net interest expense

        Net interest expense increased 21.6% or $0.4 million to $2.3 million for fiscal 2007 as compared to fiscal 2006 primarily as a result of higher average interest rates which included an increase in our borrowing rate. The rate increase was imposed on actual borrowings and letters of credits issued to our insurance administrator to secure outstanding worker compensation liabilities. The increased rates were offset by lower borrowing amounts during the fiscal year.

  Income tax provision

        The income tax provision recorded during fiscal 2006 and 2007 differs from statutory rates primarily due to federal tax credits we take advantage of, primarily as a result of the work opportunity tax credit program. In addition, the fiscal 2007 tax provision also derives a substantial tax benefit from net operating losses generated in the current fiscal year.

Net loss

        The net loss for the fiscal year 2007 of $1.9 million, or $0.12 per share, as compared with net income of $3.1 million, or $0.19 per share for the fiscal year 2006 is a result of the above mentioned items and an increase of $0.7 million in net income for discontinued operations.

  Liquidity and Capital Resources

        We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Our traditional use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth when sales are seasonally high. Temporary personnel are typically paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

        We finance our operations primarily through cash generated by our operating activities and borrowings under our revolving credit facilities. Net cash provided by operations was $1.4 million for fiscal year ended November 1, 2008, compared to cash provided of $2.9 million for the fiscal year ended November 3, 2007, a decrease of $1.5 million. Changes in accounts receivable due to decreased sales and increased cash collections was the largest significant source of cash providing $21.2 million during the fiscal year ended November 1, 2008 as compared to $3.0 million for the fiscal year ended November 3, 2007. This source of cash provided by accounts receivable was offset by an increase in changes in accounts payable and accrued expenses of $11.2 million during fiscal year ended November 1, 2008 as compared to $0.6 million for the fiscal year ended November 3, 2007. For the fiscal year ended November 1, 2008, the net loss of $46.3 million includes $21.4 million of non-cash income tax expense, as described in Note 9, $5.8 million in non-cash depreciation and amortization, and $11.7 million of non-cash impairment to goodwill and intangibles, as described in Note 6, compared with a net loss of $1.9 million and $4.0 million in non-cash depreciation and amortization for the fiscal year ended November 3, 2007. Additionally, included in the Company's net loss for the fiscal year ended November 1, 2008, is a recorded gain, net of tax, of $0.4 million resulting from the sale of our former United Kingdom operations and related subsidiary on March 31, 2008, as described in Note 5.

        Our domestic days sales outstanding (DSO) is measured by dividing our ending net accounts receivable balance by total sales multiplied by the number of days in the fiscal year. DSO at November 1, 2008 decreased to 40.3 days from 45.0 at November 3, 2007. This decrease in DSO was a result of increased collection efforts in fiscal year 2008. We continue our efforts to focus on reducing our DSO and believe that we will be successful in further reducing DSO in fiscal year 2009.

        Cash provided by investing activities was $4.6 million for the fiscal year ended November 1, 2008, as compared to cash used for investing activities of $4.3 million for the fiscal year ended November 3, 2007. Capital expenditures, which are primarily for information system initiatives both domestically and internationally, were $0.6 million for the fiscal year ended November 1, 2008 compared to $4.1 million for the fiscal year ended November 3, 2007. The decrease in capital expenditures for the fiscal year ended November 1, 2008 was primarily a result of significantly less purchases of furniture and equipment both domestically and internationally, and the reduction of expenditures related to the domestic company's Peoplesoft system implementation which substantially occurred in the fiscal year ended November 3, 2007. As noted above in Discontinued Operations, effective March 31, 2008 the Company sold its UK subsidiary operations for proceeds of approximately $5.4 million net of cash acquired by the purchaser of $1.1 million. Expenses relating to the sale totaled $0.2 million.

        Cash used in financing activities was $5.3 million in the fiscal year ended November 1, 2008 compared with cash provided by financing activities of $0.9 million for the fiscal year ended November 3, 2007. This increase in cash used for financing activities is primarily attributable to an increase in restricted cash of $5.0 million during the fiscal year ended November 1, 2008, as described in Note 4. In the fiscal year ended November 1, 2008 the company paid debt issuance costs of $1.4 million, made principal payments on capital lease obligations of $0.5 million and paid down our line of credit by $0.5 million. The Company also increased borrowings on notes by drawing $2.2 million on its subordinated loan facility.

        On February 14, 2008, the Company (through its wholly-owned subsidiary Westaff (USA), Inc.) entered into a financing agreement with U.S. Bank National Association ("U.S. Bank"), as agent, and the lenders thereto, which provides for a five-year revolving credit facility that previously provided for an aggregate commitment of up to $50.0 million, including a letter of credit sub-limit of $35.0 million (the "Financing Agreement"). Borrowings under the Financing Agreement bear interest, at the Company's election, at either U.S. Bank's prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. The Financing Agreement provides that a default rate would apply on all loan obligations in the event of default under the Financing Agreement and related documents, at a rate per annum of 2.0% above the applicable interest rate. Interest is payable on a monthly basis. The Company has $27.3 million of letters of credit supporting workers' compensation obligations outstanding under the U.S. Bank Credit facility at November 1, 2008, but no cash borrowings.

        On May 23, 2008, the Company received a notice of default from U.S. Bank National Association ("U.S. Bank") (as agent for itself and Wells Fargo Bank, National Association ("Wells Fargo"), as lenders, stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Company's failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.

        On July 31, 2008, the Company entered into a Forbearance Agreement with U.S. Bank and the lenders. Pursuant to the terms of the Forbearance Agreement, (i) the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the Event of Default commencing on the date of the Forbearance Agreement and ending on August 26, 2008, (ii) the Company agreed to a reduction in the aggregate amount of the commitments under the Financing Agreement from $50.0 million to $33.0 million effective as of June 23, 2008, and (iii) U.S. Bank agreed to maintain a reserve against the revolving credit availability to cover the Company's payroll and payroll tax obligations.

        On August 27, 2008, the Company entered into an Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through September 30, 2008 so long as no additional Events of Default occur. In addition, pursuant to the terms of the Amended and Restated Forbearance Agreement, (i) the parties agreed that U.S. Bank and the lenders shall continue to maintain a reserve against the revolving credit availability to cover the Company's payroll and payroll tax obligations, (ii) the Company agreed to continue to use its best efforts to have one of its undrawn letters of credit in the face amount of $27.0 million returned in exchange for cash collateral security, (iii) the Company agreed to pay to U.S. Bank and the lenders a one-time forbearance fee in the aggregate amount of $25,000. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through September 30, 2008.

        On September 30, 2008, the Company entered into a Second Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through November 21, 2008, so long as no additional Events of Default occur. In addition, pursuant to the terms of the Second Amended and Restated Forbearance Agreement, (i) the parties agreed to amend the Financing Agreement to add a minimum EBITDA financial covenant in respect of the next five 4-week fiscal periods, (ii) the parties agreed that U.S. Bank and the lenders shall continue to maintain a reserve against the revolving credit availability to cover the Company's payroll and payroll tax obligations, (iii) the Company agreed to continue to use its best efforts to have one of its undrawn letters of credit in the face amount of $27.0 million returned in exchange for cash collateral security, (iv) the Company agreed to comply with certain additional covenants relating to the pending sale of its shares in Westaff (Australia) Pty Limited and Westaff NZ Limited, dated as of September 27, 2008; (v) the Company agreed to provide U.S. Bank and the lenders with evidence that it has renewed its existing workers' compensation insurance policy or obtained a replacement, and (vi) the Company agreed to pay to U.S. Bank and the lenders a one-time forbearance fee in the aggregate amount of $25,000. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through November 21, 2008.

        On November 20, 2008, the Company entered into a First Amendment to the Second Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through December 5, 2008, so long as no additional Events of Default occur. The Company consented to the revision of certain additional covenants relating to the sale of its shares in Westaff (Australia) Pty Limited and Westaff NZ Limited, completed as of November 10, 2008. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through December 5, 2008.

        On December 3, 2008, the Company entered into a Second Amendment to the Second Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through December 19, 2008, so long as no additional Events of Default occur. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through December 19, 2008.

        The Company is currently outside its forbearance period and is in discussions with its banks in order to seek a waiver or continued forbearance in respect of the Event of Default. There can be no assurance that the Company will be able to obtain a waiver or continued forbearance or that such a waiver or continued forbearance would be on terms acceptable to the Company. If the Company is unable to obtain a waiver or continued forbearance and the lenders elect to pursue remedies under the Financing Agreement, such as limiting or terminating the Company's right to borrow under the Financing Agreement or electing not to renew letters of credit, it would have a material adverse effect on the Company's business, financial condition, results of operations, cash flows and ability to continue our operations as a going concern. Under these circumstances, and unless the pending merger with Koosharem is completed, we may be required to seek alternative transactions, raise additional capital and/or consider filing for bankruptcy protection. There can be no assurance that any alternative transactions and/or additional capital would be available to us in the current challenging economic environment.

        On August 25, 2008, the Company secured a $3.0 million subordinated loan facility with its principal stockholder, Delstaff, LLC. This facility may be used by the Company for working capital and general business purposes during the term of the facility. The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%). Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan. A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date (August 15, 2009) and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate and if principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest. The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the "Subordinated Collateral") of the Company. The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank. Borrowings in excess of $1.0 million require the Subordinated Lender approval. The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement. Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement. The outstanding loan balance at November 1, 2008 was $2.2 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance. Accrued and unpaid interest on this note at November 1, 2008 was $40,000. On January 7, 2009 and January 29, 2009, the Company was advanced a loan in an aggregate principal amount of $500,000 each for a total of an additional $1.0 million from DelStaff, LLC under the previously-announced loan agreement, dated as of August 25, 2008 (the "Subordinated Loan Agreement"), among DelStaff, LLC and the Borrowers.

        The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors. The note, matured on

August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The effective interest rate on November 1, 2008 was 11.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. U.S. Bank, which is the agent and a lender under our primary credit facility, has exercised its right to prohibit repayment of the note. Accrued and unpaid interest on this note at November 1, 2008 was $0.4 million and is included in accrued expenses in the Company's consolidated balance sheets.

        In addition, our former Australian subsidiary maintained a $12.0 million Australian dollar facility agreement with GE Capital that was due to expire in May 2009. As of November 1, 2008, our total borrowing capacity was $3.3 million, consisting of $1.5 million with U.S. Bank for our domestic operations and $1.8 million with GE Capital for our former Australian operations. On September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries and the sale was completed on November 10, 2008. In connection with the agreement, the Australian GE Capital debt was paid in full.

        We work to balance our worldwide cash needs through dividends from and loans to our international subsidiaries. These loans and dividends are limited by the cash availability and needs of each respective subsidiary, restrictions imposed by our senior secured debt facilities and, in some cases, statutory regulations of the subsidiary. The U.S. operations cannot directly draw on the excess borrowing availability of the Australian operations; however, we may request repayments on its intercompany loan to Australia, along with intercompany interest and royalties, although remittances from Australia may be limited by certain covenants under the terms of the Australia credit facility. The outstanding principal on the intercompany loan to Australia was approximately $3.6 million at November 1, 2008. An additional $1.1 million was outstanding from New Zealand to the U.S at November 1, 2008. On September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries at which time the debt was contributed to capital as an increase to the basis of the sale.

        We are responsible for and pay workers' compensation costs for our domestic temporary and regular employees and are self-insured for the deductible amount related to workers' compensation claims to a limit of $750,000 per claim for fiscal 2008 claims and $500,000 per claim for fiscal years 2007 and 2006. Typically, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash.

        For our 2008 policy year insurance program, we made cash premium payments totaling $4.2 million paid in equal monthly installments, which commenced on November 4, 2007, as compared to $4.8 million paid during fiscal year ended November 3, 2007. Cash payments for 2008 policy year claims will be paid directly by us up to our deductible which was increased from $500,000 per claim to $750,000 per claim for fiscal 2008 claims. As of November 1, 2008, we had outstanding $27.3 million of letters of credit and paid an additional $1.0 million in cash to secure all estimated outstanding obligations under our workers' compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. We will also make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

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

        We continue to evaluate other opportunities to further strengthen our financial position and improve our liquidity. For a discussion regarding going concern considerations, please see "Going Concern Considerations" above elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        The following summarizes our contractual cash obligations in future fiscal years (in millions) as of November 1, 2008:

	Payment Due by Period
Contractual Obligations	Total	Less than one fiscal year	1 to 3 fiscal years	4 to 5 fiscal years	More than 5 fiscal years
Operating leases	$5.5	$2.3	$3.2	$—	$—
Workers' compensation policy year 2009(3)	0.7	0.7	—	—	—
Promissory notes(2)	4.2	4.2	—	—	—
Capital leases—principal	0.8	0.6	0.2	—	—
Capital leases—interest	0.1	0.1	—	—	—
Discontinued operations—credit facilities(1)	4.6	4.6	—	—	—

Total Contractual Obligations	$15.9	$12.5	$3.4	$—	$—

(1)
The Australian dollar facility agreement (see Note 7) was set to expire in May 2009. The debt has been classified as current liabilities held for sale in the consolidated balance sheet as of November 1, 2008 due to the agreement to sell the Australia subsidiary which was entered into as of September 27, 2008. In connection with the agreement, Westaff (USA), Inc. repaid the debt in full subsequent to year end.

(2)
Payments under the promissory notes are subject to certain restrictions regarding borrowing capacity and compliance within our senior secured credit facilities.

(3)
Workers' compensation obligations through February 2009 reflect the minimum amount due for premiums only. We self insure for workers' compensation and pay claims as incurred.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure relates to interest rate risk. At November 1, 2008 our outstanding debt for the US and Australia reporting units under variable-rate interest borrowings was approximately $9.1 million. A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.2 million on an annual basis. Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet. We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

        We are exposed to foreign currency risk primarily due to our investments in foreign subsidiaries. Since the Company entered into a definitive agreement on September 27, 2008 to sell its Australia and New Zealand subsidiaries and the sale was not completed until November 10, 2008, there is a risk that the exchange rate will fluctuate and negatively impact the gain on the sale.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 1, 2008 (the end of the period covered by this report), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risks and controls that may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        Our management assessed the effectiveness of our internal control over financial reporting at November 1, 2008, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

        During each of the first three quarters of fiscal year 2008, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of a continuing material weakness relating to a lack of qualified resources within the accounting department as previously identified in our Quarterly Reports on Form 10-Q for the quarterly periods ended January 26, 2008, April 19, 2008 and July 12, 2008. These prior Quarterly Reports also identified several other weaknesses in our disclosure controls and procedures, which we believe have been remedied, including burdens placed on our existing accounting department by billing system implementation issues, since resolved, a delayed finalization of our fiscal year 2007 audit, since completed, and issues in completing account reconciliations on a timely basis, which the Company has since resolved.

        During the last quarter of fiscal year 2008, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The material weakness identified in each of the first three quarters of fiscal year 2008 relating to lack of qualified resources has been remedied. Effective June 16, 2008, the Company underwent a change in management, by hiring a new Chief Operating Officer and Chief Financial Officer, both with significant industry and Company experience. Effective September 22, 2008, a new Vice President, Controller was hired who brings relevant financial knowledge and expertise to the Company. Additionally, a Senior Accounting Manager with over 12 years of experience with the Company was promoted to manage the accounting department.

        With the hiring of key, experienced executive personnel, resolution of previously identified control weaknesses, and the strengthening of internal controls and procedures, Management believes the material weakness previously assessed in each of the first three quarters of fiscal year 2008 has been remediated and conclude that our internal control over financial reporting was effective as of November 1, 2008.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended November 1, 2008.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended November 1, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended November 1, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended November 1, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended November 1, 2008.

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

3.
Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit Number	Description
2.1	Share Sale Agreement dated September 27, 2008 by and between the Company and Humanis Blue Pty Limited.
2.1.1	Amendment Agreement to the Share Sale Agreement dated October 31, 2008 by and between the Company and Humanis Blue Pty Limited.
3.1.	Fifth Amended and Restated Certificate of Incorporation.(31)
3.2.4	Amended and Restated Bylaws, effective March 1, 2004.(6)
3.2.5	Amendments to the Company's Amended and Restated Bylaws.(16)
4.1.1	Form of Specimen Certificate for the Company's Common Stock.(2)
10.1.1	Form of Indemnification Agreement between the Company and the Officers and Key Employees of the Company.(1)
10.1.2	Governance Agreement dated as of April 30, 2007 by and among the Company, Michael T. Willis and W. Robert Stover.(18)
10.1.3	Amendment No. 1 to the Governance Agreement dated as of June 2007 by and among the Company and DelStaff, LLC.(31)
10.1.4	Amendment No. 2 to the Governance Agreement dated as of January 2008 by and among the Company and DelStaff, LLC.(31)
10.1.5	Resignation letter of Jack D. Samuelson dated August 17, 2007.(25)
10.2	Form of Indemnification Agreement between the Company and the Directors of the Company.(1)

Exhibit Number	Description
10.3.9	Addendum made the 26th day of January 2005 to agreement between Westaff (UK) Limited ("the Company") and Patricia M. Newman ("the Employee") supplemental to an agreement made as of the 1st day of December 1998 between the Company and the Employee, an addendum made as of the 4th day of February 1999 between the Company and the Employee, a letter dated the 3rd day of April 2001 from Bob Stover to Employee; and a memorandum dated the 23rd day of February 2004 between the Company and the Employee.(8)
10.3.9.1	Employment Agreement executed on April 7, 2005 between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(9)
10.3.9.2	Transition and Release Agreement dated as of April 30, 2007 by and among Westaff Support, Inc., Westaff, Inc. and Patricia M. Newman.(23)
10.3.9.3	Notice of Restricted Stock Award and Restricted Stock Agreement dated April 7, 2005.(9)
10.3.9.4	Notices of Grant of Stock Option dated April 7, 2005 (replaces Exhibit 10.3.9.3).(9)
10.3.9.5	First Amendment to Employment Agreement between Westaff, Inc., Westaff Support, Inc. and Patricia M. Newman.(10)
10.3.11.1	Employment Agreement dated as of February 20, 2001, by and between John P. Sanders and the Company.(11)
10.3.11.2	Key Employee Transition Compensation Plan, dated as of September 20, 2004, by and between John P. Sanders and the Company.(11)
10.3.11.3	First Amendment to Employment Contract executed on April 21, 2006, by and between John P. Sanders and the Company.(13)
10.3.11.4	Retention Agreement dated as of May 10, 2007 by and among Westaff, Inc., Westaff (USA), Inc., Westaff Support, Inc. and John P. Sanders.(23)
10.3.13.1	Employment Agreement dated as of November 28, 2006 by and between Jeffrey A. Elias and Westaff Support, Inc.(15)
10.3.13.2	Retention Agreement dated as of April 30, 2007 by and among Westaff, Inc., Westaff (USA), Inc., Westaff Support, Inc. and Jeffrey A. Elias.(23)
10.3.13.3	First Amendment to Employment Agreement by and between Jeffrey A. Elias and Westaff Support, Inc. dated as of August 1, 2007.(24)
10.3.13.4	Letter Agreement dated November 19, 2007 by and between Jeffrey A. Elias and the Company.(31)
10.3.13.5	Settlement Agreement and Release in Full dated June 2, 2008 by and between Jeffrey A. Elias and the Company.(33)
10.3.14.1	Employment Agreement dated as of August 14, 2006 by and between Westaff Support, Inc. and Eric Person.(15)
10.3.14.2	Addendum to Employment Contract by and between Westaff Support, Inc. and Eric Person dated as of April 12, 2007.(17)
10.3.14.3	Retention Agreement dated as of April 30, 2007 by and among Westaff, Inc., Westaff (USA), Inc., Westaff Support, Inc. and Peter Eric Person.(23)
10.3.15	Executive Employment Agreement dated as of June 1, 2007 by and between Michael T. Willis and the Company.(22)
10.3.15.1	First Amendment to Executive Employment Agreement Between Westaff Support, Inc., Westaff (USA), Inc. and Westaff, Inc. and Michael T. Willis effective as of June 1, 2007.(33)
10.3.16.1	Employment Offer Letter dated August 2, 2007, by and between Dawn Jaffray and the Company.(31)
10.3.16.2	Employment Contract dated as of August 2, 2007 by and between Westaff (USA), Inc./Westaff Support and Dawn Jaffray.(31)
10.3.17	Employment Contract dated as of August 27, 2007 by and between Westaff (USA) Inc./Westaff Support, Inc. and Phillip Bland.(26)

Exhibit Number	Description
10.3.18	Employment Agreement dated as of June 16, 2008 by and between Westaff Support, Inc. and Westaff (USA), Inc. and Stephen J. Russo.(34)
10.3.19	Employment Agreement dated as of June 16, 2008 by and between Westaff Support, Inc. and Westaff (USA), Inc. and Christa C. Leonard.(34)
10.3.20	Employment Offer Letter dated September 3, 2008 by and between Sean Wong and the Company.
10.3.20.1	Employment Contract dated as of September 22, 2008 by and between Westaff (USA), Inc./Westaff Support and Sean Wong.
10.7	Westaff, Inc. 1996 Stock Option/Stock Issuance Plan, as amended and restated.(7)
10.8.26	Amended and Restated Unsecured Subordinated Note dated May 17, 2002.(4)
10.8.28	Forbearance Agreement, Limited Waiver and Consent of Guarantors dated as of October 18, 2007 by and among the Company, General Electric Capital Corporation, and Bank of America, N.A.(27)
10.8	Financing Agreement dated as of February 14, 2008.(28)
10.8.29	First Amendment to Financing Agreement dated as of March 31, 2008.(28)
10.8.30	Continuing Guaranty (Parent Guarantor) dated as of February 14, 2008(28)
10.8.31	Continuing Guaranty (Subsidiaries) dated as of February 14, 2008.(28)
10.8.32	Security Agreement dated as of February 14, 2008.(28)
10.8.33	Stock Pledge Agreement dated as of February 14, 2008.(28)
10.8.34	Trademark Security Agreement dated as of February 14, 2008.(28)
10.8.35	Trademark Security Agreement dated as of February 14, 2008.(28)
10.8.36	Forbearance Agreement dated as of July 31, 2008 by and among the Company, U.S. Bank National Association and Wells Fargo Bank, National Association.(35)
10.8.37	Subordinated Loan Agreement entered into as of August 25, 2008.
10.8.38	Subordinated Revolving Note dated August 25, 2008.
10.8.39	Security Agreement dated August 25, 2008.
10.8.40	Amended and Restated Forbearance Agreement dated as of August 26, 2008 by and among the Company, U.S. Bank National Association and Wells Fargo Bank, National Association.(36)
10.8.41	Second Amended and Restated Forbearance Agreement dated as of September 30, 2008 by and among the Company, U.S. Bank National Association and Wells Fargo Bank, National Association.(37)
10.8.42	Share Sale Agreement dated September 27, 2008 by and between the Company and Humanis Blue Pty Limited.
10.8.43	Amendment Agreement to the Share Sale Agreement dated October 31, 2008 by and between the Company and Humanis Blue Pty Limited.
10.11	Westaff, Inc. Employee Stock Purchase Plan.(3)
10.11.3	International Employee Stock Purchase Plan.(3)
10.11.4	Westaff, Inc. Employee Stock Purchase Plan (as Amended and Restated July 26, 2006).(14)
10.11.5	Westaff, Inc. International Employee Stock Purchase Plan (as Amended and Restated July 26, 2006).(14)
10.11.6	Westaff, Inc. Employee Stock Purchase Plan (as Amended and Restated April 16, 2008).(28)
10.12	Westaff Key Employee Transition Compensation Plan.(7)
10.13	Form of Employment Contract with Certain Named Executive Officers.(3)
10.14.1	Westaff, Inc. 2006 Stock Incentive Plan.(12)
10.14.2	Westaff, Inc. 2006 Non-Employee Director Option Program.(12)
10.14.3	Form Notice of Stock Option Award and Stock Option Award Agreement.(12)
10.14.4	Form Notice of Non-Qualified Stock Option Award and Stock Option Award Agreement.(12)

Exhibit Number	Description
16.01	Letter dated May 15, 2007 regarding change in certifying accountant.(19)(20)(21)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
24.1	Power of Attorney (see signature page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(11)
Incorporated herein by reference to Exhibits 10.1 and 10.2 filed with the Company's Current Report on Form 8-K dated March 24, 2006.

(12)
Incorporated herein by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with the Company's Current Report on Form 8-K dated April 19, 2006.

(13)
Incorporated herein by reference to Exhibits 10.1 filed with the Company's Current Report on Form 8-K dated April 21, 2006.

(14)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006.

(15)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended January 20, 2007.

(16)
Incorporated herein by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K dated April 12, 2007.

(17)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated April 12, 2007.

(18)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated April 30, 2007.

(19)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Current Report on Form 8-K dated May 9, 2007.

(20)
Incorporated herein by reference to Exhibit 16.01 filed with the Company's Current Report on Form 8-K/A dated May 17, 2007.

(21)
Incorporated herein by reference to Exhibit 16.01 filed with the Company's Current Report on Form 8-K/A dated May 24, 2007.

(22)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 29, 2007.

(23)
Incorporated herein by reference to Exhibit 10.3.9, 10.3.11, 10.3.13 and 10.3.14 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 7, 2007.

(24)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 1, 2007.

(25)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 15, 2007 and the Company's Current Report on Form 8-K/A dated August 15, 2007.

(29)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 27, 2007.

(30)
Incorporated herein by reference to Exhibit 10.8.20.11 filed with the Company's Current Report on Form 8-K dated October 18, 2007.

(31)
Incorporated herein by reference to the exhibits with the same numbers filed with the Company's Annual Report on Form 10-K for the fiscal year ended November 3, 2007.

(32)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 19, 2008.

(33)
Incorporated herein by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 12, 2008.

(34)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated June 16, 2008.

(35)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated July 31, 2008.

(36)
Incorporated herein by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 27, 2008.

(37)
Incorporated hereby by reference to Exhibit 10.1 filed with the Company's Current Report on Form 8-K dated September 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Westaff, Inc.
Walnut Creek, California

        We have audited the accompanying consolidated balance sheets of Westaff, Inc. (the "Company") as of November 1, 2008 and November 3, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westaff, Inc. as of November 1, 2008 and November 3, 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

        We also have audited the reclassification to the consolidated statement of operations for the year ended October 28, 2006 related to certain bank charges from selling and administrative expenses to interest expense, as described in Note 1. We have also audited the reclassifications to the related consolidated statement of operations for the year ended October 28, 2006 for the retrospective reporting of discontinued operations as described in Note 5. In our opinion, such reclassifications are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2006 financial statements of the Company referred to above other than with respect to the reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2006 financial statements taken as a whole. The reclassifications had no effect on net income (loss) or earnings (loss) per share.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, is out of compliance with its bank covenants and may be unable to obtain an extension of its workers compensation policy, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
February 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Westaff, Inc.

        We have audited, before the effects of (i) the retrospective adjustments for the discontinued operations discussed in Note 5 to the consolidated financial statements and (ii) the reclassifications related to interest expense described in Note 1 to the consolidated financial statements, the consolidated statements of operations, stockholders' equity, and cash flows of Westaff, Inc. and subsidiaries (the "Company") for the year ended October 28, 2006 (the 2006 consolidated financial statements before the effects of the retrospective adjustments for the discontinued operations and the reclassifications to the consolidated financial statements are not presented herein) . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2006 consolidated financial statements, before the effects of (i) the retrospective adjustments for the discontinued operations discussed in Note 5 to the consolidated financial statements and (ii) the reclassifications related to interest expense described in Note 1 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Westaff, Inc. and subsidiaries for the year ended October 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 4 and 12 to the consolidated financial statements, effective October 30, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We were not engaged to audit, review, or apply any procedures to (i) the retrospective adjustments for the discontinued operations discussed in Note 5 to the consolidated financial statements and (ii) the reclassifications related to interest expense described in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments for the discontinued operations and reclassifications of interest expense are appropriate and have been properly applied. Those retrospective adjustments for the discontinued operations and the reclassifications of interest expense were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP
Oakland, California
January 26, 2007

Westaff, Inc.

Consolidated Balance Sheets

	November 1, 2008	November 3, 2007
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$86	$3,277
Restricted cash	5,048	—
Trade accounts receivable, less allowance for doubtful accounts of $979 and $1,274	35,812	76,098
Deferred income taxes	—	9,688
Prepaid expenses	1,845	4,059
Other current assets	1,733	1,833
Current assets held for sale	13,930	—

Total current assets	58,454	94,955
Property and equipment, net	9,583	16,186
Deferred income taxes	—	12,076
Goodwill	—	12,628
Intangible assets	3,504	3,695
Other long-term assets	1,923	1,752
Long term assets held for sale	1,527	—

Total assets	$74,991	$141,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowing under revolving credit facilities	$—	$6,837
Current portion of capital lease obligations	587	544
Notes payable to related parties	4,150	2,000
Accounts payable	1,431	2,226
Accrued expenses	16,499	34,147
Short-term portion of workers compensation obligation	7,975	9,897
Income taxes payable	379	113
Current liabilities held for sale	8,956	—

Total current liabilities	39,977	55,764
Long-term capital lease obligations	165	752
Long-term portion of workers compensation obligation	15,300	16,000
Other long-term liabilities	805	2,881
Long-term liabilities held for sale	125	—

Total liabilities	56,372	75,397

Commitments and contingencies (Notes 4, 10 and 16)
Stockholders' equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding: 16,697,010 at November 1, 2008 and November 3, 2007	167	167
Additional paid-in capital	39,727	39,561
Retained earnings (accumulated deficit)	(21,943)	24,355
Accumulated other comprehensive income	668	1,812

Total stockholders' equity	18,619	65,895

Total liabilities and stockholders' equity	$74,991	$141,292

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands, except per share amounts)
Revenue	$324,495	$439,822	$482,153
Costs of services	265,840	360,414	397,336

Gross profit	58,655	79,408	84,817
Franchise agents' share of gross profit	14,313	17,357	18,157
Selling and administrative expenses	52,575	61,291	59,106
Impairment of goodwill and intangibles	11,540	—	—
Restructuring expense (benefit)	(84)	3,111	—
Depreciation and amortization	5,212	3,149	4,177

Operating (loss) income from continuing operations	(24,901)	(5,500)	3,377
Interest expense	2,465	2,414	1,965
Interest income	(140)	(138)	(93)

Income (loss) from continuing operations before taxes	(27,226)	(7,776)	1,505
Income tax expense (benefit)	19,824	(3,469)	84

Income (loss) from continuing operations	(47,050)	(4,307)	1,421
Discontinued operations:
Income from discontinued operations	382	2,373	1,698
Gain on sale, net of income taxes of $1,312	370	—	—

Total income from discontinued operations, net of income taxes	752	2,373	1,698

Net (loss) income	$(46,298)	$(1,934)	$3,119

(Loss) earnings per share:
Continuing operations—basic and diluted	$(2.82)	$(0.26)	$0.09

Discontinued operations—basic and diluted	$0.05	$0.14	$0.10

(Loss) earnings per share:
Basic and diluted	$(2.77)	$(0.12)	$0.19

Weighted average shares outstanding—basic	16,697	16,625	16,454

Weighted average shares outstanding—diluted	16,697	16,625	16,526

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Stockholders' Equity

	Common stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings		Deferred stock compensation
	Shares	Amount					Total
	(In thousands)
Balance at October 29,2005	16,378	$164	$37,803	$24,151	$(443)	$(54)	$61,621
Comprehensive income:
Net income	—	—	—	3,119	—	—
Currency translation adjustments	—	—	—	—	399	—

Total comprehensive income							3,518

Reclassification of deferred stock
compensation	—	—	(54)	—	—	54	—
Stock issued under employee
stock plans	184	2	563	—	—	—	565
Tax benefits from employee stock
plans	—	—	45	—	—	—	45
Share-based compensation	—	—	260	—	—	—	260

Balance at October 28, 2006	16,562	$166	$38,617	$27,270	$(44)	$—	$66,009
Cumulative effect of adjustment from the adoption of SAB No. 108, net of tax (Note 2)	—	—	—	(981)	—	—	(981)
Comprehensive income:
Net loss	—	—	—	(1,934)	—	—
Currency translation adjustments	—	—	—	—	1,856	—

Total comprehensive loss							(78)

Stock issued under employee
stock plans (net of 204 shares used in cashless exercise)	135	1	350	—	—	—	351
Other	—	—	(8)		—	—	(8)
Share-based compensation	—	—	602	—	—	—	602

Balance at November 3, 2007	16,697	$167	$39,561	$24,355	$1,812	$—	$65,895
Comprehensive income:
Net loss	—	—	—	(46,298)	—	—
Currency translation adjustments	—	—	—	—	(1,144)	—

Total comprehensive loss							(47,442)

Other	—	—	(9)	—	—	—	(9)
Share-based compensation	—	—	175	—	—	—	175

Balance at November 1, 2008	16,697	$167	$39,727	$(21,943)	$668	$—	$18,619

See accompanying notes to consolidated financial statements.

Westaff, Inc.

Consolidated Statements of Cash Flow

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(46,298)	$(1,934)	3,119
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	21,388	(4,071)	(1,174)
Impairment of goodwill and intangibles	11,743	—	—
Depreciation and amortization	5,810	3,954	4,811
Stock-based compensation	175	602	260
Tax benefits from employee stock plans	—	—	21
Provision for losses on doubtful accounts	859	964	192
Note receivable bad debts	42	110	—
Amortization of deferred gain on sale-leaseback	(744)	(759)	(745)
Amortization of debt issuance costs	659	284	370
Gain on sale of discontinued operations, net of income taxes	(370)	—	—
Amortization of deferred gain from sales of affiliate operations	(618)	(146)	(305)
Loss on sale or disposal of assets	130	141	13
Other	—	(11)	—
Changes in assets and liabilities:
Trade accounts receivable	21,165	3,043	7,480
Other assets	757	1,820	(1,675)
Accounts payable and accrued expenses	(11,233)	(620)	(1,699)
Income taxes payable	(971)	(999)	277
Other liabilities	(1,134)	518	2,285

Net cash provided by operating activities	1,360	2,896	13,230

Cash flows from investing activities
Capital expenditures	(628)	(4,093)	(5,070)
Payments for the purchase of affiliate operations	—	—	(3,893)
Proceeds from sales of affiliate operations	—	—	161
Proceeds from sale of discontinued operations, net of cash acquired by purchaser of $1,104	5,375	—	—
Expenses related to sale of discontinued operations	(240)	—	—
Payments received on notes	154	402	—
Issuance of notes receivable	(100)	(311)	—
Payments for intangibles and other	—	(291)	—
Other, net	74	(44)	(317)

Net cash provided (used) by investing activities	4,635	(4,337)	(9,119)

Cash flows from financing activities
Restricted cash under line of credit	(5,048)	—	—
Net borrowings (repayments) under line of credit agreements	(525)	1,146	(3,872)
Principal payments on capital lease obligations	(544)	(400)	(339)
Payment of debt issuance costs	(1,381)	(209)	(22)
Proceeds from notes payable	2,150	—	—
Proceeds from the issuance of common stock	—	351	565
Excess tax benefits from stock based compensation	—	—	24

Net cash provided (used) by financing activities	(5,348)	888	(3,644)

Effect of exchange rate changes on cash	202	285	64

Net change in cash included in assets held for sale at end of year	(4,040)	—	—

Net change in cash and cash equivalents	(3,191)	(268)	531
Cash and cash equivalents at beginning of year	3,277	3,545	3,014

Cash and cash equivalents at end of year	$86	$3,277	$3,545

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,739	$2,184	$1,996
Income taxes paid, net	1,328	1,274	1,189
Supplemental schedule of noncash investing and
financing activities:
Accounts payable for capital expenditures	$—	158	501
Marketable security payment	(74)	44	595
Equipment purchased with capital leases	—	518	—

See accompanying notes to consolidated financial statements

Westaff, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

        Westaff, Inc. (the Parent), a Delaware corporation, and its domestic and foreign subsidiaries (together, the Company) provide staffing services in the United States, Australia and New Zealand. The consolidated financial statements include the accounts of the Parent and its domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

  Translation of foreign currencies

        The functional currency for each of the Company's foreign operations is the applicable local currency. All assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at exchange rates as of the date of the balance sheet and all revenue and expense accounts are translated using weighted average exchange rates for the periods presented. Translation adjustments and gains or losses on intercompany loans that are of a long-term investment nature are included as a separate component of stockholders' equity. Aggregate transaction gains (losses) included in determining net income were ($1,701,000), $185,000 and ($9,000) for fiscal years 2008, 2007 and 2006, respectively, and are included in selling and administrative expenses. On September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries. Due to the impending sale of the Australia and New Zealand subsidiaries, settlement of the intercompany loans is anticipated in the foreseeable future. Accordingly, the Company recorded a transaction loss which is included in selling and administrative expenses in the amount of $1.5 million on the foreign note receivable during the fiscal year ended November 1, 2008.

  Discontinued operations and assets held for sale

        On March 31, 2008, the Company sold its United Kingdom (U.K.) operations and related subsidiary. See Note 5. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the discontinued operations are separately stated in the accompanying consolidated statements of operations for the fiscal year ended November 1, 2008 and all prior years. The assets and liabilities of the discontinued U.K. operations have not been reclassified in the accompanying consolidated balance sheets and related notes as of November 3, 2007. The cash flows from discontinued operations are not separately classified in the Company's consolidated statements of cash flows.

        On September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries (See Note 5 and Note 19). The sale was completed on November 10, 2008. In accordance with SFAS 144, a component of an entity that has been disposed of or held for sale is considered a discontinued operation. Accordingly, the Company has reflected the results of these subsidiaries as discontinued operations in the consolidated statement of operations for all years presented and assets and liabilities as of November 1, 2008 are shown in the balance sheet as held for sale. The cash flows from discontinued operations are not separately classified in the Company's consolidated statements of cash flows.

        Asset and liability balances as of November 3, 2007 and the statement of operations for the fiscal years ended 2008, 2007, and 2006 pertaining to the United Kingdom, Australia, and New Zealand subsidiaries are set forth in Note 5.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation (Continued)

  Reclassifications

        Accounts receivable as originally reported on the November 3, 2007 balance sheet have been increased by $962,000 to reflect unbilled amounts to customers related to services performed in the United Kingdom previously included in prepaid expenses. The Company's policy is to record as trade accounts receivables the amounts earned for the final week of the period but not billed to customers.

        The Company has included as part of interest expense certain amounts paid to financial institutions for letters of credit issued to the Company's insurance carrier to secure liabilities reflected on the balance sheet. These costs are charged based on a percentage of the outstanding letters of credit. These costs during the fiscal year 2006 that were originally classified as selling and administrative expenses have been reclassified to interest expense to conform to the fiscal year 2008 and 2007 presentations. The reclassifications had no change to net income or earnings per share and are shown below:

	Fiscal Year Ended
	October 28, 2006
	As originally reported as adjusted for discontinued operations	As reclassified	Change
	(In thousands)
Selling and administrative expenses	60,190	59,106	(1,084)
Operating income
from continuing operations	2,293	3,377	1,084
Interest expense	881	1,965	1,084
Net income	3,119	3,119	—

  Going concern considerations

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from this uncertainty. Through November 1, 2008, the Company has experienced significant loss of revenue in its domestic business operations, continues to experience operating losses, and continues to be in default of certain covenants in its lending agreements with U.S. Bank. The Company's primary credit facility is a financing agreement that the Company has (through its wholly-owned subsidiary Westaff (USA), Inc.) with U.S. Bank National Association ("U.S. Bank"), as agent for itself and Wells Fargo Bank, National Association ("Wells Fargo"), as lenders, which provides for a five-year revolving credit facility (the "Financing Agreement"). As discussed in Note 7 the Company is currently in default under certain covenants of the Financing Agreement and has entered into a Forbearance Agreement with U.S. Bank and Wells Fargo that provides for a forbearance period ending on December 19, 2008. While the Company is negotiating with its lenders for a waiver or continued forbearance in respect of this default, there can be no assurances that a waiver or continued forbearance can be obtained. If the Company is unable to obtain a waiver or continued forbearance from U.S. Bank on acceptable terms, the Company may be unable to access the funds necessary for its liquidity requirements or may be unable to obtain letters of credit under the facility needed for the Company to obtain workers' compensation insurance.

        These liquidity issues raise substantial doubt about whether the Company will continue as a going concern. The Company has been in communication with its lender as to the steps it needs to take to

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation (Continued)

resolve this situation, but there can be no assurance that the lender will waive the Company's noncompliance with any one or more of the loan covenants. The Company's ability to continue as a going concern is dependent on the Company's ability to comply with the loan covenants and the lender's willingness to waive any noncompliance with such covenants.

        In response to the continued default, the Company secured a $3.0 million subordinated loan facility on August 25, 2008. The Company has used $2.2 million of this facility as of November 1, 2008 for their working capital and general business purposes.

        The Company has extended its workers' compensation insurance through April 1, 2009 which required $1.0 million in cash collateral as of November 1, 2008 and $0.3 million to be paid by February 28, 2009. In addition, the letter of credit supporting the workers' compensation insurance expires on February 28, 2009 and the insurance carrier has received a notice of non-renewal from the issuing Bank. The forbearance agreement expired on December 19, 2008 and has not been extended. Among other things, the Company has responded to these issues by reducing its headcount by approximately 60 positions in the corporate and field offices during fiscal year 2008 and 66 positions in the first quarter of fiscal year 2009. This was accomplished by a combination of attrition and a planned reduction in force. Total severance amounts paid in fiscal year 2008 were immaterial and are included as part of selling and administrative expenses. The Company continues to look and act on additional cost savings measures within the organization while it is exploring alternative financing arrangements and strategic partnering alternatives. See Note 19.

2. Adoption of Recent Pronouncements

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

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Adoption of Recent Pronouncements (Continued)

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

  •
  Overstatement of software maintenance expense due to an overaccrual of software maintenance costs of $32,000, net of tax, per year in fiscal years 2005 and 2006.

  •
  Costs related to services performed for a specific customer were erroneously accrued in 2005 and 2006 based on total business with that customer and not in accordance with the terms of the contract. The amount of erroneously accrued costs for those years resulted in an overstatement of expense of $35,000, net of tax.

        During the first quarter of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective November 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. The Company performed evaluations for the tax years ended 2007, 2006, 2005 and 2004, which were subject to examination by tax authorities, as well as the tax positions presented in the current year financial statements. During the current year the Company determined it had $0.9 million of uncertain tax positions. Of this amount, $0.3 million was recorded as a liability in its financial statements as of November 1, 2008.

        Upon implementation of FIN 48, the Company adopted a methodology for recognition of interest and penalties accruals related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at November 1, 2008 as any amounts are immaterial.

3. Out of Period Adjustment

        During the second quarter of fiscal year 2008, the Company recorded $0.9 million in depreciation expense and accumulated depreciation, relating to assets purchased prior to fiscal year 2004, which should have been depreciated over a 4 year period. The depreciation expense and accumulated

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Out of Period Adjustment (Continued)

depreciation, however, were not previously recorded. The Company reviewed this additional expense and considered the impact of the adjustment under Staff Accounting Bulletin No. 99 "Materiality". The Company concluded that reporting the $0.9 million as an adjustment to current period depreciation expense and accumulated depreciation is not material to the current fiscal year 2008 or prior fiscal years.

4. Summary of Significant Accounting Policies

  Fiscal year

        The Company's fiscal year ends on the Saturday nearest the end of October and consists of either 52 or 53 weeks. The fiscal year ended November 1, 2008 consisted of 52 weeks while the fiscal year ended November 3, 2007 consisted of 53 weeks. For interim reporting purposes, the first three fiscal quarters are comprised of 12 weeks each while the fourth fiscal quarter consists of 16 or 17 weeks.

  Accounting estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the Company's financial statements include allowance for doubtful accounts, valuation of intangible assets, workers' compensation liabilities and income taxes.

  Fair value of financial instruments

        The carrying amounts of cash, accounts receivable, accounts payable and all other accrued expenses approximate fair value at November 1, 2008 and November 3, 2007 because of the short maturity of these items. The fair value of the Company's debt with U.S. Bank, DelStaff LLC and GE Capital (See Note 7) approximates the carrying value due to the stated rates in these instruments approximating the fair value and the value of the collateral underlying these loans. The fair value of the Company's outstanding debt with its former Chairman of the Board of Directors is likely to be less than the carrying value, but the Company is not readily able to estimate the fair value since the note is in default and resolution is uncertain.

  Cash and cash equivalents

        The Company considers all investments with maturities at purchase of three months or less to be cash equivalents.

  Restricted cash

        As of November 1, 2008, the cash proceeds of $5.0 million from the sale of the U.K. operations was held as collateral for U.S. Bank related to the Financing Agreement, as described in Note 7.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Summary of Significant Accounting Policies (Continued)

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

  Revenue recognition

        Revenue from the sale of services is recognized at the time the service is performed. The Company maintains an allowance for doubtful accounts on accounts receivable for projected estimated losses. The Company also reserves for billing adjustments, principally associated with overbillings and client disputes, made after year end that relate to services performed during the fiscal year. The estimates are determined based on historical billing adjustment data as a percent of sales. The Company's revenue is derived from Company-owned operations and affiliate operations, which consist of franchise agents. Our service offerings are focused primarily on placing clerical/administrative and light industrial personnel into both temporary and permanent positions. Temporary personnel placement as a percent of revenue was 95.4%, 95.8% and 95.8% during fiscal years 2008, 2007 and 2006, respectively.

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

        The franchise agent acts as the Company's agent and local business representative in a similar manner as a branch manager in Company-owned locations. In the franchise arrangement, all advertising, signage, invoices and correspondence with the customer are in the Company's name. The Company has the direct contractual relationships with its customers and contracts with customers are binding to the Company. The Company is also the employer of all temporary employees in the franchise agents' operations and, as such, is obligated for the temporary employee payroll and related payroll taxes regardless of customer acceptance of the temporary labor services. These factors, among others, designate the Company as principal with respect to its franchise agent operations. Franchise agents' sales represented 40.1%, 35.8% and 35.1% of the Company's total revenue for fiscal 2008, 2007 and 2006, respectively. Franchise agents' share of gross profit represents the net distribution paid to the franchise agent for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

        The Company also previously had a licensing program which was discontinued in fiscal 2007 whereby the licensee had the direct contractual relationships with the customers, held title to the related customer receivables and was the legal employer of the temporary employees. Accordingly, sales and costs of services generated by the license operation are not included in the Company's consolidated financial statements. The Company advanced funds to the licensee for payroll, payroll taxes, insurance

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Summary of Significant Accounting Policies (Continued)

and other related items. Fees are paid to the Company based either on a percentage of sales or gross profit generated by the licensee and such license fees are recorded by the Company as license fees and included in revenue. Advances to the licensee were secured by a pledge of the licensee's trade receivables, tangible and intangible assets and the license agreement. Advances due from the licensee bear interest at prime plus two percent but only to the extent the aggregate advances exceed the amount of qualified trade receivables securing the outstanding advances. The licensee had no pledged trade receivables at November 1, 2008 and November 3, 2007 as collateral for such advances. Sales generated by licensed offices (and excluded from the Company's revenue) were $0.7 million and $2.4 million for fiscal 2007 and 2006, respectively. There were no sales generated by licensed offices in fiscal 2008.

        The Company has the contractual right to charge an initial franchise or license fee that encompasses start-up supplies and material and training. The Company has not charged or collected such fees during the fiscal years ended 2007 and 2006 and there was no recorded fee income of this type included in the Consolidated Statements of Operations for those years. However, in fiscal year 2008 an initial franchise fee was recorded for the new franchise office opened in Madison, Wisconsin. The recorded fee was not material to the financial statements.

  Accounts receivable and allowance for doubtful accounts

        The Company records an allowance for doubtful accounts based on historical experience. The Company provides allowances for estimated credit losses and billing adjustments at a level deemed appropriate to adequately provide for known and inherent risks related to such amounts. The allowances are based on reviews of its history of losses, adjustments, current economic conditions and other factors that warrant consideration in estimating potential losses including known information specific to each customer. A summary of changes in the reserve for fiscal years 2008, 2007 and 2006 is as follows:

Fiscal Year Ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance before adjustment for Assets Held for Sale	Assets Held for Sale at End of Year	Balance at End of Year
	(In thousands)
November 1, 2008	$1,274	859	1,134	999	20	$979
November 3, 2007	$811	964	501	1,274	—	$1,274
October 28, 2006	$997	192	378	811	—	$811

        While management uses the best information available in making its determination, the ultimate recovery of recorded amounts is also dependent on future economic and other conditions that may be beyond management's control.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Summary of Significant Accounting Policies (Continued)

  Property, plant and equipment

        Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which are generally three to four years for computer hardware and software, and three to seven years for furniture, equipment and fixtures. Major improvements to leased office space are capitalized and amortized over the shorter of their useful lives or the terms of the leases, generally three years. The Company capitalizes internal and external costs incurred in connection with developing or obtaining internal use software in accordance with Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

        Property, plant and equipment consists of the following:

	November 1, 2008	November 3, 2007
	(In thousands)
Computer hardware and software	$40,659	$41,534
Computer equipment under capital lease	3,291	3,292
Equipment, furniture and fixtures	7,601	16,389

	51,551	61,215
Less accumulated depreciation and amortization	(41,968)	(45,029)

	$9,583	$16,186

        The November 1, 2008 balances exclude assets held for sale. See Note 5. Included in computer hardware and software at November 3, 2007 is construction in process for information management systems of $6.0 million related to our billing and temporary payroll system which was placed in service and commenced depreciation in the first quarter of fiscal 2008.

        Depreciation and amortization expense from continuing operations was $5.2 million, $3.1 million and $4.2 million for fiscal years 2008, 2007 and 2006, respectively. Amortization of capital leased equipment included in depreciation expense was $491,000 for fiscal 2008, $417,000 for fiscal 2007 and $329,000 for fiscal 2006.

  Goodwill and intangible assets

        The Company follows the provision of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are evaluated for impairment at a reporting unit level by applying a fair value based test. The primary other identifiable intangible assets of the Company with indefinite lives are reacquired franchise rights. The Company determined its reporting units as its operating segments under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

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

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Summary of Significant Accounting Policies (Continued)

        During the third quarter of fiscal 2008 the Company determined that there were impairment indicators present and performed an impairment evaluation. This resulted in the full impairment of the Domestic Business Services goodwill of $11.4 million and the impairment of the indefinite life intangible assets of $0.2 million. In the fourth quarter of fiscal 2008, the Company impaired its Australia goodwill by $0.2 million. See Note 6. No impairment was identified during fiscal 2007 and 2006.

  Long-lived assets

        The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's primary long-lived assets are property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges were recorded in fiscal years 2008, 2007, or 2006 related to the Company's property and equipment.

  Workers' compensation

        Domestically, the Company is responsible for and pays workers' compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers' compensation claims to a limit of $750,000 per claim for policy year 2008, and $500,000 for policy years 2007 and 2006. The Company accrues the estimated costs of workers' compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and may adjust the accruals based on the results of the valuations. As of November 1, 2008 and November 3, 2007 the workers' compensation liability estimates were $23.3 million and $25.9 million, respectively, of which $15.3 million at November 1, 2008 and $16.0 million at November 3, 2007 are included in other long-term liabilities on each of the respective balance sheets for obligations that are not expected to be paid in the following fiscal year.

        Periodically, the terms of the agreement with our workers compensation insurance carrier are renegotiated. The insurance carrier requires the Company to collateralize its recorded obligations under the workers' compensation insurance contracts with Travelers Indemnity Company through the use of irrevocable letters of credit, surety bonds or cash. As of November 1, 2008, the Company had $27.3 million of letters of credit and had paid $1.0 million in cash securing its domestic workers' compensation obligations. The Company has extended the coverage through April 1, 2009 and will pay $0.3 million in cash collateral. The carrier was notified on January 28, 2009 that the letters of credit issued in favor of the carrier that expire on February 28, 2009 would not be renewed. There is no assurance that the letters of credit will be further renewed or extended. The Company also maintains a certificate of deposit in the amount of $0.6 to secure its obligation in the state of Washington.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Summary of Significant Accounting Policies (Continued)

  Recruiting promotion and advertising costs

        The Company expenses recruiting promotion and advertising costs as incurred or when the related campaign commences. The Company spent $1.5 million, $2.9 million, and $2.0 million on advertising and promotion during fiscal years 2008, 2007, and 2006, respectively.

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

  Accounting for stock-based compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123(R)). The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award.

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

  Recent accounting pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation Number (FIN) 48, "Accounting for Income Tax Uncertainties." FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. FIN 48 provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Summary of Significant Accounting Policies (Continued)

amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company adopted FIN 48 during the first quarter of fiscal 2008. See Note 2.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its operating results and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company is evaluating the impact, if any, the adoption of SFAS No. 159 will have on its operating results and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (an Amendment of ARB 51). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of operations, of the amounts of consolidated net income (loss) attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160.

5. Assets Held for Sale and Results of Discontinued Operations

        In March 2008, the Company sold its former United Kingdom operations and related subsidiary to Fortis Recruitment Group Limited, a recruiting and staffing company headquartered in England, for cash payments of $6.3 million, net of transaction costs of $0.2 million. In the second quarter of fiscal 2008 the Company recorded a pre-tax gain of $2.0 million ($1.2 million net of tax). During the third quarter of fiscal year 2008, the Company reduced the gain on the sale by about $0.3 million ($0.2 million net of tax) as a result of an amendment to the original sales agreement to forgive Fortis Recruitment Group Limited of various payables and royalties due to Westaff in lieu of agreeing to any working capital adjustments. During the fourth quarter of fiscal year 2008, the Company further

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Assets Held for Sale and Results of Discontinued Operations (Continued)

updated its gain calculation which still resulted in a pre-tax gain of $1.7 million but was $0.4 million net of tax. The reason for the change is that during the fourth quarter of fiscal 2008 the Company entered into an agreement to dispose of its two remaining foreign subsidiaries and it does not have any immediate plans to generate foreign source income in the foreseeable future. As a result, the Company determined it will likely not take the foreign tax credit in its income tax return for fiscal 2008 but rather will deduct the related foreign tax expenses in computing taxable income. In accordance with FASB Statement No. 144, the Company has reflected the results of the United Kingdom operations as discontinued operations for all years presented on the consolidated statements of operations.

        On September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries to Humanis Blue Pty Ltd, an Australian company. The sale was completed on November 10, 2008. See Note 19. In accordance with FASB Statement No. 144, the Company reclassified the consolidated balance sheets as of November 1, 2008 to show the assets and liabilities of these subsidiaries as held for sale. The Company also reclassified the consolidated statements of operations for all years presented to show the results of these reportable operating segments as discontinued operations.

        Summarized financial data on discontinued operations is as follows:

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands)
Revenue	$126,109	$148,894	$132,797
Operating income from discontinued operations	855	2,790	2,252
Less: Income taxes and net interest expense	473	417	554

Income from discontinued operations, net of tax	382	2,373	1,698
Gain on sale, net of taxes of $1,312	370	—	—

Total income from discontinued operations, net of tax	$752	$2,373	$1,698

	November 1, 2008	November 3, 2007(1)
Cash and cash equivalents	4,040	$3,164
Trade accounts receivable, net	9,176	22,799
Prepaid expenses	291	1,226
Property and equipment, net	666	2,007
Other assets	1,284	2,052

Assets of discontinued operations	$15,457	$31,248

Notes payable	4,578	$5,241
Accounts payable	208	372
Accrued payroll and expenses	2,873	6,516
Other liabilities	1,422	4,668

Liabilities of discontinued operations	$9,081	$16,797

(1)
These balances have not been reclassified as Held for Sale on the November 3, 2007 balance sheet.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangibles

        The Company's goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The primary other identifiable intangible assets of the Company with indefinite lives are reacquired franchise rights. These assets are not amortized but rather tested for impairment at least annually by applying a fair-value based test in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This test is generally performed by the Company during its fourth fiscal quarter or more frequently if the Company believes impairment indicators are present. The Company determined its reporting units to be the same as its operating segments under SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". See Note 17.

        During the Company's second quarter of fiscal 2008, several factors led management to consider whether its goodwill and other intangibles might be impaired. These factors included three possible indicators of impairment, including: a) a decline in the market capitalization of the company to a level below the book carrying value of its equity; 2) the sale of its U.K. subsidiary below the fair value as determined at September 1, 2007; and 3) unexpected revenue declines for its U.S. domestic reporting unit through the end of its second fiscal quarter. As a result of these conditions, the Company performed the first step in the impairment test required by SFAS 142 which compares the fair value of a reporting unit to its carrying value, including goodwill and intangibles and concluded that the fair value of its US Domestic Reporting Unit exceeded the carrying value and market capitalization which indicated that the Company's goodwill was not impaired. Therefore the Company did not perform the second step of the impairment test and no impairment charge was recorded in the second quarter of fiscal 2008. In light of the continued decline in revenue and market capitalization for Westaff, the Company determined that an interim impairment test was again necessary during the third quarter of fiscal 2008.

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

        Based on the impairment evaluation at the end of the third quarter 2008, it was determined that the indefinite life franchise right intangible was impaired by $171,000. Such an impairment charge was measured in accordance with SFAS 142 as the excess of the carrying value over the fair value of the asset.

        After completing the intangible asset impairments, the Company compared the fair value of the US Domestic Business Services reporting unit to its carrying value and determined that the reporting unit was impaired. Upon completion of step two of the impairment test, the Company recorded a goodwill impairment of $11.4 million in relation to its U.S. Domestic Business Services reporting unit. The fair value of the Australia and New Zealand reporting units were greater than the net book value and accordingly, no second step was required. The Company's impairment evaluations were performed

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangibles (Continued)

by management. The evaluations for other goodwill and other intangible assets included reasonable and supportable assumptions and projections and were based on estimates of projected future cash flows.

        Given the continued decline in revenues, the Company in the fourth quarter of fiscal 2008 again performed an impairment test under SFAS 142 for its indefinite life franchise right intangibles and Australia goodwill. As a result, goodwill of the Australia subsidiary was impaired by $0.2 million. No material impairment was recognized on the indefinite life franchise right intangibles.

        The goodwill and intangible assets impairment charge is non-cash in nature and does not affect the Company's liquidity, cash flows from operating activities, or debt covenants, or have any impact on future operations. No impairment was identified in fiscal years 2007 and 2006.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangibles (Continued)

        The following tables show the change to goodwill and intangible assets during fiscal 2007 and 2008:

	Gross goodwill and intangible assets
	Year End October 28, 2006	2007 Additions	Impairments 2007	Year End November 3, 2007	Accumulated Amortization	Effects of Foreign Currency	Reclass to Assets Held for Sale	Net Amount
	(In thousands)
Domestic Business Services amortized intangible assets—Non-compete agreements	$174	$3	$—	$177	$(140)	$—	$—	$37
Domestic Business Services indefinite life intangible assets—Franchise rights	3,370	288	—	3,658	—	—	—	3,658

Total intangible assets	3,544	291		3,835	(140)	—		3,695
Domestic Business Services goodwill	11,369	—	—	11,369	—	—	—	11,369
Australia goodwill	998	—	—	998	—	261	—	1,259

Total goodwill	12,367	—	—	12,367	—	261	—	12,628

Total goodwill and intangible assets	$15,911	$291	$—	$16,202	$(140)	$261	$—	$16,323

	Gross goodwill and intangible assets
	Year End November 3, 2007	2008 Additions	Impairments 2008	Year End November 1, 2008	Accumulated Amortization	Effects of Foreign Currency	Reclass to Assets Held for Sale	Net Amount
	(In thousands)
Domestic Business Services amortized intangible assets—Non-compete agreements	$177	$—	$—	$177	$(160)	$—	$—	$17
Domestic Business Services indefinite life intangible assets—Franchise rights	3,658	—	(171)	3,487	—	—	—	3,487

Total intangible assets	3,835		(171)	3,664	(160)	—		3,504
Domestic Business Services goodwill	11,369	—	(11,369)	—	—	—	—	—
Australia goodwill	1,259	—	(186)	1,073	—	(437)	(636)	—

Total goodwill	12,628	—	(11,555)	1,073	—	(437)	(636)	—

Total goodwill and intangible assets	$16,463	$—	$(11,726)	$4,737	$(160)	$(437)	$(636)	$3,504

        Total estimated amortization expense for fiscal year 2009 is $17,000.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Credit Agreements

        On February 14, 2008, the Company (through its wholly-owned subsidiary Westaff (USA), Inc.) entered into a financing agreement with U.S. Bank National Association ("U.S. Bank"), as agent, and the lenders thereto, which provides for a five-year revolving credit facility that previously provided for an aggregate commitment of up to $50.0 million, including a letter of credit sub-limit of $35.0 million (the "Financing Agreement"). Borrowings under the Financing Agreement bear interest, at the Company's election, at either U.S. Bank's prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. The Financing Agreement provides that a default rate would apply on all loan obligations in the event of default under the Financing Agreement and related documents, at a rate per annum of 2.0% above the applicable interest rate. Interest is payable on a monthly basis. The Company has $27.3 million of letters of credit supporting workers' compensation obligations outstanding under the U.S. Bank Credit facility at November 1, 2008, but no cash borrowings.

        On May 23, 2008, the Company received a notice of default from U.S. Bank National Association ("U.S. Bank") (as agent for itself and Wells Fargo Bank, National Association ("Wells Fargo"), as lenders, stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to the Company's failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.

        On July 31, 2008, the Company entered into a Forbearance Agreement with U.S. Bank and the lenders. Pursuant to the terms of the Forbearance Agreement, (i) the lenders agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the Event of Default commencing on the date of the Forbearance Agreement and ending on August 26, 2008, (ii) the Company agreed to a reduction in the aggregate amount of the commitments under the Financing Agreement from $50.0 million to $33.0 million effective as of June 23, 2008, and (iii) U.S. Bank agreed to maintain a reserve against the revolving credit availability to cover the Company's payroll and payroll tax obligations.

        On August 26, 2008, the Company entered into an Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through September 30, 2008 so long as no additional Events of Default occur. In addition, pursuant to the terms of the Amended and Restated Forbearance Agreement, (i) the parties agreed that U.S. Bank and the lenders shall continue to maintain a reserve against the revolving credit availability to cover the Company's payroll and payroll tax obligations, (ii) the Company agreed to continue to use its best efforts to have one of its undrawn letters of credit in the face amount of $27.0 million returned in exchange for cash collateral security, (iii) the Company agreed to pay to U.S. Bank and the lenders a one-time forbearance fee in the aggregate amount of $25,000. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through September 30, 2008.

        On September 30, 2008, the Company entered into a Second Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through November 21, 2008, so long as no additional Events of Default occur. In addition, pursuant to the terms of the Second Amended and Restated Forbearance Agreement, (i) the parties agreed to amend the Financing Agreement to add a minimum EBITDA

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Credit Agreements (Continued)

financial covenant in respect of the next five 4-week fiscal periods, (ii) the parties agreed that U.S. Bank and the lenders shall continue to maintain a reserve against the revolving credit availability to cover the Company's payroll and payroll tax obligations, (iii) the Company agreed to continue to use its best efforts to have one of its undrawn letters of credit in the face amount of $27.0 million returned in exchange for cash collateral security, (iv) the Company agreed to comply with certain additional covenants relating to the pending sale of its shares in Westaff (Australia) Pty Limited and Westaff NZ Limited, dated as of September 27, 2008; (v) the Company agreed to provide U.S. Bank and the lenders with evidence that it has renewed its existing workers' compensation insurance policy or obtained a replacement, and (vi) the Company agreed to pay to U.S. Bank and the lenders a one-time forbearance fee in the aggregate amount of $25,000. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through November 21, 2008.

        On November 20, 2008, the Company entered into a First Amendment to the Second Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through December 5, 2008, so long as no additional Events of Default occur. The Company consented to the revision of certain additional covenants relating to the sale of its shares in Westaff (Australia) Pty Limited and Westaff NZ Limited, completed as of November 10, 2008. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through December 5, 2008.

        On December 3, 2008, the Company entered into a Second Amendment to the Second Amended and Restated Forbearance Agreement with U.S. Bank and the lenders, and the lenders agreed to forbear from exercising any of their default rights and remedies through December 19, 2008, so long as no additional Events of Default occur. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through December 19, 2008.

        The Company is currently in discussions with U.S. Bank in order to seek a waiver or continued forbearance in respect of the Event of Default. There can be no assurance that the Company will be able to obtain a waiver or continued forbearance or that such a waiver or continued forbearance would be on terms acceptable to the Company. If the Company is unable to obtain a waiver or continued forbearance and the lenders elect to pursue remedies under the Financing Agreement, such as limiting or terminating the Company's right to borrow under the Financing Agreement or electing not to renew letters of credit, it would have a material adverse effect on the Company's business, financial condition, results of operations,, cash flows and ability to continue our operations as a going concern. Under these circumstances, and unless the pending merger with Koosharem is completed, we may be required to seek alternative transactions, raise additional capital and/or consider filing for bankruptcy protection.

        On August 25, 2008, the Company secured a $3.0 million subordinated loan facility with its principal stockholder, Delstaff, LLC. This facility may be used by the Company for working capital and general business purposes during the term of the facility. The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%). Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan. A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date (August 15, 2009) and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate. If principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Credit Agreements (Continued)

interest. The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the "Subordinated Collateral") of the Company. The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank. Borrowings in excess of $1.0 million require the Subordinated Lender approval. The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement. Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement. The outstanding loan balance at November 1, 2008 was $2.2 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance. Accrued and unpaid interest on this note at November 1, 2008 was $40,000. Subsequent to year end on each date, January 7, 2009 and January 29, 2009, the Company was advanced an additional $500,000 from Delstaff, LLC for a total of $1.0 million. See Note 19.

        The Company's former Australian subsidiary maintains an A$12 million Australian dollar facility agreement (the "A$ Facility Agreement") with GE Capital, as primary agent, set to expire in May 2009. The A$ Facility Agreement includes a letter of credit sub-facility. The outstanding balance on the Australia Facility Agreement at November 1, 2008 was $4.6 million at 8.17% rate per annum.            The debt has been classified as current liabilities held for sale in the consolidated balance sheet as of November 1, 2008 due to the agreement to sell the Australia subsidiary which was entered into as of September 27, 2008. In connection with the agreement, the GE Capital debt was paid in full subsequent to year end.

        The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors. The note, matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The effective interest rate on November 1, 2008 was 11.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. U.S. Bank, which is the agent and a lender under our primary credit facility, has exercised its right to prohibit repayment of the note. Accrued and unpaid interest on this note at November 1, 2008 was $0.4 million and is included in accrued expenses in the Company's consolidated balance sheets.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Accrued Expenses

        Accrued expenses consist of the following:

	November 1, 2008	November 3, 2007
	(In thousands)
Accrued payroll and payroll taxes	$7,030	$16,356
Checks outstanding in excess of book cash balances	2,949	4,753
Accrued insurance and general liability	2,085	3,151
Taxes other than income taxes	242	4,120
Franchise commissions payable	831	1,599
Restructuring accrual (Note 14)	300	1,146
Other	3,062	3,022

	$16,499	$34,147

9. Income Taxes

        In the second quarter of fiscal 2008 the Company established a valuation allowance of $23.2 million on all of the deferred tax assets except for $0.8 million related to the estimated federal and Australian net operating loss because it believed these assets were more likely than not of being realized in fiscal 2008. During the third quarter of fiscal 2008, the federal net operating loss was carried back for a cash refund of $0.5 million and reinstatement tax credits of $0.3 million. The foreign deferred tax assets relate to net operating losses in jurisdictions which had not experienced cumulative losses in recent periods. However, since the Australia subsidiary was sold as of November 10, 2008 all of the Company's remaining net deferred tax assets were offset with a valuation allowance of $29.9 million at November 1, 2008 as it is more likely than not that all of the deferred tax assets will not be realizable in the foreseeable future. For the year ended November 1, 2008, the Company had an income tax provision from continuing operations of approximately $19.8 million on a pre-tax loss from continuing operations of $27.2 million, which represents an effective tax rate of -72.8%. The tax provision was primarily generated from the establishment of a valuation allowance in fiscal year 2008.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The provision (benefit) for income taxes from continuing operations consists of the following:

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands)
Current:
Federal	(490)	308	944
State and local	70	238	229
Foreign	75	206	116

Total current provision	(345)	752	1,289

Deferred:
Federal	17,238	(4,204)	(1,457)
State and local	2,931	(257)	252
Foreign	—	240	—

Total deferred provision	20,169	(4,221)	(1,205)

Total provision (benefit) for income taxes from continuing operations	$19,824	$(3,469)	$84

        A reconciliation of income taxes provided at the statutory federal rate of (35%) and income taxes reported in the Consolidated Statements of Operations is as follows:

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands)
Income tax provision (benefit) computed at federal statutory rate(1)	(9,033)	(2,007)	1,044
State taxes net of federal benefit	(1,093)	(9)	315
Permanent differences	1,573	981	649
Tax credits	(1,745)	(2,538)	(1,802)
Goodwill impairment	340	—	—
Valuation allowances	29,852	—	—
Prior year tax return to provision true-up	(240)	(92)	(236)
Withholding taxes	75	206	116
Other	95	(10)	(2)

Income tax provision (benefit)	$19,824	$(3,469)	$84

(1)
The income tax provision is based on income that includes intercompany royalties and interest.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The approximate tax effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands)
Workers' compensation	$9,714	$10,633	$10,300
Tax credits	9,414	6,977	3,633
Federal, state and foreign net operating loss carryforwards	6,506	2,075	805
Accumulated depreciation and amortization	4,153	1,443	2,124
Sales of property	306	882	1,257
Accruals relating to discontinued operations	—	9	1
Other liabilities and accruals	(241)	(255)	118

Gross deferred tax assets	29,852	21,764	18,238
Less: Valuation allowance	(29,852)	—	—

Net deferred tax asset	$—	$21,764	$18,238

        At November 1, 2008, the Parent had no cumulative undistributed earnings from foreign subsidiaries as these amounts are at a deficit balance. The Company sold its remaining foreign operations on November 10, 2008. Income taxes have not been provided on the undistributed earnings because the Company has deemed the earnings of its foreign subsidiaries as permanently reinvested. These earnings could become subject to additional tax if they were remitted as dividends, or if foreign earnings were lent to the Company. However, to the extent that these earnings were previously taxed in foreign jurisdictions, the Company anticipates the resulting tax amount would qualify for a domestic tax credit.

        The Company's deferred tax assets resulting from net operating loss carryforwards expire at varying future dates, with $17,000 expiring during fiscal 2009, $13,000 expiring during fiscal 2010, and $6.4 million expiring through fiscal 2028. The Company's deferred tax assets resulting from Work Opportunity Tax Credits and foreign tax credit carryforwards in the amount of $9.4 million expire through 2028.

        As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. The Company performed evaluations for the tax years ended 2007, 2006, 2005 and 2004, which are subject to examination by tax authorities, as well as the tax positions presented in the current year financial statements. During the current year the Company determined it had $869,000 of uncertain tax positions. Of this amount, $309,000 was recorded as a liability in its financial statements as of November 1, 2008.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

        The following table summarizes the activity related to the Company's unrecognized tax benefits (amounts in thousands) during the current year:

Total
Balance at November 3, 2007	$—
Gross increases related to prior year tax positions	—
Gross decreases related to prior year tax positions	—
Gross increases related to current year tax positions	869
Settlements/Lapse in statute of limitation	—

Balance at November 1, 2008	$869

        The Company does not anticipate any material changes in its liability for uncertain tax positions during the next 12 months.

        If the Company's positions are sustained by the taxing authority in favor of the Company, approximately $309,000 of uncertain tax position liabilities would favorably impact the Company's effective tax rate. If the remaining $560,000 is recorded as a liability in the financial statements in future periods it too would favorably impact the Company's effective tax rate if sustained upon audit.

        Effective upon adoption of FIN 48, the Company adopted the method to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no such interest and penalties accrued at November 1, 2008 as such amounts are immaterial.

        The Company is currently subject to income tax examination in two states for the years 2004 to 2007. The Company is not currently subject to income tax examination in any other jurisdiction.

10. Leases

        The Company leases real and personal property under operating leases with terms generally ranging from one to five years. Some of these leases have renewal options and contain provisions for escalation based on increases in certain costs incurred by the landlord and on Consumer Price Index adjustments. Rental expense from continuing operations, including month-to-month rentals, amounted to $2.8 million in fiscal 2008, $4.7 million in fiscal 2007, and $3.6 million in fiscal 2006. The Company also receives rental income from subleases which expire on various dates. Sublease income was not material to the Company's results of operations for any periods presented.

        In fiscal 2003, the Company entered into a sale-leaseback transaction whereby the Company sold and leased back its administrative offices' land and buildings. The lease, which is being accounted for as an operating lease, has a term of seven years. In connection with the lease agreement, the Company issued a $700,000 irrevocable standby letter of credit as a security deposit.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Leases (Continued)

        Future minimum lease payments for all non-cancelable operating leases at November 1, 2008 are as follows:

Minimum Lease Payments:	(In thousands)
2009	$2,321
2010	1,781
2011	1,055
2012	346
2013	6
Thereafter	—

Total Minimum Lease Payments	$5,509

        The table above includes future minimum lease payments on restructured properties. See Note 14.

        The following is a summary of future minimum payments under capitalized leases, primarily for information technology equipment, at November 1, 2008:

Minimum lease payments:	(In thousands)
Fiscal 2009	$649
Fiscal 2010	174

Total minimum lease payments	823
Less amount representing interest	(71)

Present value of net minimum lease payments	752
Less current portion of capital lease obligation	(587)

Long-term capital lease obligation	$165

11. (Loss) Earnings per Share

        Basic (loss) earnings per share of common stock is computed as (loss) earnings divided by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share of common stock is computed as (loss) earnings divided by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding during the period. Diluted (loss) earnings per share reflects the potential dilution that could occur from common stock

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

11. (Loss) Earnings per Share (Continued)

issuances as a result of stock option exercises. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Fiscal Year Ended
	November 1, 2008	November 3, 2007	October 28, 2006
	(In thousands, except per share amounts)
(Loss) income from continuing operations	$(47,050)	$(4,307)	$1,421
(Loss) income from discontinued operations, net of tax	752	2,373	1,698

Net (loss) income	$(46,298)	$(1,934)	$3,119

Denominator for basic earnings per share-
—weighted average shares	16,697	16,625	16,454
Effect of dilutive securities: stock options and awards	—	—	72

Denominator for diluted earnings per share—adjusted
weighted average shares and assumed conversions	16,697	16,625	16,526

(Loss) earnings per share from continuing operations
Basic	$(2.82)	$(0.26)	$0.09
Diluted	(2.82)	(0.26)	0.09
Earnings per share from discontinued operations
Basic	$0.05	$0.14	$0.10
Diluted	0.05	0.14	0.10
(Loss) earnings per share
Basic	$(2.77)	$(0.12)	$0.19

Diluted	$(2.77)	$(0.12)	$0.19

Antidilutive weighted shares excluded from diluted earnings
per share	474	445	260

12. Stockholder's Equity

        Treasury Stock    From time to time, the Company has repurchased shares of its common stock on the open market and may do so in the future subject to limitations contained in our financing agreement with U.S. Bank.

        Employee Stock Purchase Plan.    In July 2006, the Board of Directors adopted and approved an amendment and restatement of the Company's 1996 Employee Stock Purchase Plan to (i) bifurcate the Purchase Plan into the Company's Employee Stock Purchase Plan and the Company's International Employee Stock Purchase Plan, (together the "Purchase Plans"), (ii) extend the term of the Purchase plans to the last business day of January 2017, (iii) expand the actions that we can take in connection with a "Corporate Transaction" and (iv) modify the participating subsidiaries to these Purchase Plans to cover the employees of certain of our subsidiaries. In addition, effective for purchase periods commencing on and after August 1, 2006, the purchase price for shares purchased under the Purchase Plans will equal 90% of the lower of (i) the fair market value at the beginning of the purchase period or (ii) the fair market value on the last day of the purchase period. Additionally, on April 16, 2008, the

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholder's Equity (Continued)

Board of Directors approved an amendment and restatement of the Company's 2006 Employee Stock Purchase Plan (the "ESPP") to increase the number of shares of the Company's Common Stock, $0.01 par value ("Common Stock") available for purchase under the ESPP from 612,500 shares to 1,362,500 shares and expand the ability of the Board of Directors to amend the ESPP without stockholder approval. Under the Purchase Plans, eligible employees may authorize payroll deductions of up to 10% of eligible compensation for the purchase of the Company's common stock during each semiannual purchase period. As of November 1, 2008, shares issued under the Purchase Plans totaled 663,457.

        Restricted Stock Units.    On May 30, 2008, the Company granted 90,000 restricted stock units to certain employees. Each grant entitles the recipient to convert units to shares of common stock subject to terms of the awards. The maximum units to be awarded, if all performance conditions are met, are 135,000 units. The restricted stock units will vest, if all conditions are met, 50% on October 30, 2010 and 50% on October 29, 2011. Besides the condition that the recipient must complete a period of continuous service to the Company through and including the vest dates, there is a performance condition and a market condition, both of which must be met. First, for each of three fiscal years, beginning with fiscal 2008, the company must meet an EBITDA target and second, the company's stock price must meet certain requirements as compared to a designated "peer" group's average stock price. As of November 1, 2008, the achievement of performance based criteria is not probable; therefore no compensation expense has been recognized.

        Stock Based Compensation.    The Company's 1996 Stock Option/Stock Issuance Plan terminated in April 2006. As of November 1, 2008, 56,500 shares remained outstanding under the plan. In April 2006, the stockholders approved the 2006 Stock Incentive Plan. The 2006 Stock Incentive Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights. Incentive stock options may be granted at a price not less than 100% of the fair market value of the Company's common stock at the date of grant. Although non-qualified options may be granted at a price not less than 85% of the fair market value of the Company's common stock at the date of grant, the Company has historically issued option grants with exercise prices equal to fair market value on the date of grant. The options' vesting schedules vary subject to the participant's period of future service or to the Company's or the option holder's attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. Standard vesting is over four years with 25% of the options vesting upon completion of one year of service from the vesting commencement date, and the remaining options vesting in 36 equal monthly installments. No option may have a term in excess of 10 years. As of November 1, 2008 there were 1.5 million shares available for issuance under this plan and 527,500 options or stock appreciation rights were outstanding under this plan.

        In April 2005, the Company granted 20,000 restricted shares of its common stock to its former President and Chief Executive Officer under the 1996 Stock Option/Stock Issuance Plan. The original terms of the grant provided that 5,000 shares were to vest at the end of each of the Company's fiscal years 2006 and 2007 provided certain performance criteria were met, with the remainder vesting in fiscal 2008. The terms of the grant for 2006 were not met for fiscal 2006 and were originally deferred to fiscal 2008. In May, 2007 as part of the shareholder transaction the restrictions associated with the 20,000 shares granted to the former President and Chief Executive Officer were lifted and the 20,000 shares were issued. The Company also accelerated the vesting of all outstanding options to the former President and Chief Executive Officer which were exercised in the fourth quarter of fiscal 2007, resulting in expense of $373,000 recorded as restructuring expense in fiscal 2007.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholder's Equity (Continued)

        The following table summarizes the stock option transactions under the Company's plan:

	November 1, 2008		November 3, 2007		October 28, 2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	(In thousands, except for exercise prices)
Options outstanding, beginning of year	445	$4.23	417	$3.39	640	$3.69
Granted at market value	333	1.28	366	4.37	9	4.05
Exercised	—	—	(314)	3.19	(143)	3.04
Cancelled	(194)	4.40	(24)	5.42	(89)	6.17

Options outstanding, end of year	584	$2.47	445	$4.23	417	$3.39

Options exercisable, end of year	121	$3.83	89	$3.64	242	$3.42

Options available for grant, end of year	973		1,144		1,500

Total options authorized	1,557		1,589		1,917

Weighted average fair value of options granted during the year:		$0.70		$2.70		$3.68

  Adoption of SFAS 123(R)

        Effective with the beginning of the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS 123(R)") using the modified prospective method of adoption. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). Prior to fiscal 2006, the Company measured compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting prescribed by APB 25.

        The determination of the fair value of stock options, using the Black-Scholes model, is affected by the Company's stock price as well as assumptions as to the Company's expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, the risk-free interest rate, and expected dividends.

        The Company has applied the provisions of SAB 107 and SAB 110 in electing the simplified method for determining the expected life of options granted subsequent to the date of the shareholder transaction in February 2007 when the Company's former founder and Chairman of the Board sold all of his common stock in Westaff to DelStaff, LLC. The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award's expected term. The risk-free interest rates that are used in the valuation models are based upon yields of the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the options. Dividend yield is zero as the Company did not declare or pay dividends during fiscal years 2008, 2007, or 2006 and its current credit facilities prohibit payment of dividends. The Company does not currently have plans to declare dividends in future years.

        SFAS 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company had recognized the impact of forfeitures as they occurred.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholder's Equity (Continued)

Under SFAS 123(R), the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize. During the fiscal year 2008, the Company increased its forfeiture rate by analyzing historic forfeiture rates and reviewing outstanding unvested option grants which resulted in a decrease to stock-based compensation expense.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table:

	Years Ended
	November 1, 2008	November 3, 2007	October 28, 2006
Expected life (years)	5	5	6
Risk-free interest rate	3.7%	4.6%	4.9%
Volatility	61%	71%	133%
Dividend yield	None	None	None

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

        There were no options exercised during the year ended November 1, 2008. The total intrinsic value of options exercised was $248,000 and $148,000 during the years ended November 3, 2007 and October 28, 2006, respectively. The Company issues new shares upon the exercise of options.

        The following table summarizes information about stock options outstanding or exercisable as of November 1, 2008:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life	Weighted average exercise price	Shares	Weighted average exercise price
	(In thousands, except for years and exercise prices)
$0.85 - 0.85	13	$6.80	$0.85	—	$—
$1.05 - 1.05	250	6.65	1.05	—	—
$2.07 - 3.81	120	2.79	2.49	50	2.90
$4.02 - 4.05	56	6.11	4.02	19	4.03
$4.34 - 5.69	145	8.14	4.45	52	4.66

$0.85 - 5.69	584	$6.18	$2.47	121	$3.83

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholder's Equity (Continued)

        The stock options outstanding and stock options exercisable as of November 1, 2008 had no intrinsic value. The intrinsic value is calculated as the difference between the market value as of November 1, 2008 and the exercise price of the shares. The market value as of November 1, 2008 was $0.40 as reported by the NASDAQ Global Market System. As of November 1, 2008, total deferred compensation cost related to unvested stock options and awards not yet recognized is $381,000, which is expected to be recognized over a weighted-average remaining term of 3.3 years. There are no in-the-money options exercisable as of November 1, 2008.

        During fiscal 2008, the Company recognized $175,000 in compensation expense related to options granted to employees and directors. Stock based compensation expense is included in selling and administrative expenses. During fiscal 2007, the Company recognized $602,000 in compensation expense related to option grants to employees and directors. $373,000 of the amount recognized in fiscal 2007 related to the acceleration of options granted to the former President and Chief Executive Officer and are included in restructuring expenses. The remaining balance of stock-based compensation expense in fiscal 2007 of $229,000 is included in selling and administration expense.

        All stock-based compensation awards are amortized on a straight-line basis over the requisite service periods of the awards.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Savings Plans

        The Company has a 401(k) savings plan for eligible domestic employees. Under the plan for fiscal year 2008 and fiscal year 2007, employees can elect to contribute up to 60% of their eligible annual compensation subject to statutory limits. The Company currently is not providing employer matching contributions. The non-qualified deferred savings plan for highly compensated employees was terminated effective October 7, 2008.

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

        The Company accounted for each of these costs in accordance with FASB 146, "Accounting for Costs Associated with Exit or Disposal Activities." In the third quarter of fiscal 2007, the Company started a series of changes to its operations that management believes will significantly reduce its costs. The Company terminated 86 positions at field and corporate offices and closed 26 branch offices. The customers served by these closed offices have been transferred to other offices within the proximity of the closed offices. The detail is as follows:

	Total	Employee reduction	Unrecoverable assets	Facilities
Accrual balance at October 28, 2006	$—	$—	$—	$—
Severence and termination payments	1,626	1,626	—	—
Non-cash severence and termination benefits	373	373	—	—
Rent expense under non-cancellable leases reduced by estimated sublease income	1,232	—	—	1,232
Unrecoverable assets	68	—	68	—

Total restructuring expense	3,299	1,999	68	1,232
Less: Amounts paid	(2,153)	(1,999)	(68)	(86)

Accrual balance at November 3, 2007	$1,146	$—	$—	$1,146
Less: Amounts paid	(762)	—	—	(762)
Restructuring benefit	(84)	—	—	(84)

Accrual balance at November 1, 2008	$300	$—	$—	$300

        During the 2008 fiscal year, the Company successfully negotiated early termination agreements for nine locations and entered into a sublease for four locations, the effects of which resulted in a $0.1 million reduction in our estimated accrual. The Company is still responsible for lease payments on seven locations that have lease terms that extend to 2012 and is actively negotiating early terminations, where possible, and sublease opportunities to mitigate its obligation. The restructuring accrual, representing rent expense under non-cancellable leases has been reduced for any contractual subleases. The Company has not reduced the November 1, 2008 liability by any estimated future sublease income

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Company Restructuring (Continued)

as the Company does not believe the remaining offices will be subleased. Our minimum lease commitments in Note 10 includes our commitments on these facilities.

15. Related Party Transactions

        The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors. The note matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company's credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company's fiscal quarters. The effective interest rate on November 1, 2008 was 11.0%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities. U.S. Bank, which is the agent and a lender under our primary credit facility, has exercised its right to prohibit repayment of the note. There were no interest payments on this note during fiscal 2008. Interest paid on this note during fiscal 2007 and fiscal 2006 was $0.2 million and $0.3 million, respectively. Accrued and unpaid interest on this note at November 1, 2008 was $0.4 million and is included in accrued expenses in the Company's consolidated balance sheets.

        On August 25, 2008, the Company secured a $3.0 million subordinated loan facility with its principal stockholder, Delstaff, LLC. This facility may be used by the Company for working capital and general business purposes during the term of the facility. The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%). Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan. A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date (August 15, 2009) and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate. If the principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest. The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the "Subordinated Collateral") of the Company. The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank. Borrowings in excess of $1.0 million require the Subordinated Lender approval. The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement. Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement. The outstanding loan balance at November 1, 2008 was $2.2 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance. Accrued and unpaid interest on this note at November 1, 2008 was $40,000. There were no interest payments on this note during fiscal 2008. Subsequent to year end on January 7, 2009 and January 29, 2009, the Company was advanced an additional $500,000 from Delstaff, LLC for a total of $1.0 million. See Note 19.

16. Commitments and Contingencies

        In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits, including, among other, litigation brought by former franchisees or

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

licensees, and administrative claims and lawsuits brought by employees or former employees. The Company insures itself to cover principal risks like workers' compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. Management believes there are no matters that will have a material adverse effect on the Company's consolidated financial statements.

        During the fourth quarter of fiscal 2005, we were notified by the California Employment Development Department ("EDD") that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. The total assessment by the EDD of additional unemployment taxes for both years, net of applied overpayments, is approximately $1.5 million including interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter. Additionally, management contends that the notification by the EDD of the 2004 assessment was not timely and holds the position that the assessment is procedurally invalid. Consequently, at November 1, 2008, the Company has no reserve for the 2004 assessment and has accrued the assessment for 2005 of $0.3 million, including interest and net of an applied overpayment. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor. Management believes the Company is well positioned to defend against the un-accrued portion and the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

17. Operating Segments

        The Company has four reportable segments; however, only its domestic subsidiary is currently in our results of continuing operations. On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary. On September 27, 2008, the Company entered into a definitive agreement to sell its Australia and New Zealand subsidiaries. The sale was completed on November 10, 2008. In accordance with SFAS 144 , assuming no significant continuing involvement, a component of an entity that has been disposed of or held for sale is considered a discontinued operation. Accordingly, the Company has reflected the results of these subsidiaries as discontinued operations in the consolidated statement of operations for all years presented. See Note 5.

        Prior to the sale of the subsidiaries, the Company's four reportable segments included Domestic Business Services, United Kingdom, Australia and New Zealand. Domestic Business Services provides a variety of temporary staffing and permanent placement services, primarily in clerical and light industrial positions, through a network of Company-owned and franchise agent offices. The segment consists of four geographically diverse company regions under the direction of regional vice presidents and one combined franchise region, which together comprise a single reportable operating segment as such term is defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Revenue from the Domestic Business Services operating segment is derived wholly from the United States and its territories. The international operating segments were comprised of Company-owned offices, primarily providing clerical and light industrial temporary staffing and permanent placement services. Prior to the sale of those subsidiaries, the Company employed a managing director who oversaw operations in the United Kingdom, Australia and New Zealand. Revenue is attributed to each country based on the location of the respective country's principal offices.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Operating Segments (Continued)

        The Company evaluates the performance of and allocates resources to the reportable segments based on operating income. The accounting policies of the segments are the same as those described in Note 4. Certain operating expenses of the Company's corporate headquarters, which are included in the Domestic Business Services, are charged to the international entities in the form of royalties. Domestic assets relating to the generation of the royalties, primarily property, plant and equipment, have not been allocated due to impracticality and are not considered material for purposes of assessing performance and making operating decisions.

        The following summarizes reporting segment data for Domestic Business Services and the Discontinued Operations:

	Fiscal Year Ended November 1, 2008
	Domestic Business Svcs	Discontinued Operations	Adjustments(1)	Total
	(In thousands)
Revenue	$324,495	$126,109		$450,604
Restructuring expenses	$(84)	$—		$(84)
Operating income (loss)(2)	$(24,901)	$855		$(24,046)
Depreciation and amortization	$5,212	$598		$5,810
Purchases of fixed assets	$389	$239		$628
Total long-lived assets	$13,087	$1,301		$14,388
Total assets	$61,819	$15,772	$(2,600)	$74,991

	Fiscal Year Ended November 3, 2007
	Domestic Business Svcs	Discontinued Operations	Adjustments(1)	Total
	(In thousands)
Revenue	$439,822	$148,894		$588,716
Restructuring expenses	$3,111	$188		$3,299
Operating income (loss)(2)	$(5,500)	$2,790		$(2,710)
Depreciation and amortization	$3,149	$805		$3,954
Purchases of fixed assets	$3,343	$750		$4,093
Total long-lived assets	$29,245	$3,264		$32,509
Total assets	$116,543	$31,564	$(6,815)	$141,292

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Operating Segments (Continued)

	Fiscal Year Ended October 28, 2006
	Domestic Business Svcs	Discontinued Operations	Adjustments(1)	Total
	(In thousands)
Revenue	$482,153	$132,797		$614,950
Operating income (loss)(2)	$3,377	$2,252		$5,629
Depreciation and amortization	$4,177	$634		$4,811
Purchases of fixed assets	$4,390	$680		$5,070
Total long-lived assets	$27,995	$2,788		$30,783
Total assets	$118,753	$26,919	$(6,407)	$139,265

(1)
Adjustments reflect assets related to discontinued operations and elimination of domestic investments in international subsidiaries.

(2)
Includes elimination of intercompany royalties and interest.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended November 1, 2008 and November 3, 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal year ended November 1, 2008(1)(2)
Revenue	$81,048	$75,245	$71,894	$96,308
Gross profit	$14,532	$12,729	$12,696	$18,698
Loss from continuing operations(3)	$(2,065)	$(25,979)	$(15,283)	$(3,723)
Total discontinued operations, net of income tax(3)	$170	$766	$210	$(394)
Net loss	$(1,895)	$(25,213)	$(15,073)	$(4,117)

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.12)	$(1.56)	$(0.92)	$(0.22)

Discontinued operations	$0.01	$0.05	$0.02	$(0.03)

Net loss	$(0.11)	$(1.51)	$(0.90)	$(0.25)

Fiscal year ended November 3, 2007(4)
Revenue	$97,202	$98,329	$99,401	$144,890
Gross profit	$17,238	$17,704	$18,048	$26,418
Income (loss) from continuing operations(3)	$(19)	$(885)	$(3,321)	$(82)
Income (loss) from discontinued operations(3)	$423	$221	$402	$1,327
Net income (loss)	$404	$(664)	$(2,919)	$1,245

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.00)	$(0.05)	$(0.20)	$(0.01)

Discontinued operations	$0.02	$0.01	$0.02	$0.09

Net income (loss)	$0.02	$(0.04)	$(0.18)	$0.08

(1)
Second quarter of fiscal year 2008 includes $23,200 due to the establishment of a valuation allowance for deferred tax assets.

(2)
Third quarter of fiscal year 2008 includes $11,540 of impairment of goodwill and intangibles.

(3)
Includes elimination of intercompany royalties and interest.

(4)
Third quarter of fiscal year 2007 includes $2,300 and fourth quarter of fiscal year 2007 includes $999 of restructuring expense.

19. Subsequent Events

        On November 10, 2008, the Company sold its Australia and New Zealand subsidiaries to Humanis Blue Pty Ltd, an Australian staffing company for A$19 million (Australian dollars). The buyer paid A$13 million at closing, the seller funded A$3 million of the purchase price, and the remaining A$3 million will be payable in the form of a deferred payment due one year after closing. As part of the agreement the sale proceeds were received net of the amount outstanding on the Australian GE

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Events (Continued)

Capital debt facility totaling A$7.8 million and transaction costs of approximately A$0.6 million. Cash payments received totaled A$7.6 million converted to approximately $5.0 million US dollars. In connection with the final GE Capital settlement, the Company overpaid the debt by A$0.6 million and that amount was refunded on February 10, 2009. The purchase price is subject to a post-closing adjustment based on the net operating assets of the subsidiaries at closing. The parties are currently in discussion regarding the calculation of the adjustment. The approximate gain on the sale is $1.4 million, net of fees and tax of $0.1 million.

        During the first quarter of fiscal year 2009, in response to the downturn in the demand for its services, the Company reduced the workforce by 66 positions in the corporate and field offices by using a combination of attrition and a planned reduction-in-force.

        On January 7, 2009 and January 29, 2009, the Company was advanced a loan in an aggregate principal amount of $500,000 for a total of an additional $1.0 million from DelStaff, LLC under the previously-announced loan agreement, dated as of August 25, 2008 (the "Subordinated Loan Agreement"), among DelStaff, LLC and the Borrowers.

        On January 28, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Koosharem Corporation, a California corporation doing business as Select Staffing ("Koosharem") and Select Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Koosharem ("Merger Sub"), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Koosharem (the "Merger"), in accordance with and subject to the terms and conditions set forth in the Merger Agreement. Concurrently with the execution of the Merger Agreement, our principal stockholder, DelStaff, LLC ("DelStaff"), entered into a Stock & Note Purchase Agreement with Koosharem (the "Purchase Agreement"), pursuant to which Koosharem will purchase, immediately prior to the effective time of the Merger: (1) all of the Company common stock that DelStaff then owns in exchange for first lien term loan debt to be issued by Koosharem under Koosharem's first lien credit facility bearing a face amount of $40,000,000 and (2) all of the then outstanding subordinated notes (the "DelStaff Subordinated Notes") issued by the Company to DelStaff under the Subordinated Loan Agreement, dated as of August 25, 2008, by and among the Company, Westaff (USA), Inc., Westaff Support, Inc., MediaWorld International (as borrowers) and DelStaff in exchange for first lien term loan debt to be issued by Koosharem under Koosharem's first lien credit facility bearing a face amount equal to the actual principal amount of the DelStaff Subordinated Notes then outstanding, but not to exceed $3,000,000.

        Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger: (1) each outstanding share of Company common stock (other than those owned by the Company, Koosharem, Merger Sub or any subsidiary of the Company, Koosharem or Merger Sub, and other than those shares with respect to which dissenters rights are properly exercised) will be cancelled and converted into the right to receive $1.25 per share in cash (the "Merger Consideration") and (2) each outstanding stock option to purchase shares of Company common stock, whether or not then exercisable or vested, will be cancelled and converted into the right to receive, within ten business days following the effective time of the Merger, an amount in cash (subject to applicable withholding taxes) equal to (a) the excess, if any, of the Merger Consideration over the per share exercise price of the stock option, multiplied by (b) the number of shares of Company common stock subject to the stock option.

Westaff, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Subsequent Events (Continued)

        Consummation of the Merger is subject to the satisfaction of various conditions, including, among others, the receipt by Koosharem and Merger Sub of the financing pursuant to and on the terms contemplated by the applicable commitment letters, the consummation of the transactions under the Purchase Agreement, the requisite approval by the Company's stockholders, a requirement for the Company to hold a minimum of $9.5 million in cash and equivalents immediately prior to the closing date, the lack of any legal impediment to the Merger, and the lack of any Material Adverse Effect as specified in the Merger Agreement. Upon the recommendation of a special committee of independent members of the Company's board of directors (the "Special Committee"), all of the members of the Company's board of directors not affiliated with DelStaff approved the Merger Agreement and the Purchase Agreement. Robert W. Baird & Co. Incorporated provided a fairness opinion to the Special Committee. The Merger Agreement contains certain termination rights for both the Company, on the one hand, and Koosharem and Merger Sub, on the other hand. Upon any termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Koosharem and Merger Sub a $2.0 million termination fee, and under other specified circumstances, Koosharem and Merger Sub may be required to pay the Company a $2.0 million termination fee.

        In January 2009, Westaff Australia received a ruling from the Tasmanian Workplace Ombudsmen stating that Westaff Australia owed $40,000 in back wages to employees related to the fiscal year 2008. This amount was subsequently paid. Additionally, Westaff Australia has received a "Notice of Investigation" from the Workplace Ombudsmen (Melbourne) with respect to the Workplace Relations Act. To date, there has been no assessment and no accrual. While Australian management is cooperating fully with the investigation and believe they are in compliance with the provisions of the Act, there can be no assurances that this matter will be settled in our favor. In the case of an unfavorable outcome, management believes this will not have a material adverse effect on the Company's consolidated financial statements.

        In February 2009, Westaff was notified by NASDAQ Stock Market ("NASDAQ") that the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance with Marketplace Rule 4450(a)(5) and the matter of the common stock possibly being delisted is now closed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2009	WESTAFF, INC.
	By:	/s/ MICHAEL T. WILLIS Michael T. Willis Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS:

        That the undersigned officers and directors of Westaff, Inc., a Delaware corporation, do hereby constitute and appoint Michael T. Willis and Christa C. Leonard the lawful attorney-in-fact, each with full power of substitution, for her or him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. WILLIS Michael T. Willis	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 11, 2009
/s/ STEPHEN J. RUSSO Stephen J. Russo	President and Chief Operating Officer (Principal Operations Officer)	February 11, 2009
/s/ CHRISTA C. LEONARD Christa C. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2009
/s/ SEAN P. WONG Sean P. Wong	Vice President, Controller (Principal Accounting Officer)	February 11, 2009
/s/ JOHN G. BALL John G. Ball	Director	February 11, 2009

IV-1

Signature	Title	Date

/s/ JOHN R. BLACK John R. Black	Director	February 11, 2009
/s/ JANET M. BRADY Janet M. Brady	Director	February 11, 2009
/s/ WALTER W. MACAULEY Walter W. MaCauley	Director	February 11, 2009
/s/ MICHAEL R. PHILLIPS Michael R. Phillips	Director	February 11, 2009
/s/ DON K. RICE Don K. Rice	Director	February 11, 2009
/s/ RONALD D. STEVENS Ronald D. Stevens	Director	February 11, 2009
/s/ GERALD E. WEDREN Gerald E. Wedren	Director	February 11, 2009

IV-2