Form 10-K/A
period 2008-11-01
WESTAFF INC
filed 2009-03-02
CIK 931911

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 19, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,228,871 based on the closing sale price as reported on the NASDAQ Global Market.

As of February 25, 2009, the Registrant had outstanding 16,702,651 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-K of Westaff, Inc. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2009 (the “Original Form 10-K”).  This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K.  General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K.  As of the date of this Amendment No. 1, the Registrant does not intend on filing a definitive proxy statement containing the information required in Part III within such 120-day period.  Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after February 13, 2009, which is the filing date of the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC.  This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

PART III

References in this Amendment No. 1 to the “Company,” the “Registrant,” “Westaff,” “we,” “our,” and “us” refer to Westaff, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors consists of nine directors and is divided into three classes, designated Class I, Class II and Class III, with each class having a three-year term.  Our directors serve in such capacity until the annual meeting of stockholders corresponding to the end of their respective terms or until their successors are duly elected and qualified unless they have earlier resigned or been removed.

The following table provides information regarding our executive officers and directors and their respective ages as of February 27, 2009.

Name	Age	Position(s) Held
Michael T. Willis	64	Chief Executive Officer and Chairman of the Board
Stephen J. Russo	52	President and Chief Operating Officer
Christa C. Leonard	51	Senior Vice President and Chief Financial Officer
Kristi Kennedy	43	Senior Vice President, Field Operations
Sean Wong	42	Vice President and Controller
John G. Ball	69	Director
John R. Black	45	Director
Janet M. Brady	55	Director
Walter W. Macauley	66	Director
Michael R. Phillips	34	Director
Don K. Rice	60	Director
Ronald D. Stevens	65	Director
Gerald E. Wedren	72	Director

Executive Officers

Michael T. Willis, Class II director, was appointed as our President and Chief Executive Officer effective May 1, 2007.  He was appointed Chairman of the Board at the same time and his term expires at the annual meeting of stockholders in 2011.  Upon Stephen J. Russo being named as President of the Company on January 1, 2009, Mr. Willis is currently our Chief Executive Officer and Chairman of the Board.  Mr. Willis has more than 35 years of staffing industry experience having participated in the acquisition and integration of more than 70 companies in his career.  He most recently was the CEO and President of COMSYS, an information technology staffing business, from 1999 to 2006.  Prior to COMSYS, Mr. Willis was Chairman, CEO and President of Metamor Worldwide, a publicly traded consolidator of staffings and solutions businesses founded by Mr. Willis in 1993 under the name CORESTAFF.  Mr. Willis founded and operated Talent Tree, a personnel services company concentrating on clerical and administrative staffing services, from 1976 to 1993.

Stephen J. Russo was appointed Executive Vice President and Chief Operating Officer on June 16, 2008.  On January 1, 2009, Mr. Russo was named President of the Company in addition to his position as Chief Operating Officer.  Mr. Russo previously served as Chief Operating Officer at Prudential California Realty from June 2007 to June 2008.  Prior to that, Mr. Russo was Chief Financial Officer at Prudential California from May 2006 to June 2007.  Prior to that, Mr. Russo was Senior Vice President, Field Operations, of the Company from July 2005 to March 2006 and Zone Manager of the Company from July 2004 to July 2005.  Prior to that, Mr. Russo was a partner at ECP Group in Walnut Creek, California, an organizational and individual development consulting partnership, from October 2001 to June 2004.

Christa C. Leonard was appointed Senior Vice President and Chief Financial Officer on June 16, 2008.  Ms. Leonard previously served as Chief Financial Officer at Prudential California Realty from June 2007 to June 2008.  Prior to that, Ms. Leonard was Controller at Prudential California Realty from June 2006 to June 2007.  Prior to that, Ms. Leonard was Vice President and Treasurer of the Company from November 2000 to April 2006.

Kristi Kennedy was appointed Senior Vice President, Field Operations on October 15, 2007. Ms. Kennedy previously served as Senior Vice President, Operations at CORESTAFF from December 2001 to October 2007. Prior to that, Ms. Kennedy held various leadership positions at CORESTAFF’s division level, including Central Division President, from January 1996 to November 2001.

Sean Wong.  Mr. Wong was appointed Vice President and Controller on September 22, 2008. Mr. Wong formerly served as Interim Vice President and Chief Financial Officer at Tiburon, Inc., a division of CompuDyne. He had also formerly served as Controller at Tiburon, Inc. from May 2005 to July 2007.  Prior to that, Mr. Wong was Vice President of Finance, Corporate Controller, at BriteSmile, Inc. from March 2004 to March 2005. Prior to that, Mr. Wong worked as an independent consultant to early stage and emerging growth companies from October 2001 to March 2004.

Directors (other than Michael T.  Willis)

John G. Ball, Class I director, was appointed as a director of the Company effective May 11, 2007 and his term expires at the annual meeting of stockholders in 2009. Mr. Ball is a cofounder and principal with XRoads Solutions Group, a 125 person professional services firm formed in 1997 where he leads the services and manufacturing practices. While at XRoads, he has been involved in leading and advising a number of temporary staffing firms. Prior to XRoads, Mr. Ball was a partner of High Performance Partners, a firm of financial, strategic planning, marketing and turnaround consultants from 1989 to 1997. Mr. Ball is also currently a director of Encompass Group Affiliates, Inc., formerly known as Advanced Communications Technologies, Inc., a New York-based company that specializes in the consumer electronic aftermarket service and supply chain, known as reverse logistics, having served since August 2007.

John R. Black, Class II director, was appointed as a director of the Company effective May 11, 2007 and his term expires at the annual meeting of stockholders in 2010. He is a managing director with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg, since July 1996. He has 11 years of experience investing in middle market transactions. Prior to H.I.G. Capital, Mr. Black was a senior professional with several leading consulting firms, including Ernst & Young, LLP where he began his business career. He sits on the boards of several portfolio companies of H.I.G. Capital. Mr. Black graduated from Harvard University in 1987 with a dual degree in applied mathematics and economics.

Janet M. Brady, Class II director, was appointed as a director of the Company effective September 19, 2002 and her term expires at the annual meeting of stockholders in 2010. She was employed by The Clorox Company for almost twenty-seven years having started as a Brand Assistant in 1976. After a series of promotions, including as Vice President-Corporate Marketing Services of that company, she was named Vice President-Human Resources in 1993 where she served until her retirement in January 2003. She was a former director of American Protective Services, Inc., a privately held guard service company and I.P.S.A., a privately held investigative and protective services company. She is currently a director on the Advisory Board of the MBK Foundation a privately held organization.

Walter W. Macauley, Class III director, was appointed as a director of the Company effective July 25, 2007 and his term expires at the annual meeting of stockholders in 2011. Mr. Macauley previously served the Company as a board member from 2002-2004 and brings more than 30 years of staffing leadership experience to the position. In his two most recent positions, he served as the CEO of Adia Services, Inc., and Career Horizons, Inc. Since 1999, he has been a private investor.

Michael R. Phillips, Class II director, was appointed as a director of the Company effective May 11, 2007 and his term expires at the annual meeting of stockholders in 2010. He is currently a managing director with H.I.G. Capital, a private equity firm headquartered in Miami with offices in Atlanta, Boston, San Francisco, London, Paris and Hamburg, since August 2004. He has 10 years of experience investing in middle market transactions. Prior to H.I.G. Capital, Mr. Phillips was a management consultant with Bain & Company and an investment banker with Lehman Brothers, from November 2002 to August 2004. He sits on the boards of several portfolio companies of H.I.G. Mr. Phillips graduated from Princeton University with a B.S.E. in electrical engineering in 1996 and received an M.B.A. in Finance from the Wharton School in 2002.

Don K. Rice, Class III director, was appointed as a director of the Company effective November 1, 2007 and his term expires at the annual meeting of stockholders in 2011. He is currently Chairman and Chief Executive Officer of Ascend Acquisition Corporation, a publicly owned, specified purpose acquisition company. Mr. Rice is also managing and founding partner and investment committee member of Capital Point Partners, an investment management firm providing mezzanine securities to middle markets through the United States, from 2005 to present. Additionally, Mr. Rice is managing and founding partner and investment committee member of RSTW Partners, a private debt and equity firm, from 1992 to present. Mr. Rice has more than 20 years experience in principal investing. He has been an active professional investor since 1984. His experience includes mezzanine and equity investing, senior lending, operating management, investment banking, and securities analysis.

Ronald D. Stevens, Class I director, was appointed as a director of the Company effective February 24, 2002 and his term expires at the annual meeting of stockholders in 2009. He began his business career in 1967 with Arthur Andersen & Co. and became an audit partner in that organization in 1977. He left Arthur Andersen & Co. at the end of 1990 and joined in opening Productivity Consulting Group, Inc. From October 1996 until his retirement in April 2002, Mr. Stevens was the Executive Vice President and Chief Financial Officer of Robertson-Ceco Corporation. He is a certified public accountant on inactive status.

Gerald E. Wedren, Class I director, was appointed as a director of the Company effective May 11, 2007 and his term expires at the annual meeting of stockholders in 2009. He is currently the owner and President of Craig Capital Co., a Washington D.C. and Miami based firm concentrating on mergers and acquisitions, business turnarounds and liquidations since 1972. Since 1960, he has been associated with several firms in both business and legal capacities. Mr. Wedren was the owner and President of Little Tavern Shops, a chain of approximately 30 fast food restaurants in the Washington, D.C. and Baltimore, M.D. areas from 1981 to 1988. He currently is a director and chairman of the Compensation Committee of American Eagle Outfitters, Inc., having served since 1998. Mr. Wedren is also currently a director of Encompass Group Affiliates, Inc., formerly known as Advanced Communications Technologies, Inc., a New York-based company that specializes in the consumer electronic aftermarket service and supply chain, known as reverse logistics, having served since August 2007.

There are no family relationships among our executive officers or directors.

BOARD MEETINGS AND COMMITTEES

The standing committees of our Board of Directors consist of the following: (1) the Audit Committee, (2) the Compensation Committee, (3) the Executive Committee and (4) the Nominating and Corporate Governance Committee. The membership and functions of these committees are described below.

Directors	Audit Committee	Compensation Committee	Executive Committee	Nominating and Corporate Governance Committee
John G. Ball	X	X	X
John R. Black				X
Janet M. Brady		Chairperson		X
Walter W. Macauley			X
Michael R. Phillips		X	X
Don K. Rice
Ronald D. Stevens	Chairperson
Gerald E. Wedren	X			Chairperson
Michael T. Willis			X

Meetings of Directors.  During our fiscal year ended November 1, 2008 (“fiscal year 2008”), our Board of Directors held 11 meetings, the Audit Committee held eight meetings, the Compensation Committee held three meetings, the Executive Committee held 12 meetings and the Nominating and Corporate Governance Committee held three meetings. The Board acted by unanimous written consent on nine occasions. The active committees of our Board of Directors in fiscal year 2008 were the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Corporate Governance Committee. In fiscal year 2008, each of the incumbent directors attended at least 75% of the aggregate of (i) all Board meetings held during the respective period for which he or she has been a director and (ii) all meetings held by each committee of the Board on which he or she served during the respective period that he or she served on such committee.

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

The current members of the Audit Committee are Messrs. Stevens, Wedren and Ball and Mr. Stevens is the Chairperson. The Audit Committee is required to have at least three members, all of whom must be “independent directors” as defined in the NASDAQ listing standards. Our Board of Directors has determined that it has an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K serving on the Audit Committee, Ronald D. Stevens, and that Mr. Stevens and each of the other Audit Committee members is an “independent director” as defined in Rule 4200(a)(15) of the NASDAQ listing standards. The Board has adopted a written charter for the Audit Committee, which was amended on August 15, 2007. A copy of the amended Audit Committee charter is available on the Company’s website at http://www.westaff.com.

Compensation Committee.  The Compensation Committee adopted a Compensation Committee Charter on February 27, 2006, which was amended on August 15, 2007. The Compensation Committee charter is available on the Company’s website at http://www.westaff.com. The Compensation Committee currently consists of three directors, Janet M. Brady, John G. Ball and Michael R. Phillips. Ms. Brady is its Chairperson. The Compensation Committee is required to have at least three members, all of whom must be “independent.” The Compensation Committee reviews and makes recommendations to the Board regarding the Company’s compensation, incentive-compensation and equity based plans and other elements of the executive compensation program including, but not limited to, executive base salaries, annual and long-term incentives, benefit plans, retirement plans, deferred compensation programs, stock award programs, executive perquisite programs and other matters which the Compensation Committee deems significant. To the extent directed or authorized by the Board, the Compensation Committee adopts or administers such plans on behalf of the Board and the Company. With respect to the CEO and all other executive officers, the Compensation Committee is required to annually review and approve corporate goals and objectives relevant to compensation, evaluate performance in light of those goals and objectives, and determine and approve compensation levels based on this evaluation.

The Compensation Committee works with senior executive officers on benefit and compensation programs for employees and makes recommendations to the Board, including matters related to participation in profit sharing, bonus plans and stock option plans and preparing reports to the extent necessary to comply with applicable disclosure requirements established by the Securities and Exchange Commission or other regulatory bodies. Our Chief Executive Officer is not present and does not participate in the deliberation or voting of the Compensation Committee for his compensation.

Executive Committee.  The Executive Committee consists of four directors, John G. Ball, Michael R. Phillips, Michael T. Willis and Walter W. Macauley. The Executive Committee does not have a chairperson. The Executive Committee adopted a charter of the Executive Committee of our Board of Directors by board resolution on August 15, 2007. The Executive Committee charter is available on the Company’s website at http://www.westaff.com. The Executive Committee exercises the powers of the Board in managing the business and affairs of the Company during the intervals between Board meetings, when action by the Board is necessary or desirable but convening a special Board meeting is not warranted or practical. The Executive Committee is subject at all times to the control of the Board which has the power to revise or alter any action taken by the Executive Committee; provided, however, that no rights of third parties are affected thereby.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee (the “Nominating Committee”) consists of three directors, Gerald E. Wedren, Janet M. Brady and John R. Black. Mr. Wedren is its Chairperson. All of its members are “independent.” The Nominating Committee adopted a charter of the Nominating Committee of our Board of Directors by unanimous consent on February 22, 2006, which was amended on August 15, 2007. The Nominating Committee charter is available on the Company’s website at http://www.westaff.com. The Nominating Committee identifies, screens and reviews individuals qualified to serve as directors; reviews each current director and recommends to the Board whether such director should stand for re-election; and recommends to the Board the nominees for election or re-election at the next annual meeting of stockholders and for filling vacancies that may occur at other times, subject to limitations set forth in the corporate governance guidelines of the Company.

The Company has a policy regarding the consideration of any director candidates recommended by security holders. Nominations of directors by stockholders must be made pursuant to timely notice in writing to the Secretary of the Company for bringing business before a meeting of stockholders. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting, and (b) in the case of a special meeting at which directors are to be elected, not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure was made. Such stockholder’s notice is required to set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Company’s books, of such stockholder and (ii) the class and number of shares of Common Stock which are beneficially owned by such stockholder and also which are owned of record by such stockholder; and (c) as to the beneficial owner, if any, on whose behalf the nomination is made, (i) the name and address of such person and (ii) the class and number of shares of Common Stock which are beneficially owned by such person. In addition, the Nominating Committee remains open to candidates for Directors. The Nominating Committee considers multiple sources for identifying and evaluating nominees for Directors, including, but not limited to, referrals from existing directors or officers, recommendations from a third-party search firm, or suggestions from stockholders. In evaluating individuals for nomination as director, the Nominating Committee is required to endeavor to select individuals who (i) have skills and experience that can be of assistance to management in operating the Company’s business, (ii) demonstrate integrity, accountability and judgment, and (iii) can be expected to add to the total mix of individuals on our Board of Directors so as to give the Company a board of directors that is effective, collegial, diverse and responsive to the needs of the Company.

The Nominating Committee determines the required selection criteria and qualifications of director nominees based upon the Company’s needs at the time nominees are considered. In general, directors should possess personal and professional ethics, integrity and values, and be committed to representing the long-term interests of Westaff’s stockholders. Directors should also have an inquisitive and objective perspective, practical wisdom and mature judgment, and be willing and able to challenge management in a constructive manner. Westaff endeavors to have its Board represent diverse skills and experience at policymaking levels in finance, human resources, marketing, technology and other aspects of business relevant to Westaff’s activities. Directors should be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serving on the Board for an extended period of time. The number of Boards of publicly traded companies or Audit Committees on which outside directors sit should not exceed three (in addition to the Company) without the concurrence of the Nominating Committee and may not, in any event, constitute a conflict of interest. The Nominating Committee will consider these same criteria for candidates regardless of whether the candidate was identified by the Nominating Committee, by stockholders, or any other source.

Director Independence

Our Board of Directors has determined that eight of our non-employee directors are “independent” as defined under the applicable listing standards of the NASDAQ Stock Market. The non-employee directors determined to be independent are as follows: John G. Ball, John R. Black, Janet M. Brady, Walter W. Macauley, Michael R. Phillips, Don K. Rice, Ronald D. Stevens and Gerald E. Wedren. Accordingly, our Board of Directors has determined that at least a majority of the members of our Board of Directors is independent under the applicable listing standards of the NASDAQ Stock Market. Michael T. Willis is not considered independent because Mr. Willis is the current Chief Executive Officer of the Company. In making these determinations, our Board of Directors considered transactions and relationships between each director and his or her immediate family and the Company and our subsidiaries, including those reported in Item 13 “Certain Relationships and Related Transactions” below. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent.

Director Compensation

The following table sets forth the aggregate compensation of each director who is not a Named Executive Officer (as defined under Item 11 “Executive Compensation—Summary Compensation Table for Fiscal Year 2008” below) for fiscal year 2008.

Director Compensation for Fiscal Year 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Ball	34,500	—	10,701	—	—	—	57,202
John R. Black(1)	32,000	—	—	—	—	—	32,000
Janet M. Brady	38,500	—	10,125	—	—	—	48,625
Walter W. Macauley	31,500	—	10,167	—	—	—	41,667
Michael R. Phillips(2)	29,000	—	—	—	—	—	29,000
Don K. Rice	30,000	—	—	—	—	—	30,000
Ronald D. Stevens	40,000	—	10,125	—	—	—	50,125
Gerald E. Wedren	32,966	—	10,701	—	—	—	43,667

(1)                                  In lieu of board fees payable to Mr. Black, management fees in the same amount are paid to H.I.G. Capital Management, Inc. pursuant to the Governance Agreement, as amended. In addition, Mr. Black did not receive any option awards.

(2)                                  In lieu of board fees payable to Mr. Phillips, management fees in the same amount are paid to H.I.G. Capital Management, Inc. pursuant to the Governance Agreement, as amended. In addition, Mr. Phillips did not receive any option awards.

Non-employee members of our Board of Directors each received an annual fee $25,000 pursuant to the Governance Agreement, dated April 29, 2007, which was amended in July 2007 and January 2008. They received an additional fee of

$1,000 for each meeting attended in person. In the event a Board meeting and a committee meeting were held on the same day, the total meeting fee was not more than $1,000 per day. They also received a fee of $500 for each telephonic meeting attended, if called by the Chairperson of our Board of Directors or an employee member of our Board of Directors. The Chairperson of the Compensation Committee and the Chairperson of the Audit Committee received an additional fee of $1,500 per quarter. Pursuant to the Governance Agreement, as amended, board fees payable to Mr. Black and Mr. Phillips are paid to H.I.G. Capital Management, Inc. as management fees.

Non-employee members of our Board of Directors also were reimbursed for their reasonable expenses incurred in connection with attending Board of Directors’ meetings.

We anticipate no increase in our directors’ compensation during fiscal year 2009. No additional compensation was paid to any of the directors during fiscal year 2008 for their committee service.

In addition, non-employee Board of Directors members are eligible to receive periodic option grants under the Automatic Option Grant Program in effect under our 2006 Stock Option/Stock Issuance Plan (the “Stock Option Plan”). Under the Automatic Option Grant Program, each individual who subsequently joins our Board of Directors as a non-employee director will receive at that time an option grant of 3,000 shares, provided such individual has not previously been in our employ. In addition, at each annual stockholders’ meeting each individual who continues to serve as a non-employee Board of Directors member presently is entitled to an option grant of 3,000 shares with an exercise price equal to the fair market value of the option shares on the grant date, provided such individual has served as a Board of Directors member for at least six months.

Each automatic option grant will have a maximum term of ten years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board of Directors’ service. The option will become exercisable for all the option shares upon the optionee’s completion of one year of Board of Directors’ service measured from the grant date. However, the option will become immediately exercisable for all the option shares should the optionee cease Board of Directors service by reason of death or disability or should the Company be acquired by merger or asset sale or change of control during the period of the optionee’s service on our Board of Directors.

Except for Mr. Rice (who had not served as a “Board of Directors member for at least six months at the time of the annual stockholders’ meeting), Mr. Black and Mr. Phillips, each non employee member of our Board of Directors received an option to purchase 3,000 shares of Common Stock during fiscal year 2008 pursuant to the terms of the Automatic Option Grant Program.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all our principal executive, financial and accounting officers. The Code of Ethics is posted on our website at www.westaff.com. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics that apply, by posting such information on our website. Copies of the Code of Ethics will be provided, free of charge, upon written request directed to Investor Relations, Westaff, Inc., P.O. Box 9280, Walnut Creek, CA 94598.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table for Fiscal Year 2008

The following table sets forth the aggregate cash and other compensation for services rendered during fiscal year 2008 and fiscal year 2007 by (1) the individual who served as our principal executive officer (the “PEO”) during fiscal year 2008, (2) our two most highly compensated executive officers (other than the PEO) whose total compensation each exceeded $100,000 during fiscal year 2008 and (3) up to two additional individuals for whom disclosure would have been required to be provided under (2) above but for the fact that the individual was not serving as one of our executive officers at the end of fiscal year 2008. The individuals listed in the following table are collectively referred to as our “Named Executive Officers”.

[still being updated]

Summary Compensation Table for Fiscal Year 2008

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Award(s) ($)(1)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Michael T. Willis (a)	2008	550,000	(2)	—		—	—	—	—	83,743	(3)	633,744
Chief Executive Officer (PEO)	2007	275,000	(4)	150,000	(5)	—	15,710	—	—	41,676	(6)	482,386
Kristi Kennedy (b)	2008	320,000	(7)	—		—	—	—	—	—		320,000
Senior Vice President, Field Operations
Stephen J Russo(c) President and Chief Operating Officer	2008	144,231	(8)	—		—	7,506	—	—	—		151,737
Jeffrey A. Elias(d)	2008	173,965	(9)	—		—	—	—	—	136,474	(10)	310,439
Former Senior Vice President, Corporate Services	2007	198,584	(11)	63,333	(12)	—	12,927	—	—	18,886	(13)	293,730
Dawn M. Jaffray(e)	2008	165,676	(14)	—		—	—	—	—	20,932	(15)	186,608
Former Senior Vice President and Chief Financial Officer	2007	68,038	(16)	—		—	6,796	—	—	9,749	(17)	84,583

(a)                                  Mr. Willis was appointed as our President and Chief Executive Officer effective May 1, 2007.  Upon Stephen J. Russo being named as President of the Company on January 1, 2009, Mr. Willis is currently our Chief Executive Officer and Chairman of the Board.

(b)                                 Ms. Kennedy was appointed as our Senior Vice President, Field Operations effective October 15, 2007

(c)                                  Mr. Russo was appointed as our Executive Vice President and Chief Operating Officer effective June 16, 2008.  On January 1, 2009, Mr. Russo was named President of the Company in addition to his position as Chief Operating Officer.

(d)                                 Mr. Elias resigned as our Senior Vice President, Corporate Services effective May 22, 2008.

(e)                                  Ms. Jaffray resigned as Senior Vice President and Chief Financial Officer effective May 12, 2008.

(1)                                  The amounts reported reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2008, in accordance with Financial Accounting Standards Board Statement No. 123R (Share-Based Payment) (“FAS 123R”), except that estimated forfeitures were excluded in the determination.

(2)                                  Pursuant to Mr. Willis’ employment agreement, he received base pay of $550,000 in fiscal year 2008.

(3)                                  Included in this amount are an allowance of $6,000 per month for housing, automobile and other personal expenses ($72,000), airfare between his home in Houston and the Company’s headquarters, up to one round trip per week, and reasonable expenses of transportation to and from the airport ($11,743).

(4)                                  Pursuant to Mr. Willis’ employment agreement, he received base pay of $275,000 in fiscal year 2007.

(5)                                  Pursuant to Mr. Willis’ employment agreement, he received a guaranteed bonus of $150,000 in fiscal year 2007.

(6)                                  Included in this amount are an allowance of $6,000 per month for housing, automobile and other personal expenses ($36,000), airfare between his home in Houston and the Company’s headquarters, up to one round trip per week, and reasonable expenses of transportation to and from the airport ($5,676).

(7)                                  Ms. Kennedy received a base salary of $320,000 in fiscal year 2008.

(8)                                  Pursuant to Mr. Russo’s employment agreement, he received base pay of $144,231 in fiscal year 2008.

(9)                                  Pursuant to Mr. Elias’ employment agreement, he received base pay of $156,731 in fiscal year 2008 and $17,234 for accrued vacation.

(10)                            Included in this amount are a severance payment equal to twenty-six (26) weeks of his base salary ($125,000) pursuant to a Settlement Agreement and Release in Full dated June 2, 2008 and an allowance not to exceed $3,000 per month for commuting expenses between his home in Palms Springs, California and the Company’s headquarters in Walnut Creek, California ($11,474).

(11)                            Pursuant to Mr. Elias’ employment agreement, he received base pay of $198,584 in fiscal year 2007.

(12)                            In consideration of Mr. Elias agreeing to remain in his position and perform his duties through the retention date of October 31, 2007, he received a one-time lump sum payment equal to four months of his base salary or $63,333.

(13)                            Included in this amount are his relocation expenses from Palm Springs, California to Walnut Creek, California, which includes airfare & meals ($12,404), temporary housing ($3,326) and transportation ($3,156).

(14)                            Pursuant to Ms. Jaffray’s employment agreement, she received base pay of $149,461 in fiscal year 2008 and $16,215 for accrued vacation.

(15)                            Included in this amount is an allowance not to exceed $3,000 per month for commuting expenses between her home in Indio, California and the Company’s headquarters in Walnut Creek, California ($20,932).

(16)                            Pursuant to Ms. Jaffray’s employment agreement, she received base pay of $68,038 in fiscal year 2007.

(17)                            Included in this amount are her temporary housing ($7,734), airfare between her home in Indio, California and Walnut Creek, California ($1,126) and transportation ($889).

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2008

The following table sets forth the stock option and stock awards of each of our Named Executive Officers outstanding at the end of fiscal year 2008.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael T. Willis	33,331	66,669	—	4.34	8/14/2017	—	—	—	—
Stephen J. Russo	—	150,000	—	1.05	6/24/2015	—	—	—	—
Kristi Kennedy	12,500	37,500	—	4.02	10/14/2014	—	—	—	—
Dawn M. Jaffray	—	—	—	—	—	—	—	—	—
Jeffrey A. Elias	—	—	—	—	—	—	—	—	—

Potential Payments to Current Named Executive Officers Upon Termination of Employment or Change in Control

Mr. Willis, Mr. Russo and Ms. Kennedy are current Named Executive Officers who have employment agreements and/or change in control agreements with the Company that provide them with certain benefits upon a termination of employment or change in control.  Ms. Jaffray and Mr. Elias have been excluded from the discussion below, as they resigned from the Company, effective May 12, 2008 and May 22, 2008, respectively.

On January 28, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Koosharem Corporation, a California corporation doing business as Select Staffing (“Koosharem”) and Select Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Koosharem (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Koosharem (the “Merger”), in accordance with and subject to the terms and conditions set forth in the Merger Agreement. For additional information regarding the Merger Agreement and the proposed merger, please refer to the definitive proxy statement that the Company filed with the SEC on February 23, 2009 and mailed to the Company’s stockholders in connection with the planned special meeting of stockholders to be held on March 17, 2009 and at which the Company’s stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement and the transactions contemplated thereby.

Michael T. Willis

Under Mr. Willis’ employment agreement if his employment is terminated by the Company without cause or by him for good reason within 12 months following a change of control: (1) any Company stock options awarded to him that vest solely upon length of service will become immediately vested and exercisable and (2) the Company will make a lump-sum cash payment to him equal to 50% of his then-current base salary, pro-rated based on the number of calendar months he is employed during the fiscal year in which such termination occurs.

Under Mr. Willis’ employment agreement, a “change of control” means a change in ownership or control of the Company effected through a merger, consolidation or acquisition by any person or related group of persons (other than an acquisition by the Company or by a Company-sponsored employee benefit plan or by a person or persons that directly or indirectly controls, is controlled by, or is under common control with the Company) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of the outstanding securities of the Company, but does not include any changes prior to the date of his employment agreement or any changes pursuant to actions taken by DelStaff, LLC, which is our principal stockholder (“DelStaff”).

If Mr. Willis’ employment is terminated by the Company without cause or by him for good reason within 12 months following the consummation of the proposed Merger, then, in addition to any benefits unrelated to a change of control for which he is eligible under his employment agreement (described below): (1) the estimated lump-sum cash amount payable to him will be equal to $275,000 assuming he is employed for a full 12 calendar months during the fiscal year in which his termination occurs and (2) he would not receive any benefit from the immediate vesting and exercisability of any Westaff stock options awarded to him, as the exercise prices of his options are greater than the merger consideration provided under the Merger Agreement.

Mr. Willis’s employment agreement also provides for severance benefits to Mr. Willis in the event his employment is terminated by the Company without cause or by him for good reason equal to the lesser of (a) salary continuation based upon his then-current base salary for a period of 18 months following his termination or (b) salary continuation based upon his then-current base salary for a period commencing on the date of his termination and ending on June 1, 2010. Furthermore, if Mr. Willis is terminated by the Company without cause or by him for good reason and Mr. Willis elects to maintain his medical coverage under COBRA than the Company is obligated to pay Mr. Willis’ COBRA premiums until the earlier of (1) the date on which Mr. Willis ceases to receive the severance benefits discussed above or (2) the date on which Mr. Willis becomes eligible for coverage under another employer’s health plan.

As a result of Westaff’s severance obligation under Mr. Willis’s employment agreement, if Mr. Willis’ employment is terminated by the Company without cause or by him for good reason, then he would be entitled to a lump-sum cash payment equal to $825,000 (excluding the value of any COBRA premiums paid by the Company).

Under Mr. Willis’ employment agreement, a termination “without cause” would be a termination by the Company other than a termination resulting from: Mr. Willis’s commission of a crime involving dishonesty, breach of trust, or physical harm to any person, Mr. Willis willfully engaging in conduct that is in bad faith and materially injurious to the Company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement; Mr. Willis committing a material breach of his employment agreement (subject to a cure period), Mr. Willis willfully refusing to implement or follow a lawful policy or directive of Westaff (subject to a cure period), or Mr. Willis engaging in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally.

Under Mr. Willis’ employment agreement, a resignation by Mr. Willis would be for “good reason” if it is based upon any of the following events if effected by the Company without Mr. Willis’s consent: (1) a change in Mr. Willis’s position with the Company which materially reduces his duties, responsibilities or authority; or (2) a material reduction in Mr. Willis’s base salary or bonus eligibility, except for reductions that are comparable to reductions generally applicable to all similarly situated senior executives of the Company; or (3) Mr. Willis is removed from our Board of Directors (other than for cause, as determined under Delaware law) or not elected by the Company’s stockholders to serve on the board of directors.

Stephen J. Russo

Under Mr. Russo’s employment agreement, the Company may terminate Mr. Russo’s employment at any time for any reason, without cause, in which case he will be entitled to a severance payment. Under Mr. Russo’s employment agreement, “for cause” means he (i) acts in bad faith, or in breach of trust, to the detriment of the Company, (ii) refuses or fails to act in accordance with any policy of the Company or any specific direction or order of the Company, (iii) exhibits, in regard to his employment and as determined by the Company in its sole discretion, unfitness or unavailability for service, unsatisfactory or inadequate performance (including but not limited to his failure or inability to meet the Company’s expectations, goals, standards and/or deadlines with respect to his duties), misconduct, dishonesty, habitual neglect of duties or incompetence, (iv) commits, is convicted of, or pleads no contest to a crime involving dishonesty, breach of trust, moral turpitude, or physical harm to any person, (v) breaches any material term of his employment agreement or any other agreement that he has entered into with the Company, (vi) dies, or (vii) becomes disabled and therefore unable to perform the essential duties of his position for a period of more than 12 workweeks within any 12-month period.

If his employment is terminated without cause within one year from his date of hire or if the Company relocates its headquarter offices outside a thirty-five (35) mile radius of 298 N. Wiget Lane, Walnut Creek, California or his duties and responsibilities are significantly reduced without cause, his severance payment shall be equal to six months pay at his current base salary and paid in the form of salary continuation for a period of six months. Assuming such termination were to have occurred on the last business day of fiscal year 2007 (i.e. October 31, 2008), Mr. Russo would have been eligible to receive $187,500 as his severance payment.

Under Mr. Russo’s change in control agreement, if his employment is terminated without cause or by him for good reason within three months prior to or six months after a change in control, then, in addition to any benefits unrelated to a change of control (including those described below): (1) he is entitled to a lump-sum payment equal to a total of six months of his then-current base salary and (2) if he timely elects COBRA coverage, Westaff will pay the premiums for his COBRA coverage until the earlier of six months following his termination or the first date that he is covered under another employer’s health benefit program providing substantially the same or better benefit options. In addition, under Mr. Russo’s change in control agreement, in the event of a change of control and regardless of whether he is terminated, any Westaff stock options held by him will become fully vested and become exercisable upon such change of control.

Under Mr. Russo’s change of control agreement, a “change of control” means the happening of one or more of the following (but excluding any acquisition by DelStaff): (1) a liquidation or dissolution of the Company (excluding transfer to subsidiaries) or the sale of all or substantially all of the assets of the Company, (2) as a result of a tender offer, stock purchase, other stock acquisition, merger, consolidation, recapitalization, reverse split or sale or transfer of assets, any person or group (as such terms are used in Section 13(d)(3) or 14(d)(2) of the Exchange Act, but excluding the Company or any subsidiary or any employee benefit plan sponsored by the Company or any subsidiary) becomes beneficial owner (as defined in Section 13(d) of the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the Company common stock then outstanding, (3) if at least a majority of the Company’s board of directors is replaced in any 12-month period by individuals not elected or nominated by a majority of directors then in office, or (4) the Company merges or consolidates with any other corporation (other than an affiliate of the Company) and is not the surviving corporation (or survives only as a subsidiary of another corporation).

If Mr. Russo’s employment is terminated by the Company without cause or by him for good reason within three months prior to or six months after consummation of the proposed Merger, in addition to any benefits unrelated to a change of control for which he is eligible under his employment agreement: (1) the estimated lump-sum payment payable to him will be equal to $187,500 and (2) the estimated amount of the benefit of the immediate vesting and exercisability of the 150,000 Company stock options currently held by him will be $30,000.

Kristi Kennedy

Under Ms. Kennedy’s change in control agreement, if her employment is terminated without cause or by her for good reason within three months prior to or six months after a change in control, then, in addition to any benefits unrelated to a change of control (including those described below): (1) she is entitled to a lump-sum payment equal to a total of six months of her then-current base salary and (2) if she timely elects COBRA coverage, Westaff will pay the premiums for her COBRA coverage until the earlier of six months following her termination or the first date that she is covered under another employer’s health benefit program providing substantially the same or better benefit options. In addition, under Ms. Kennedy’s change in control agreement, in the event of a change of control and regardless of whether she is terminated, any Company stock options held by her will become fully vested and become exercisable upon such change of control.

Under Ms. Kennedy’s change of control agreement, a “change of control” means the happening of one or more of the following (but excluding any acquisition by DelStaff): (1) a liquidation or dissolution of the Company (excluding transfer to subsidiaries) or the sale of all or substantially all of the assets of the Company, (2) as a result of a tender offer, stock purchase, other stock acquisition, merger, consolidation, recapitalization, reverse split or sale or transfer of assets, any person or group (as such terms are used in Section 13(d)(3) or 14(d)(2) of the Exchange Act, but excluding the Company or any subsidiary or any employee benefit plan sponsored by the Company or any subsidiary) becomes beneficial owner (as defined in Section 13(d) of the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the Company common stock then outstanding, (3) if at least a majority of the Company’s board of directors is replaced in any 12-month period by individuals not elected or nominated by a majority of directors then in office, or (4) the Company merges or consolidates with any other corporation (other than an affiliate of the Company) and is not the surviving corporation (or survives only as a subsidiary of another corporation). Pursuant to a letter agreement between the Company and Ms. Kennedy, Ms. Kennedy is deemed to be involuntarily terminated upon a Change in Control if the acquirer is Select Staffing, Inc. and/or any of its affiliates.

If Ms. Kennedy’s employment is terminated by the Company without cause or by her for good reason within three months prior to or six months after consummation of the proposed Merger, in addition to any benefits unrelated to a change of control for which she is eligible under her employment agreement: (1) the estimated lump-sum payment payable to her will be equal to $160,000, (2) the estimated amount of the benefit of the immediate vesting and exercisability of the 75,000 Company stock options currently held by her will be $63,000 and (3) the estimated amount of the benefit of the immediate vesting and exercisability of the 25,000 Company restricted stock units held by her will be $31,250.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of Westaff common stock as of February 20, 2009 for (1) all persons who are known to Westaff to be beneficial owners of 5% or more of the outstanding shares of Westaff common stock, (2) each of Westaff’s directors, (3) Westaff’s named executive officers and (4) all of Westaff’s directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. For purposes of the following table, beneficial ownership includes shares subject to outstanding unexercised rights to acquire that (1) are currently exercisable, (2) are exercisable within 60 days following February 20, 2009 or (3) if the proposed Merger is completed, would become exercisable in connection with the proposed Merger by operation of applicable change-in-control provisions.  Unless otherwise noted, the address of each person identified below is c/o Westaff, Inc., 298 North Wiget Lane, Walnut Creek, California 94598-2453.  The information set forth in the table below is as of February 20, 2009.

Name and Address of Beneficial Owner	Number of Shares Owned	Number of Shares Subject to Outstanding Rights to Acquire	Total Shares Beneficially Owned	Percent of Outstanding Shares
5% Stockholders:
DelStaff, LLC(1) H.I.G. Staffing 2007, Ltd. H.I.G. Capital Partners III, L.P. H.I.G. Advisors III, L.L.C. H.I.G.-GPII, Inc. Sami W. Mnaymneh Anthony A. Tamer 1001 Brickell Bay Drive, 27th Floor Miami, FL 33131	8,262,696	0	8,262,696	49.5%
Sorensen Trust(2) D. Stephen Sorensen Shannon P. Sorensen Koosharem Corporation 3820 State Street Santa Barbara, CA 93105	2,032,903	0	2,032,903	12.17%
Auber Investments Ltd. (3) Prince Resources LDC Prince Capital Partners LLC David Mayer 2 Grand Central Tower 140 East 45th Street, 28th Floor New York, NY 10017	1,500,000	0	1,500,000	8.98%
Directors and Named Executive Officers:
Gerald E. Wedren(4)	—	6,000	6,000	*
Ronald D. Stevens(5)	—	21,000	21,000	*
John G. Ball(6)	—	6,000	6,000	*
Janet M. Brady(7)	—	21,000	21,000	*
John R. Black(8)	8,262,696	—	8,262,696	49.5%
Michael R. Phillips(9)	8,262,696	—	8,262,696	49.5%
Michael T. Willis(10)	8,262,696	100,000	8,362,696	50%
Don K. Rice(11)	—	3,000	3,000	*
Walter W. Macauley(12)	—	6,000	6,000	*
Stephen J. Russo(13)	—	150,000	150,000	*
Kristi K. Kennedy(14)	—	150,000	150,000	*
Dawn M. Jaffray(15)	—	—	—	—
Jeffrey A. Elias(16)	—	—	—	—
All directors and executive officers as a group:	8,262,696	638,000	8,900,696	53.3%

*                                         Less than one percent

(1)                                 Security ownership information for the beneficial ownership is taken from the Form SC 13D filed with the SEC on March 13, 2007. H.I.G. Staffing 2007, Ltd. (“HIG Staffing”), a member of DelStaff, owns a majority of the outstanding common units of DelStaff and thus may be deemed to indirectly have sole power to direct the voting and disposition of the shares held by DelStaff. H.I.G. Capital Partners III, L.P. (“HIG Capital Partners”) owns a majority of the outstanding common stock of HIG Staffing and thus may be deemed to indirectly have sole power to direct the voting and disposition of the shares held by DelStaff. H.I.G. Advisors III, L.L.C. (“HIG Advisors”) is the general partner of HIG Capital Partners and thus may be deemed to indirectly have sole power to direct the voting and disposition of the shares held by DelStaff. H.I.G.-GPII, Inc. (“HIG GP”) is the manager of HIG Advisors and thus may be deemed to indirectly have sole power to direct the voting and disposition of the shares held by DelStaff. Messrs. Mnaymneh and Tamer control HIG GP and thus may be deemed to indirectly share power to direct the voting and disposition of the shares held by DelStaff. Messrs. Mnaymneh and Tamer each disclaims beneficial ownership of such shares.

(2)                                 Security ownership information for the beneficial ownership is taken from the Form SC 13D/A filed with the SEC on February 2, 2009, but excludes the 8,262,696 shares of Westaff common stock owned by DelStaff that are reported as beneficially owned by Koosharem in such Form SC 13D/A. Subject to the terms and conditions of the stock & note purchase agreement, dated as of January 28, 2009, the excluded 8,262,696 shares of Westaff common stock will be sold by DelStaff to Koosharem immediately prior to the consummation of the proposed Merger.

(3)                                 Security ownership information for the beneficial ownership is taken from the Form SC 13G/A filed with the Securities and Exchange Commission, or SEC, on January 26, 2009.

(4)                                 Includes unexercised options to purchase 6,000 shares of Westaff common stock beneficially owned by Mr. Wedren under the 2006 Stock Incentive Plan.

(5)                                 Includes unexercised options to purchase 21,000 shares of Westaff common stock beneficially owned by Mr. Stevens under the 1996 Stock Option/Stock Issuance Plan and 2006 Stock Incentive Plan.

(6)                                 Includes unexercised options to purchase 6,000 shares of Westaff common stock beneficially owned by Mr. Ball under the 2006 Stock Incentive Plan.

(7)                                 Includes unexercised options to purchase 21,000 shares of Westaff common stock beneficially owned by Ms. Brady under the 1996 Stock Option/Stock Issuance Plan and 2006 Stock Incentive Plan.

(8)                                 Mr. Black is a manager of DelStaff and a Managing Director of H.I.G. Capital, L.L.C., an affiliate of DelStaff, and, as such, may be deemed to beneficially own shares of common stock of the Company held by DelStaff. Mr. Black disclaims beneficial ownership of such shares. Mr. Black’s address is 855 Boylston Street, 11th Floor, Boston, Massachusetts 02116.

(9)                                 Mr. Phillips is a manager of DelStaff and a Principal of H.I.G. Capital, L.L.C, an affiliate of DelStaff, and, as such, may be deemed to beneficially own shares of common stock of the Company held by DelStaff. Mr. Phillips disclaims beneficial ownership of such shares. Mr. Phillips’ address is 855 Boylston Street, 11th Floor, Boston, Massachusetts 02116.

(10)                           Mr. Willis is a manager and member of DelStaff and, as such, may be deemed to beneficially own shares of common stock of the Company held by DelStaff. Mr. Willis disclaims beneficial ownership of disclaims beneficial ownership of such shares. Mr. Willis’ address is 1400 Post Oak Boulevard, Suite 200, Houston, Texas 77056. Includes unexercised options to purchase 100,000 shares of Westaff common stock beneficially owned by Mr. Willis under the 2006 Stock Incentive Plan.

(11)                           Includes unexercised options to purchase 3,000 shares of Westaff common stock beneficially owned by Mr. Rice under the 2006 Stock Incentive Plan.

(12)                           Includes unexercised options to purchase 6,000 shares of Westaff common stock beneficially owned by Mr. Macauley under the 2006 Stock Incentive Plan.

(13)                           Includes unexercised options to purchase 150,000 shares of Westaff common stock beneficially owned by Mr. Russo under the 2006 Stock Incentive Plan.

(14)                           Includes unexercised options to purchase 125,000 shares of Westaff common stock beneficially owned by Ms. Kennedy under the 2006 Stock Incentive Plan and unexercised restricted stock units to acquire 25,000 shares of Westaff common stock beneficially owned by Ms. Kennedy.

(15)                           Ms. Jaffray resigned as our Senior Vice President, Chief Financial Officer effective May 12, 2008. Reflects Ms. Jaffray’s beneficial ownership as of her resignation date based solely on information available to Westaff.

(16)                           Mr. Elias resigned as Senior Vice President, Corporate Services, effective May 22, 2008. Reflects Mr. Elias’ beneficial ownership as of his resignation date based solely on information available to Westaff.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Promissory Note Payable to W. Robert Stover

Our wholly-owned subsidiary, Westaff (USA), Inc., previously executed an unsecured subordinated promissory note dated April 1, 2002, payable to W. Robert Stover, its former principal stockholder and Chairman of our Board of Directors, in the amount of $2.0 million. The initial term of the note was one year with an interest rate of 12% per annum, payable monthly on the last business day of each calendar month. On May 17, 2002, the note was amended and restated to extend the maturity date to August 18, 2007. Additionally, the interest rate and payment schedule were amended to a rate equal to the U.S. Index Rate plus seven percent, compounded monthly payable 60 calendar days after the end of each of our fiscal quarters. The interest rate in effect on November 1, 2008, was 11.00%. Payment of principal and interest is contingent on us meeting minimum availability requirements under our credit facility. Additionally, payments of principal or interest are prohibited in the event of any default under the credit facility. Following our default at the end of third quarter of fiscal year 2007 , our lender prohibited the repayment of the note at its maturity and have denied our request to pay quarterly interest. Interest expense on this note for fiscal year 2008 was $0.3 million, all of which was accrued but unpaid at year end.  In total, interest expense on this note accrued but unpaid is $0.4 million.

DelStaff Transactions

Some of our directors and executive officers are affiliated with DelStaff, which is our principal stockholder.  As of February 20, 2009, DelStaff owned 8,262,696 shares of Westaff common stock, which represented approximately 49.5% of the total number of shares of Westaff common stock outstanding.  John R. Black, who is a director of Westaff, is a manager of DelStaff and a managing director of H.I.G. Capital, L.L.C., an affiliate of DelStaff. Michael R. Phillips, who is a director of Westaff, is a manager of DelStaff and a principal of H.I.G. Capital, L.L.C, an affiliate of DelStaff.  Michael T. Willis, who is Westaff’s chief executive officer and chairman of the board of directors, is a manager and member of DelStaff.

Subordinated Loan Agreement

On August 25, 2008, we entered into a subordinated loan agreement with DelStaff, which provides for a $3.0 million subordinated loan facility.  This subordinated loan facility may be used by the Company for working capital and general business purposes during the term of the facility. The unpaid principal balance under this subordinated loan facility bears interest at an annual rate of twenty percent (20%). Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount under this subordinated loan facility. A default rate applies on all obligations under this subordinated loan facility from and after the maturity date (August 15, 2009) and also during the existence of an event of default (as specified in the subordinated loan agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate and if principal is not repaid on the maturity date, an additional 5% of outstanding principal must be paid along with the default rate interest. The obligations under the subordinated loan agreement are secured by a security interest in substantially all of the existing and future assets (the “Subordinated Collateral”) of the Company. The lien granted to DelStaff in the subordinated collateral is subordinated to the lien in that same collateral granted to U.S. Bank. Borrowings in excess of $1.0 million require DelStaff’s approval. The subordinated loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an intercreditor agreement. Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the subordinated loan agreement, subject to the terms of the intercreditor agreement. The outstanding loan balance at November 1, 2008 was $2.2 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance. Accrued and unpaid interest on this note at November 1, 2008 was $40,000. The Company borrowed an additional $500,000 under the subordinated loan agreement on January 7, 2009 and an additional $500,000 on January 29, 2009.

DelStaff Stock & Note Purchase Agreement

Concurrently with the execution of the Merger Agreement, Koosharem and DelStaff entered into a stock & note purchase agreement.  Subject to the terms and conditions of the stock & note purchase agreement, Koosharem will purchase: (1) all Westaff common stock owned by DelStaff in exchange for first lien term loan debt to be issued by Koosharem under Koosharem’s first lien credit facility bearing a face amount of $40 million; and (2) all of the then outstanding subordinated notes issued by Westaff to DelStaff under its loan agreement, dated as of August 25, 2008, by and among Westaff, Westaff (USA), Westaff Support, Inc., MediaWorld International (as borrowers) and DelStaff, in exchange for first lien term loan debt to be issued by Koosharem under Koosharem’s first lien credit facility bearing a face amount equal to the actual principal amount of the then outstanding Westaff subordinated notes held by DelStaff, but which face amount shall not exceed $3 million.  In addition, subject to the terms and conditions of the stock & note purchase agreement, DelStaff has agreed (1) to vote all of its shares of Westaff common stock in favor of the merger and against any third-party proposal to acquire Westaff and (2) not to transfer its shares of Westaff common stock other than in accordance with the merger agreement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Aggregate fees billed by BDO Seidman, LLP, its member firms and their respective affiliates (collectively the “BDO Entities”) for the audit of the annual consolidated financial statements included in the Company’s Annual Report on

Form 10-K for fiscal year ended November 3, 2007 and for the reviews of the consolidated financial statements included in the Company’s Form 10-Q for quarters ended January 20, 2007 (limited procedures to rely on opening balances), April 14, 2007 and July 7, 2007 were $555,360.  Aggregate fees billed by the BDO Entities for the audit of the annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal year ended November 1, 2008 and for the reviews of the consolidated financial statements included in the Company’s Form 10-Q for quarters ended January 26, 2008, April 19, 2008 and July 12, 2008 were $871,696.

Audit-related Fees

Aggregate fees billed by the BDO Entities for audit related services for the fiscal year ended November 3, 2007 were $91,000 principally for the statutory audits of the Company’s United Kingdom (UK) and Australia operations.  Aggregate fees billed by the BDO entities for audit related services for the fiscal year ended November 1, 2008 were $80,722 principally relating to cutoff work performed for the sale of the Company’s UK operations, the statutory audit of the Australia operations, consultations during the due diligence process for the sale of the Australia and New Zealand operations and review of the Form 8-K filing for the sale of the Australia and New Zealand operations.

Tax Fees

There were no tax fees paid to the BDO Entities for the fiscal year ended November 3, 2007.  Aggregate tax fees billed by the BDO Entities for the fiscal year ended November 1, 2008 were $25,000.

All Other Fees

No other fees were billed by the BDO Entities for fiscal years ended November 3, 2007 and November 1, 2008.

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

The Audit Committee approves all services to be provided by the BDO Entities prior to services being provided. This duty shall be performed by the Chairman of the Audit Committee with any such pre-approval reported to the full Audit Committee at its next regularly scheduled meeting.

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

Based solely on the Company’s review of such forms and amendments thereto furnished to the Company and written representations from certain reporting persons, the Company believes that all executive officers, directors and greater than 10% stockholders complied with all filing requirements applicable to them with respect to transactions during fiscal year 2008.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits filed as part of this Amendment No. 1 are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAFF, INC.

By:	/s/ MICHAEL T. WILLIS
Michael T. Willis
Chief Executive Officer
Date: March 2, 2009

Signature	Title	Date

*	Chief Executive Officer and Chairman of the Board of Directors	March 2, 2009
Michael T. Willis	(Principal Executive Officer)

*	President and Chief Operating Officer	March 2, 2009
Stephen J. Russo	(Principal Operations Officer)

*	Senior Vice President and	March 2, 2009
Christa C. Leonard	Chief Financial Officer (Principal Financial Officer)

*	Vice President, Controller	March 2, 2009
Sean P. Wong	(Principal Accounting Officer)

*
John G. Ball	Director	March 2, 2009

*
John R. Black	Director	March 2, 2009

*
Janet M. Brady	Director	March 2, 2009

*
Walter W. Macauley	Director	March 2, 2009

*
Michael R. Phillips	Director	March 2, 2009

*
Don K. Rice	Director	March 2, 2009

*
Ronald D. Stevens	Director	March 2, 2009

*
Gerald E. Wedren	Director	March 2, 2009

*By:	/s/ MICHAEL T. WILLIS
Michael T. Willis
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).