Form 10-Q
period 2009-01-24
WESTAFF INC
filed 2009-03-16
CIK 931911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 24, 2009

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

Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 12, 2009
Common Stock, $0.01 par value per share	16,702,651 shares

WESTAFF, INC.

FORM 10-Q

For the quarterly period ended January 24, 2009

Part l.  Financial Information

Item 1.  Financial Statements (Unaudited)

Westaff, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	January 24, 2009	November 1, 2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,325	$86
Restricted cash	10,014	5,048
Trade accounts receivable, less allowance for doubtful accounts of $797 and $979	23,240	35,812
Prepaid expenses	1,859	1,845
Other current assets	4,097	1,733
Current assets held for sale	—	13,930

Total current assets	43,535	58,454

Property and equipment, net	8,518	9,583
Intangible assets	3,500	3,504
Other long-term assets	1,250	1,923
Long term assets held for sale	—	1,527
Total assets	$56,803	$74,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$494	$587
Notes payable to related parties	4,799	4,150
Accounts payable	905	1,431
Accrued expenses	13,057	16,499
Short-term portion of workers compensation obligation	8,022	7,975
Income taxes payable	396	379
Current liabilities held for sale	—	8,956
Total current liabilities	27,673	39,977

Long-term capital lease obligations	122	165
Long-term portion of workers compensation obligation	15,000	15,300
Other long-term liabilities	310	805
Long-term liabilities held for sale	—	125
Total liabilities	43,105	56,372

Commitments and contingencies (Notes 8 and 10)

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized and unissued: 1,000,000 shares
Common stock, $0.01 par value; authorized: 25,000,000 shares; issued and outstanding:16,697,010 at January 24, 2009 and November 1, 2008	167	167
Additional paid-in capital	39,779	39,727
Accumulated deficit	(26,248)	(21,943)
Accumulated other comprehensive income	—	668
Total stockholders’ equity	13,698	18,619
Total liabilities and stockholders’ equity	$56,803	$74,991

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	12 Weeks Ended
	January 24, 2009	January 26, 2008
	(In thousands, except per share amounts)

Revenue	$51,548	$81,048

Costs of services	42,806	66,515

Gross profit	8,742	14,533

Franchise agents’ share of gross profit	2,200	3,397
Selling and administrative expenses	10,438	12,106
Restructuring expense (benefit)	52	(150)
Depreciation and amortization	1,118	1,144

Operating loss from continuing operations	(5,066)	(1,964)

Interest expense	593	598
Interest income	(7)	(9)

Loss from continuing operations before income taxes	(5,652)	(2,553)
Income tax benefit	—	(487)
Loss from continuing operations	(5,652)	(2,066)

Discontinued operations:
Income (loss) from discontinued operations	(400)	171
Gain on sale, net of income taxes	1,747	—

Total income from discontinued operations, net of income taxes	1,347	171

Net loss	$(4,305)	$(1,895)

(Loss) earnings per share:
Continuing operations - basic and diluted	$(0.34)	$(0.12)
Discontinued operations - basic and diluted	$0.08	$0.01

Loss per share:
Basic and diluted	$(0.26)	$(0.11)

Weighted average shares outstanding - basic	16,697	16,697
Weighted average shares outstanding - diluted	16,697	16,697

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	12 Weeks Ended
	January 24,	January 26,
	2009	2008
	(In thousands)
Cash flows from operating activities
Net loss	$(4,305)	$(1,895)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,125	1,375
Stock-based compensation	42	74
Provision for losses on doubtful accounts	417	389
Amortization of deferred gain on sale-leaseback	(172)	(177)
Amortization of debt issuance costs	123	68
Deferred income taxes	—	(656)
Gain on sale of discontinued operations, net of income taxes	(1,747)	—
Amortization of deferred gain from sales of affiliate operations	—	(618)
Loss on sale or disposal of assets	1	159
Changes in assets and liabilities:
Trade accounts receivable	12,291	3,968
Other assets	(15)	820
Accounts payable and accrued expenses	(4,230)	(5,456)
Income taxes payable	17	13
Other liabilities	(638)	(1,441)

Net cash provided by (used in) operating activities	2,909	(3,377)

Cash flows from investing activities
Capital expenditures	(10)	(710)
Proceeds from sale of discontinued operations, net of cash acquired by purchaser of $1,113 and net of cash funded by seller of $2,052	7,553	—
Expenses related to sale of discontinued operations	(533)	—
Payments received on notes	25	31
Issuance of notes receivable	(39)	(5)
Other, net	—	49

Net cash provided by (used in) investing activities	6,996	(635)

Cash flows from financing activities
Restricted cash under line of credit	(4,966)	—
Net borrowings (payments) under line of credit agreements	(5,172)	3,363
Principal payments on capital lease obligations	(136)	(118)
Payment of debt issuance costs	(9)	(2)
Proceeds from notes payable - related parties	500	—

Net cash provided by (used in) financing activities	(9,783)	3,243

Effect of exchange rate changes on cash	77	(62)

Net change in cash and cash equivalents	199	(831)
Cash and cash equivalents at beginning of period	4,126	3,277
Cash and cash equivalents at end of period	$4,325	$2,446

Supplemental disclosures of cash flow information
Cash paid during the quarter for:
Interest	$200	$447
Income taxes paid, net	36	23

See accompanying notes to condensed consolidated financial statements.

Westaff, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation

Westaff, Inc. and its subsidiaries (the “Company” or “Westaff”) provide staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States (“US”).  On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries and, in the second quarter of fiscal year 2008, the Company sold its former United Kingdom operations and related subsidiary.  The accompanying condensed consolidated financial statements of Westaff, Inc. and its domestic and discontinued foreign subsidiaries as of January 24, 2009 and for the 12-week periods ended January 24, 2009 and January 26, 2008 are unaudited.

The Company provides staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies through its network of Company-owned and franchise agent offices.  Westaff’s primary focus is on recruiting and placing clerical/administrative and light industrial personnel. Its corporate headquarters provides support services to the field offices in marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

The condensed consolidated financial statements, in the opinion of management, reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The condensed consolidated balance sheet as of November 1, 2008 presented herein, has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2009 (the “2008 Form 10-K”).

The Company’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the audited consolidated financial statements included in the 2008 Form 10-K.  Except as disclosed herein, there were no changes to these policies during the 12-week period ended January 24, 2009.  Certain financial information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States that are not required for interim reporting purposes have been condensed or omitted.  The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.

The Company’s fiscal year ends on the Saturday nearest the end of October and consists of either 52 or 53 weeks.  For interim reporting purposes, the Company’s first three fiscal quarters consist of 12 weeks each, while the Company’s fourth fiscal quarter consists of 16 or 17 weeks.  The Company’s results of operations for the 12-week period ended January 24, 2009 are not necessarily indicative of the results to be expected for the Company’s full fiscal year or for any future period.

Discontinued operations and assets held for sale

On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries and on March 31, 2008, the Company sold its former United Kingdom (U.K.) operations and related subsidiary. See Note 4. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of the discontinued operations are separately stated in the accompanying consolidated statements of operations for the 12 weeks ended January 24, 2009 and January 26, 2008. The assets and liabilities for the Company’s former Australia and New Zealand subsidiaries as of November 1, 2008 are shown in the balance sheet as held for sale. The cash flows from discontinued operations are not separately classified in the Company’s condensed consolidated statements of cash flows for all periods presented.

Asset and liability balances as of November 1, 2008 and the statement of operations for the 12-week period ended January 24, 2009 and for the same period of fiscal year 2008 pertaining to the Company’s former United Kingdom, Australia, and New Zealand subsidiaries are set forth in Note 4.

Going concern considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from this uncertainty. Through January 24, 2009, the Company has experienced significant loss of revenue in its business operations and continues to experience operating losses.  Additionally, the Company is in default of certain covenants under its primary credit facility, which is a financing agreement, dated as of February 14, 2008, by and among the Company’s wholly-owned subsidiary Westaff (USA), Inc. (as borrower), the Company (as parent guarantor), U.S. Bank National Association, as a lender, agent and letter of credit issuer (“U.S. Bank”) and Wells Fargo Bank, National Association, as a lender (“Wells Fargo”), as amended (the “Financing Agreement”).  The Financing Agreement currently provides for a five-year revolving credit facility. As discussed in Note 8 and 18, the Company is currently in default under certain covenants of the Financing Agreement and, subsequent to the end of the first quarter of fiscal year 2009, on February 18, 2009, the Company entered into a new Third Amended and Restated Forbearance Agreement with U.S. Bank and Wells Fargo that provides for a forbearance period ending on April 7, 2009 (the “Third Amended and Restated Forbearance Agreement”).

Among other things, pursuant to the Third Amended and Restated Forbearance Agreement, the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated. Because the Company no longer has any right to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit), if the Company’s available cash is insufficient to satisfy the Company’s liquidity requirements and the Company is unable to find alternative sources of capital, the Company may be unable to continue its operations as a going concern.

These liquidity issues raise substantial doubt about whether the Company will continue as a going concern. The Company has been in discussions with its lenders under the Financing Agreement as to the steps it needs to take to resolve this situation, but there can be no assurance that the lenders will continue to forbear from exercising any of their default rights and remedies in response to the Company’s noncompliance with any one or more of the loan covenants. The Company’s ability to continue as a going concern is dependent on the Company’s ability to comply with the loan covenants and the lenders’ willingness to waive any noncompliance with such covenants and/or forbear from exercising any of their default rights and remedies.

In response to the continued default, on August 25, 2008, the Company secured a $3.0 million subordinated loan facility with DelStaff, LLC (“DelStaff”), which is the Company’s principal stockholder. As of January 24, 2009, loans in an aggregate principal amount of $2.7 million, including a $0.2 million facility fee, were outstanding under this facility, the proceeds of which were used by the Company for working capital and general business purposes.  On January 29, 2009, the Company was advanced an additional loan in an aggregate principal amount of $500,000 from DelStaff.  No additional borrowings are available to the Company under this facility See Note 18.

On January 22, 2009, The Travelers Indemnity Company (“Travelers”), which is the Company’s workers’ compensation insurance carrier, agreed to extend the coverage period of the Company’s workers’ compensation insurance, which had been originally set to expire on February 1, 2009, through April 1, 2009 which required $1.0 million in cash collateral as of November 1, 2008 and $0.3 million as of February 28, 2009. The collateral is included in other current assets.  The letter of credit supporting the workers’ compensation insurance, which had been originally set to expire on February 28, 2009, was extended to April 7, 2009 pursuant to the terms and conditions of the Third Amended and Restated Forbearance Agreement.  There can be no assurance that the Company will be able to renew or extend its current workers’ compensation policy or negotiate a new policy with a new carrier on terms acceptable to the Company.

Among other things, the Company has responded to these issues by reducing its headcount by approximately 60 positions in the corporate and field offices during fiscal year 2008 and 66 positions in the first quarter of fiscal year 2009. This was accomplished by a combination of attrition and a planned reduction in force. Total severance amounts related to headcount reductions recorded in the first quarter of fiscal year 2009 were $0.3 million and are included as part of selling and administrative expenses. The Company continues to look and act on additional cost savings measures within the organization while it is exploring alternative financing arrangements and strategic partnering alternatives. See Note 18.

2.    Restricted Cash

During the 12 weeks ended January 24, 2009, the $5.0 million in cash proceeds from the sale of the Company’s former Australia and New Zealand operations and the $5.0 million in cash proceeds from the sale of the Company’s former United Kingdom operations and related subsidiary, totaling $10.0 million, as well as the interest thereon, were held as collateral for U.S. Bank related to the Financing Agreement, as described in Note 8.

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

As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48.  The Company performed evaluations for the tax years ended 2008, 2007, 2006, 2005 and 2004, which were subject to examination by tax authorities, as well as the tax positions presented in the current fiscal year financial statements.  During the current fiscal year the Company determined it had $0.9 million of uncertain tax positions.  Of this amount, $0.3 million was recorded as a liability in its financial statements as of January 24, 2009.

Upon implementation of FIN 48, the Company adopted a methodology for recognition of interest and penalties accruals related to unrecognized tax benefits and penalties within its provision for income taxes.  The Company had no such interest and penalties accrued at January 24, 2009 as any amounts are immaterial.

4.             Discontinued Operations

In March 2008, the Company sold its former United Kingdom operations and related subsidiary to Fortis Recruitment Group Limited, a recruiting and staffing company headquartered in England, for cash payments of $6.3 million, net of transaction costs of $0.2 million.  The Company recorded a pre-tax gain of $1.7 million ($0.4 million net of tax).  In accordance with FASB Statement No. 144, the Company has reflected the results of its former United Kingdom operations as discontinued operations for all periods presented on the consolidated statement of operations.

On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries to Humanis Blue Pty Ltd, an Australian staffing company (“Humanis”), for A$19 million (Australian dollars) (or $12.8 million US dollars).  Of this amount, A$3 million, (or $1.9 million US dollars) is payable in the form of a deferred payment due one year after closing and is included in other current assets on the balance sheet.  As part of the agreement, the sale proceeds received were net of the amount outstanding on the former Australian GE Capital debt facility totaling A$7.8 million (or $5.2 million US dollars).  Cash payments received totaled A$7.6 million converted to approximately $5.0 million US dollars.  In connection with the final GE Capital settlement, the Company overpaid the debt by A$0.6 million (or $0.4 million US dollars) which has been recorded in other current assets and that amount was refunded to the Company on February 10, 2009.  The purchase price is subject to a post-closing adjustment based on the net operating assets of the subsidiaries at closing.   The parties are currently in discussion regarding the calculation of the adjustment.  Management believes the Company will not incur a charge related to the working capital adjustment and has not adjusted the gain on the sale for the resolution of the working capital adjustment.  The gain on the sale is $1.7 million, net of fees of $0.5 million.  In accordance with FASB Statement No. 144, the Company has reflected the results of its former Australia and New Zealand operations as discontinued operations for all periods presented on the consolidated statements of operations.  The income taxes from this gain on sale were nil as a result of applying the benefit of net operating loss carryforwards that had been fully reserved in earlier periods.  See Note 5.

Summarized financial data on discontinued operations is as follows:

	12 Weeks Ended
	January 24, 2009	January 26, 2008
	(In thousands)

Revenue	$2,086	$35,786
Operating (loss) income from discontinued operations	(315)	170
Less: Income taxes and net interest expense	85	(1)

Income (loss) from discontinued operations, net of tax	(400)	171

Gain on sale, net of income taxes	1,747	—

Total income from discontinued operations, net of tax	$1,347	$171

November 1, 2008

Cash and cash equivalents	$4,040
Trade accounts receivable, net	9,176
Prepaid expenses	291
Property and equipment, net	666
Other assets	1,284
Assets of discontinued operations	$15,457

Notes payable	$4,578
Accounts payable	208
Accrued payroll and expenses	2,873
Other liabilities	1,422
Liabilities of discontinued operations	$9,081

5.              Income Taxes and Related Valuation Allowance

For the 12 weeks ended January 24, 2009, the Company had a zero income tax provision from continuing operations on a pre-tax loss from continuing operations of $5.6 million, which represents an effective tax rate of zero.  The zero tax provision was primarily the result of a full valuation allowance established against current period losses.  The Company had a gain on the sale of discontinued operations of approximately $1.7 million, net of income tax.  The income taxes from this gain on sale were nil as a result of applying the benefit of net operating loss carryforwards that had been fully reserved in earlier periods.  The Company also had a loss from discontinued operations from its foreign operations of approximately $0.4 million, net of a zero tax provision, which was also a result of the establishment of a current period valuation allowance.

6.             Goodwill and Intangibles

Following the sale of its foreign subsidiaries, the Company operates as one reporting segment.  The Company performed the impairment tests required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” due to the significant decline in revenue and the decrease in market capitalization of the company to a level below the book carrying value of its equity during the third quarter of fiscal 2008.  As a result, the Company’s goodwill was fully impaired in the third quarter of fiscal year 2008 and the indefinite life franchise right intangible was impaired by $0.2 million.

Due to the continued decline in revenues in the geographical markets that benefit from the franchise right intangibles, impairment tests were done in the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009.  No impairment charges were made to the franchise rights as a result of the evaluation.

The following table shows the change to intangible assets during the first quarter of fiscal year 2009.

	Gross goodwill and intangible assets
	Year End November 1, 2008	Effects of Foreign Currency	Assets Sold November 10, 2008	Period End January 24, 2009	Accumulated Amortization	Net Amount
		(In thousands)

Domestic Business Services amortized intangible assets - Non-compete agreements	$17	$—	$—	$17	$(4)	$13
Domestic Business Services indefinite life intangible assets - Franchise rights	3,487	—	—	3,487	—	3,487
Total intangible assets	3,504		—	3,504	(4)	3,500

Domestic Business Services goodwill	—	—	—	—	—	—
Assets Held for Sale (Australia goodwill)	636	33	(669)	—	—	—

Total goodwill	636	33	(669)	—	—	—
Total goodwill and intangible assets	$4,140	$33	$(669)	$3,504	$(4)	$3,500

Total estimated amortization expense for the remaining 40 weeks of fiscal year 2009 is $13,000.

7.     Accrued Expenses

	January 24, 2009	November 1, 2008
	(In thousands)

Accrued payroll and payroll taxes	$6,650	$7,030
Accrued insurance and general liability	1,775	2,085
Accrued legal, audit and professional fees	1,529	1,298
Deferred revenue on sale of building	655	745
Franchise commisions payable	519	831
Checks outstanding in excess of book cash balances	345	2,949
Taxes other than income taxes	233	242
Restructuring accrual (Note 14)	294	300
Other	1,057	1,019
	$13,057	$16,499

8.              Credit Agreements

On February 14, 2008, the Company’s wholly-owned subsidiary Westaff (USA), Inc. (as borrower) and the Company (as parent guarantor) entered into the Financing Agreement with U.S. Bank and Wells Fargo, which provides for a five-year revolving credit facility that had originally provided for aggregate revolving credit commitments of up to $50.0 million, including a letter of credit sub-limit of $35.0 million.  Borrowings under the Financing Agreement bear interest, at the Company’s election, at either U.S. Bank’s prime rate or at LIBOR plus an applicable LIBOR rate margin ranging from 1.25% to 2.00%. The Financing Agreement provides that a default rate would apply on all loan obligations in the event of default under the Financing Agreement and related documents, at a rate per annum of 2.0% above the applicable interest rate.  Interest is payable on a monthly basis.  The Company has $27.3 million of letters of credit supporting workers’ compensation obligations outstanding under the U.S. Bank Credit facility at January 24, 2009, but no cash borrowings.  The credit obligations under the Financing Agreement are secured by a first priority security interest in the assets of the Borrower, the Company and the other Guarantors, with certain exceptions set forth in the Financing Agreement and the other Credit Documents.

On May 23, 2008, Westaff (USA), Inc. received a notice of default from U.S. Bank stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to its failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for the fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under the Financing Agreement.

Beginning on July 31, 2008, Westaff (USA), Inc. and the Company entered into a series of Forbearance Agreements with U.S. Bank and Wells Fargo, under which, among other things, U.S. Bank and Wells Fargo agreed to forbear from exercising any of their default rights and remedies in response to the occurrence and continuance of the Event of Default commencing on the date of the Forbearance Agreement and ending on December 19, 2008.  Among other things, the Company agreed to a reduction in the aggregate amount of the commitments under the Financing Agreement from $50.0 million to $33.0 million effective as of June 23, 2008 and agreed to maintain a reserve against the revolving credit availability to cover the Company’s payroll and payroll tax obligations.  The interest rates applicable to the loans made pursuant to the Financing Agreement continued at the default rate through December 19, 2008.

From December 20, 2008 to February 17, 2009, the Company did not enter into any further forbearance agreements with U.S. Bank and Wells Fargo under which U.S. Bank and Wells Fargo would agree to continue to forbear from exercising their default rights and remedies beyond December 19, 2008.  Accordingly, the Company had operated without a continued forbearance from U.S. Bank and Wells Fargo during this period.

On February 18, 2009, Westaff entered into a Third Amended and Restated Forbearance Agreement with U.S. Bank and Wells Fargo, under which, among other things, U.S. Bank and Wells Fargo agreed to continue to forbear from exercising any of their default rights and remedies during a forbearance period ending on April 7, 2009.  The Company agreed to a further reduction in the aggregate amount of the commitments under the Financing Agreement from $33.0 million to $28.0 million and U.S. Bank agreed to amend certain letters of credit outstanding under the Financing Agreement (including an outstanding letter of credit with a face amount of $27.0 million in favor of Travelers, which is the carrier under the Company’s existing workers’ compensation insurance program) to extend the expiration date of such letters of credit from February 28, 2009 to April 7, 2009. In addition, the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated.  The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through April 7, 2009.

The Company has recorded $0.8 million of amortizable debt issuance costs related to the U.S. Bank credit facility as a long term asset.  If the credit agreement was terminated for any reason, the amortization of these costs would be accelerated and the asset balance would be fully expensed at the time of termination.

On August 25, 2008, the Company secured a $3.0 million subordinated loan facility with its principal stockholder, DelStaff.  This facility may be used by the Company for working capital and general business purposes during the term of the facility.  The outstanding loan balance at January 24, 2009 was $2.7 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance.  Accrued and unpaid interest on this note at January 24, 2009 was $0.1 million.  See Note 9.  Subsequent to quarter end on January 29, 2009, the Company was advanced an additional $500,000 from DelStaff.  See Note 18.

The Company’s former Australian subsidiary had previously maintained an A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) with GE Capital, as primary agent, that had been set to expire in May 2009.  The outstanding balance on the Australia Facility Agreement was $4.6 million at 8.17% rate per annum and was classified as current liabilities held for sale in the consolidated balance sheet as of November 1, 2008.  As of January 24, 2009, the GE Capital debt was paid in full in connection with the sale.

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors.  Accrued and unpaid interest on this note at January 24, 2009 was $0.4 million and is included in accrued expenses in the Company’s consolidated balance sheets.

9.              Related Party Transactions

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors.  The note matured on August 18, 2007, is now past due and has an interest rate equal to an indexed rate as calculated under the Company’s credit facilities plus seven percent, compounded monthly and payable 60 calendar days after the end of each of the Company’s fiscal quarters.  The effective interest rate on January 24, 2009 was 10.25%. Payment of interest is contingent on the Company meeting minimum availability requirements under its credit facilities.  Additionally, payments of principal or interest are prohibited in the event of any default under the credit facilities.  U.S. Bank, which is the agent and a lender under our primary credit facility, has exercised its right to prohibit repayment of the note.  There were no interest payments on this note during fiscal year 2008 and during the first quarter of fiscal year 2009.  Accrued and unpaid interest on this note at January 24, 2009 was $0.4 million and is included in accrued expenses in the Company’s consolidated balance sheets.

On August 25, 2008, the Company secured a $3.0 million subordinated loan facility with its principal stockholder, DelStaff.  This facility may be used by the Company for working capital and general business purposes during the term of the facility.  The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%).  Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan.  A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date (August 15, 2009) and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate.  If the principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest.  The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the “Subordinated Collateral”) of the Company.  The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank.  Borrowings in excess of $1.0 million require the Subordinated Lender approval.  The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement.  Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement.  The outstanding loan balance at January 24, 2009 was $2.7 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance.  Accrued and unpaid interest on this note at January 24, 2009 was $0.1 million.   There were no interest payments on this note during fiscal year 2008.   Subsequent to quarter end on January 29, 2009, the Company was advanced an additional $500,000 from DelStaff.  See Note 18.

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

During the fourth quarter of fiscal year 2005, we were notified by the California Employment Development Department (“EDD”) that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004.  The total assessment by the EDD of additional unemployment taxes for both years, net of applied overpayments is approximately $1.5 million including interest at applicable statutory rates.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter. Additionally, management contends that the notification by the EDD of the 2004 assessment was not timely and holds the position that the assessment is procedurally invalid.  Consequently, at November 1, 2008 and at January 24, 2009, the Company has no reserve for the 2004 assessment and has accrued the assessment for 2005 of $0.3 million, including interest and net of an applied overpayment.  Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor.  Management believes the Company is well positioned to defend against the un-accrued portion and the ultimate resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

11.       Workers’ Compensation

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to workers’ compensation claims.  The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company.  At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported (IBNR), and adjusts the accruals based on the results of the valuations.  The following summarizes the workers’ compensation liability as of January 24, 2009 and November 1, 2008:

	January 24, 2009	November 1, 2008
	(In millions)
Current portion	$8.0	$8.0
Long-term portion	$15.0	$15.3
Total Liabilities	$23.0	$23.3

Self-insurance deductible (per claim)	$0.75	$0.75
Letters of Credit (1)	$27.3	$27.3

(1)The insurance carrier requires the Company to collateralize its recorded obligations through the use of irrevocable letters of credit, surety bonds or cash. Per the Third Amended and Restated Forbearance Agreement, the letters of credit for Travelers in the amount of $27 million expire on April 7, 2009. The Ohio workers’ compensation letter of credit expired on February 28 2009.

12.  Stock-Based Compensation

Stock Incentive Plan and Employee Stock Purchase Plan.  The Company has a stock incentive plan and an Employee Stock Purchase Plan.  Please refer to Note 12 of the Company’s audited consolidated financial statements included in the 2008 Form 10-K for additional information related to these stock-based compensation plans.

Restricted Stock Units.  On May 30, 2008, the Company granted 90,000 restricted stock units to certain employees.  Each grant entitles the recipient to convert units to shares of common stock subject to terms of the awards.  The maximum units to be awarded, if all performance conditions are met, are 135,000 units.  The restricted stock units will vest, if all conditions are met, 50% on October 30, 2010 and 50% on October 29, 2011.  Besides the condition that the recipient must complete a period of continuous service to the Company through and including the vest dates, there is a performance condition and a market condition, both of which must be met.  First, for each of three fiscal years, beginning with fiscal year 2008, the company must meet an EBITDA target and second, the company’s stock price must meet certain requirements as compared to a designated “peer” group’s average stock price.  As of January 24, 2009, the achievement of performance based criteria is not probable; therefore no compensation expense has been recognized.

Stock-based compensation.  Effective with the beginning of the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) using the modified prospective method of adoption.

For the 12-week period ended January 24, 2009 and January 26, 2008, the Company recognized stock-based compensation expense as follows:

	12 Weeks Ended
	January 24, 2009	January 26, 2008
	(In thousands)

Stock-based compensation	$42	$74

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

The Company estimates the volatility of the common stock by using historical volatility over a period equal to the award’s expected term. The risk-free interest rates that are used in the valuation models are based upon yields of the U.S. Treasury constant maturities at the time of grant having a term that approximates the expected life of the options. Dividend yield is zero as the Company did not declare or pay dividends during fiscal year 2009 or fiscal year 2008, and its current credit facilities prohibit payment of dividends.  The Company does not currently have plans to declare dividends in future years.

SFAS 123(R) requires companies to estimate future expected forfeitures at the date of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  In previous years, the Company had recognized the impact of forfeitures as they occurred.  Under SFAS 123(R), the Company uses historical data to estimate pre-vesting forfeiture rates in determining the amount of stock-based compensation expense to recognize.  During the 12 weeks ended January 24, 2009, the Company increased its forfeiture rate by analyzing historic forfeiture rates and reviewing outstanding unvested option grants which resulted in a decrease to stock-based compensation expense.

The Company will accelerate the vesting of all outstanding stock options per the Merger Agreement with Koosharem Corporation which was entered into on January 28, 2009.  Upon completion of the Merger each outstanding stock option to purchase shares of Company common stock, whether or not then exercisable or vested, will be cancelled and converted into the right to receive, within ten business days following the effective time of the Merger, an amount in cash (subject to applicable withholding taxes) equal to (a) the excess, if any, of the Merger Consideration over the per share exercise price of the stock option, multiplied by (b) the number of shares of Company common stock subject to the stock option.  See Note 18.

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

	12 Weeks Ended
	January 24, 2009	January 26, 2008
	(In thousands, except per share amounts)

Loss from continuing operations	$(5,652)	$(2,066)
Income from discontinued operations, net of income tax	1,347	171
Net loss	$(4,305)	$(1,895)
Denominator for basic earnings per share-weighted average shares	16,697	16,697

Effect of dilutive securities: stock options and awards	—	—
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	16,697	16,697

Loss per share from continuing operations
Basic	$(0.34)	$(0.12)
Diluted	(0.34)	(0.12)

Earnings per share from discontinued operations
Basic	$0.08	$0.01
Diluted	0.08	0.01
Loss per share
Basic	$(0.26)	$(0.11)
Diluted	$(0.26)	$(0.11)

Antidilutive weighted shares excluded from diluted earnings per share	718	396

14.  Company Restructuring

In the third quarter of fiscal year 2007, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities.  Restructuring charges have been recorded to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  The Company’s restructuring charges have been comprised primarily of: (i) severance and termination benefit costs related to the reduction of our workforce; and (ii) lease termination costs and costs associated with permanently vacating certain facilities.

The Company accounted for each of these costs in accordance with FASB 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The accrual represents the remaining costs related to leases associated with vacating certain facilities in the restructuring plan initiated in fiscal year 2007.

The detail is as follows:

12 Weeks Ended January 24, 2009 (In thousands)
Facilities
Accrual balance at November 1, 2008	$300
Rent expense under non-cancellable leases reduced by sublease income	(58)
Restructuring expense	52
Accrual balance at January 24, 2009	$294

The Company is still responsible for lease payments on six locations and is actively negotiating early terminations, where possible.  The restructuring accrual, representing rent payments due under non-cancellable leases has been reduced by any contractual subleases.  The Company has not reduced the January 24, 2009 liability by any estimated future sublease income as the Company does not believe the remaining offices will be subleased.    The severance amounts related to headcount reductions in the first quarter of fiscal year 2009 were included as part of selling and administrative expenses and the remaining accrual at January 24, 2009 is $0.1 million.

15.  Comprehensive Loss

Comprehensive loss consists of the following:

	12 Weeks Ended
	January 24, 2009	January 26, 2008
	(In thousands)

Net loss	$(4,305)	$(1,895)
Currency translation adjustments (1)	(668)	(571)
Comprehensive loss	$(4,973)	$(2,466)

(1)  The currency translation in the current fiscal year relates to the recognition of cumulative translation amounts due to the sale of the Australia and New Zealand operations.

16.  Operating Segments

The Company had four reportable segments; however, only its domestic subsidiary is currently included in our results of continuing operations. On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary. On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries.  In accordance with SFAS 144, a component of an entity that has been disposed of is considered a discontinued operation. Accordingly, the Company has reflected the results of these subsidiaries as discontinued operations in the consolidated statement of operations for all periods presented. See Note 4.

Following the sale of the Company’s former United Kingdom operations and related subsidiary and the sale of the Company’s former Australia and New Zealand subsidiaries, the Company’s remaining segment consist of the Domestic Business Services. Domestic Business Services provides a variety of temporary staffing and permanent placement services, primarily in clerical and light industrial positions, through a network of Company-owned and franchise agent offices. The segment consists of four geographically diverse company regions under the direction of regional vice presidents and one combined franchise region, which together comprise a single reportable operating segment as such term is defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Revenue from the Domestic Business Services operating segment is derived wholly from the United States and its territories.

The following table summarizes reporting segment data for Domestic Business Services and the Discontinued Operations:

	12 Weeks ended January 24, 2009
	Domestic Business Svcs	Discontinued Operations	Total
	(In thousands)

Revenue	$51,548	$2,086	$53,634
Operating loss from continuing operations	$(5,066)	$(315)	$(5,381)

	12 Weeks ended January 26, 2008
	Domestic Business Svcs	Discontinued Operations	Total
	(In thousands)

Revenue	$81,048	$35,786	$116,834
Operating income (loss) from continuing operations	$(1,964)	$170	$(1,794)

17.       Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), “Business Combinations.”  SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method).  Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree.  In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains.  SFAS 141(R) is effective for fiscal periods beginning on or after December 15, 2008.  The Company is currently evaluating the impact of SFAS 141(R).

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company adopted the SFAS No. 159 in the first quarter of fiscal year 2009 and there was no impact to operating results and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements which are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  SFAS No. 162 became effective November 15, 2008.  The adoption of SFAS 162 did not have a material impact on our financial position or results of operations.

In November 2008 the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets.  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

18.       Subsequent Events

On January 28, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Koosharem Corporation, a California corporation doing business as Select Staffing (“Koosharem”) and Select Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Koosharem (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Koosharem (the “Merger”), in accordance with and subject to the terms and conditions set forth in the Merger Agreement. Concurrently with the execution of the Merger Agreement, our principal stockholder, DelStaff entered into a Stock & Note Purchase Agreement with Koosharem (the “Purchase Agreement”), pursuant to which Koosharem will purchase, immediately prior to the effective time of the

Merger: (1) all of the Company common stock owned by DelStaff in exchange for first lien term loan debt to be issued by Koosharem under Koosharem’s first lien credit facility bearing a face amount of $40.0 million and (2) all of the then outstanding subordinated notes (the “DelStaff Subordinated Notes”) issued by the Company to DelStaff under the Subordinated Loan Agreement, dated as of August 25, 2008, by and among the Company, Westaff (USA), Inc., Westaff Support, Inc., MediaWorld International (as borrowers) and DelStaff, in exchange for first lien term loan debt to be issued by Koosharem under Koosharem’s first lien credit facility bearing a face amount equal to the actual principal amount of the then outstanding DelStaff Subordinated Notes held by DelStaff, but which face amount shall not exceed $3.0 million.  In addition, subject to the terms and conditions of the Purchase Agreement, DelStaff has agreed (1) to vote all of its shares of Company common stock in favor of the proposed Merger and against any third-party proposal to acquire the Company and (2) not to transfer its shares of Company common stock other than in accordance with the Merger Agreement.

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the Merger: (1) each outstanding share of Company common stock (other than those owned by the Company, Koosharem, Merger Sub or any subsidiary of the Company, Koosharem or Merger Sub, and other than those shares with respect to which dissenters rights are properly exercised) will be cancelled and converted into the right to receive $1.25 per share in cash (the “Merger Consideration”) and (2) each outstanding stock option to purchase shares of Company common stock, whether or not then exercisable or vested, will be cancelled and converted into the right to receive, within ten business days following the effective time of the Merger, an amount in cash (subject to applicable withholding taxes) equal to (a) the excess, if any, of the Merger Consideration over the per share exercise price of the stock option, multiplied by (b) the number of shares of Company common stock subject to the stock option.

Consummation of the Merger is subject to the satisfaction of various conditions, including, among others, the receipt by Koosharem and Merger Sub of the financing pursuant to and on the terms contemplated by the applicable commitment letters, the consummation of the transactions under the Purchase Agreement, the requisite approval by the Company’s stockholders, a requirement for the Company to hold a minimum of $9.5 million in cash and equivalents immediately prior to the closing date, the lack of any legal impediment to the Merger, and the lack of any Material Adverse Effect as specified in the Merger Agreement. Upon the recommendation of a special committee of independent members of the Company’s board of directors (the “Special Committee”), all of the members of the Company’s board of directors not affiliated with DelStaff approved the Merger Agreement and the Purchase Agreement. Robert W. Baird & Co. Incorporated provided a fairness opinion to the Special Committee. The Merger Agreement contains certain termination rights for both the Company, on the one hand, and Koosharem and Merger Sub, on the other hand. Upon any termination of the Merger Agreement, under specified circumstances, the Company may be required to pay Koosharem and Merger Sub a $2.0 million termination fee, and under other specified circumstances, Koosharem and Merger Sub may be required to pay the Company a $2.0 million termination fee.

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

On January 29, 2009, the Company was advanced a loan in an aggregate principal amount of $500,000 from DelStaff under the previously-announced loan agreement, dated as of August 25, 2008 (the “Subordinated Loan Agreement”), among DelStaff and the Borrowers.

In January 2009, Westaff USA, Inc. was notified that Australia received a ruling from the Tasmanian Workplace Ombudsmen stating that Westaff Australia owed $40,000 in back wages to employees related to the fiscal year 2008. This amount was subsequently paid. Additionally, Westaff Australia has received a “Notice of Investigation” from the Workplace Ombudsmen (Melbourne) with respect to the Workplace Relations Act. To date, there has been no assessment and no accrual. In February of 2009, the Company was notified by the buyers of the Australian subsidiary that there are potential warranty claims under the Sale Agreement.  The issue will be reviewed as the Company continues to negotiate the calculation of the working capital adjustment.  However, based on our review of such claims, management believes this will not have a material adverse effect on the Company’s consolidated financial statements.

In February 2009, Westaff was notified by NASDAQ Stock Market (“NASDAQ”) that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance with Marketplace Rule 4450(a)(5) and the matter of the common stock possibly being delisted is now closed.

On February 18, 2009, Westaff (USA), Inc. and the Company entered into a Third Amended and Restated Forbearance Agreement with U.S. Bank and Wells Fargo, under which, among other things, U.S. Bank and Wells Fargo agreed to continue to forbear from exercising any of their default rights and remedies during a forbearance period ending on April 7, 2009.  The Company agreed to a further reduction in the aggregate amount of the commitments under the Financing Agreement from $33.0 million to $28.0 million and U.S. Bank agreed to amend certain letters of credit outstanding under the Financing Agreement (including an outstanding letter of credit with a face amount of $27.0 million in favor of Travelers, which is the carrier under the Company’s existing workers’ compensation insurance program) to extend the expiration date of such letters of credit from February 28, 2009 to April 7, 2009. In addition, the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through April 7, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Westaff, Inc., together with its consolidated subsidiaries.  This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the 2008 Form 10-K.

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

Company Overview

We provide staffing services primarily in suburban and rural markets (“secondary markets”), as well as in the downtown areas of certain major urban centers (“primary markets”) in the United States (“US”) through our network of Company-owned and franchise agent offices. On March 31, 2008, the Company sold its former United Kingdom operations and related subsidiary.  On November 10, 2008, the Company sold its former Australia and New Zealand subsidiaries as described in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We offer a wide range of staffing solutions, including permanent placement, replacement, supplemental and on-site temporary programs to businesses and government agencies. Our primary focus is on recruiting and placing clerical/administrative and light industrial personnel.  We have 60 years of experience in the staffing industry and currently operate through a network of 152 offices in 41 states.  60% of these offices are Company-owned and operated and 40% are operated by franchise agents. Our corporate headquarters provides support services to the field offices, in areas such as marketing, human resources, risk management, legal, strategic sales, accounting, and information technology.

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

Our business tends to be seasonal, with sales for the first fiscal quarter typically lower than other fiscal quarters.  This decrease results from the traditional holidays that are included within the first fiscal quarter, as well as other customer closures for the holiday season.  These closures and post-holiday season declines in business activity negatively impact orders received from customers, particularly in the light industrial sector. Demand for staffing services historically tends to grow during the second and third fiscal quarters and has historically been greatest during the fourth fiscal quarter due largely to customers’ planning and business cycles.  The recent economic downturn in the fiscal year 2008 and the first quarter of fiscal year 2009 has negatively impacted this expected historical growth, reducing demand for temporary employees and adversely affecting our sales.  We anticipate that we may continue to experience weaker demand for temporary employees through the remainder of fiscal year 2009.

Payroll taxes and related benefits fluctuate with the level of payroll costs, but tend to represent a smaller percentage of revenue and payroll costs later in our fiscal year as federal and state statutory wage limits for unemployment are exceeded on a per employee basis.  Workers’ compensation expense generally varies with both the frequency and severity of workplace injury claims reported during a quarter.  Adverse and positive loss development of prior period claims during a subsequent quarter may also contribute to the volatility in our estimated workers’ compensation expense.

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

Our critical accounting policies are described in the notes to the audited consolidated financial statements included in the 2008 Form 10-K.  During the first quarter of fiscal year 2008, we adopted the provisions of FIN 48 effective November 4, 2007.  Please see Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  There were no changes to these policies during the 12-week period ended January 24, 2009.

Executive Overview

Our gross revenues for the 12-week period ended January 24, 2009 were $51.5 million, which represents a decline of $29.5 million, or 36.4%, from the same period last year.  The decline in revenues was primarily due to the economic downturn that began in early fiscal year 2008 and the loss of two large customers which together made up 9.2% of revenues for the first quarter of the fiscal year 2008.

Our net loss for the first quarter of fiscal year 2009 was $4.3 million compared with a net loss of $1.9 million for the same period last year.  The loss for the first fiscal quarter of 2009 includes the gain on the sale of the Company’s former Australia and New Zealand subsidiaries of $1.7 million and a loss of $0.4 million for the discontinued operations for the same period.  Additionally, the loss includes $0.3 million of personnel expense related to a reduction in workforce and legal fees related to the potential merger of $0.2 million both which occurred in the first quarter of fiscal year 2009.

We have made changes in our operational structure in an effort to achieve better people and process efficiencies. We are committed to improving the profitability of our organization and increasing our market share. We have had success in reducing our selling and administrative costs in total, including, among other things, reducing our headcount by approximately 66 positions in the first quarter of fiscal year 2009, and we are evaluating and implementing additional opportunities for savings. Further, we have divested our international subsidiaries in order to concentrate on our core domestic business.

Merger Agreement

On January 28, 2009, we entered into the Merger Agreement with Koosharem and Merger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Koosharem, in accordance with and subject to the terms and conditions set forth in the Merger Agreement.  For additional information regarding the Merger Agreement and the proposed Merger, please refer to the definitive proxy statement that the Company filed with the SEC on February 23, 2009 and mailed to the Company’s stockholders in connection with the planned special meeting of stockholders to be held on March 17, 2009 and at which the Company’s stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement and the transactions contemplated thereby.

Going Concern Considerations

The Company has incurred operating losses since the second quarter of fiscal year 2007, offset by slight operating income in the fourth quarter of fiscal year 2007. The Company may incur additional losses in the future, particularly because of the current significant economic downturn and recession.

The Company’s operations, even if they perform in accordance with management’s expectations, may not generate sufficient cash flow or accounts receivables to finance the Company’s operations at current levels, collateralize workers’ compensation liabilities, or permit the Company to expand its business. As a result, the Company expects to continue to rely on operational cash flow to fund operations because alternative sources of capital may be unavailable.

As discussed in Note 8 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we are currently in default under certain covenants of the Financing Agreement, which provides for our primary credit facility, and we have entered into a Third Amended and Restated Forbearance Agreement, subject to the terms and conditions of which, among other things: (1) U.S. Bank and Wells Fargo agreed to forbear from exercising their default rights and remedies under the Financing Agreement during a forbearance period ending on April 7, 2009, (2) certain outstanding letters of credit expiring on February 28, 2009 (including the outstanding letter of credit in favor of Travelers) previously issued by U.S. Bank under the Financing Agreement were extended to April 7, 2009 and (3) the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated.  Because the Company no longer has any right to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit), if the Company’s available cash is insufficient to satisfy the Company’s liquidity requirements and the Company is unable to find alternative sources of capital, the Company may be unable to continue its operations as a going concern.  Under these circumstances, unless the proposed Merger with Koosharem is completed, the Company may be required to seek alternative transactions and/or consider filing for bankruptcy protection.  There can be no assurance that any alternative sources of capital and/or alternative transactions would be available to us on acceptable terms or at all in the current challenging economic environment.  While we were able to obtain a forbearance under the Third Amended and Restated Forbearance Agreement, there can be no assurances that we will be able to continue to satisfy the conditions required for the forbearance or that waivers or additional forbearances can be obtained by us on acceptable terms in the future.  If we are unable to obtain waivers or additional forbearances from U.S. Bank and Wells Fargo on acceptable terms in the future, U.S. Bank and Wells Fargo would be able to elect at any time to pursue further remedies available to them under the Financing Agreement, including (1) electing not to renew or extend letters of credit issued under the Financing Agreement or (2) under specified conditions and at certain times, limiting our ability to use our cash to pay ordinary course expenses and possibly disrupting our business operations.  In addition, while we were able to obtain an extension of the letters of credit under the Third Amended and Restated Forbearance Agreement, there can be no assurances that the Company will be able to continue to satisfy the conditions required for the extension and thereby obtain sufficient workers’ compensation coverage to support our operations.  Our workers’ compensation carrier has the right to draw on the letter of credit supporting our workers’ compensation insurance prior to its expiration.  If our workers’ compensation carrier draws on this letter of credit, U.S. Bank may require us to fund the draw in cash which would force us to borrow under the Financing Agreement.  If no waiver or forbearance is then currently effective and U.S. Bank and Wells Fargo elect to pursue remedies under the Financing Agreement, such as calling the loan, there can be no assurance that we would be able to find alternative sources of capital to repay the loan, in which case we may be unable to continue our operations as a going concern.

In response to the continued default, the Company secured a $3.0 million subordinated loan facility during the fourth quarter of fiscal year 2008. As of January 24, 2009, loans in an aggregate principal amount of $2.7 million, including a $0.2 million facility fee, were outstanding under this facility, the proceeds of which were used by the Company for working capital and general business purposes.  On January 29, 2009, the Company was advanced an additional loan in an aggregate principal amount of $500,000 from DelStaff.  No additional borrowings are available to the Company under this facility.  See Note 18.

The Company has extended its workers’ compensation insurance through April 1, 2009 which required $1.0 million in cash collateral as of November 1, 2008 and $0.3 million paid by February 28, 2009.  The collateral is included in other current assets. In addition, the letter of credit for the workers’ compensation insurance expired on February 28, 2009.  However on February 18, 2009, the Company entered into a Third Amended and Restated Forbearance Agreement which extended the letter of credit to April 7, 2009.  There can be no assurance that the Company will be able to renew or extend its current workers’ compensation policy or negotiate a new policy with a new carrier on terms acceptable to the Company.

Among other things, the Company has responded to these issues by selling its foreign operations in Australia and New Zealand, reducing operating costs, and reducing its headcount by approximately 60 positions in the corporate and field offices during fiscal year 2008 and 66 positions in the first quarter of fiscal year 2009. This was accomplished by a combination of attrition and a planned reduction in force.  Total severance amounts related to headcount reductions recorded in the first quarter of fiscal year 2009 were $0.3 million and are included as part of selling and administrative expenses. The Company continues to look for and act on additional cost savings measures within the organization while it is exploring alternative financing arrangements and strategic partnering alternatives. See Note 18.

The audit report contained in the 2008 Form 10-K included an explanatory paragraph from the Company’s independent registered public accounting firm expressing substantial doubt about the Company’s ability to continue as a going concern due to the fact that the Company has suffered recurring losses, is out of compliance with its bank covenants and may be unable to obtain an extension of its workers’ compensation policy.

Results of Operations — Fiscal Quarter ended January 24, 2009 and Fiscal Quarter ended January 26, 2008

Revenue

Gross revenue from continuing operations declined by $29.5 million or 36.4% to $51.5 million for the 12 weeks ended January 24, 2009 as compared to the same period in the prior year.

Revenue from franchise operations declined from $32.2 million or 42.4% to $18.5 million driven largely by a 45.6% decrease in billed hours due to the economic downturn. Revenue from company-owned operations declined from $48.7 million or 32.0% to $33.1 million driven largely by a 34.8% decrease in billed hours due to the economic downturn.  Total billings for the top 20 customers in the 12 weeks ended January 24, 2009 declined by $8.7 million or 40.2% to $12.9 million compared to the same period for fiscal year 2008.

The decrease was offset slightly by an increase in our average bill rate.  Our average bill rate on a per hour basis for temporary services increased 4.9% in the first quarter of fiscal year 2009 compared with the first quarter of fiscal year 2008.

However, revenue from permanent placement and transition fees declined by 56.3% or $0.4 million to $0.3 million for the 12 weeks ended January 24, 2009 as compared to the same period in the prior year.

Costs of services and gross margin

Costs of services include hourly wages of temporary employees, employer payroll taxes, state unemployment and workers’ compensation costs and other temporary employee-related costs. Costs of services from continuing operations decreased $23.7 million or 35.6% to $42.8 million for the 12 weeks ended January 24, 2009 as compared to the same period in the prior year.

The major component in our costs of services is the pay rate of our temporary workers.  Our average pay rate on a per hour basis for temporary workers increased 2.5% in the first quarter of fiscal year 2009 compared with the first quarter of fiscal year 2008.  Additionally the Company adjusted its workers’ compensation reserves with a charge of $0.6 million in the first quarter of fiscal year 2009.  The workers’ compensation insurance as a percentage of direct labor was 7.3% in the current fiscal quarter compared to 5.5% in the first quarter of fiscal year 2008.

The gross margin percentage declined from 17.9% in the prior fiscal year to 17.0% for the 12 weeks ended January 24, 2009.  The pay-bill spread on temporary services in the first quarter has increased 10.8% in the 12 weeks ended January 24, 2009 over the same period in the prior year. The change in the pay-bill spread is a result of the continued focus of our sales efforts on opportunities yielding a higher gross margin.  The increase in the average pay-bill rate was offset by an increase in the average pay rate and the charge to workers’ compensation to adjust the Company’s reserves in the first quarter of fiscal year 2009.  Additionally, the significant reduction in permanent placement and transition fees negatively effected gross margin.

Franchise agents’ share of gross profit

Franchise agents’ share of gross profit represents the net distribution paid to franchise agents based either on a percentage of the sales or gross profit generated by the franchise agents’ operations. Franchise agents’ share of gross profit decreased $1.2 million or 35.2% to $2.2 million.  The decrease is a direct result of the 42.4% decrease in franchise operations revenue and the 37.9% decrease in gross margin for the first quarter of fiscal year 2009 compared to same period in the prior fiscal year.  As a percentage of consolidated revenue, franchise agents’ share of gross profit increased slightly to 4.3% for the first quarter of fiscal year 2009 quarter, from 4.2% for the first quarter of fiscal year 2008.

Selling and administrative expenses

Selling and administrative expenses decreased $1.7 million or 13.8% to $10.4 million for the 12 weeks ended January 24, 2009 as compared to the same period in the prior year. This decrease is primarily attributable to decreased salary and related costs of $1.4 million as a result of the Company’s reductions in headcount in 2008 and the recent reduction in workforce in the first quarter of fiscal 2009, offset by severance and other non-recurring personnel costs related to the reduction in work force that incurred during the first quarter of fiscal year 2009.

We achieved cost savings in the areas of advertising and promotion, travel, and professional fees totaling $0.6 million as we consciously looked at opportunities to reduce spending in light of the significant decline in gross revenue.  In addition, we incurred lower communications and services costs of $0.2 million, largely due to improvements made in our information systems infrastructure.

Offsetting these savings, the Company expensed legal fees related to the potential merger of $0.2 million in the first quarter of fiscal year 2009.

As a percentage of revenue, selling and administrative expenses were 20.3% for the 12 weeks ended January 24, 2009, compared to 14.9% for same period in the prior year. The increase as a percent of sales is primarily due to the decreased level of sales as total selling and administrative costs declined at a slower rate for the 12 weeks ended January 24, 2009 as compared to the same period in the prior year.  In addition, there are certain fixed costs that do not correspond to fluctuations in revenue such as rent, utilities, and taxes and licenses.  We have also experienced a slight increase in bad debt expense due to the downturn of the economy.

Restructuring

                We recorded charges in the third and fourth quarter of fiscal year 2007 related to reduction in force and closure of several branch offices.  In connection with the closures we recorded an expense in the third and fourth quarter of fiscal 2007 for severance payments and an estimate for lease termination costs calculated for the remainder of the lease term reduced by an estimate for sublease income.  During the first quarter of fiscal year 2009, we adjusted the accrual for the recalculation of the rent due on one office.  As of January 24, 2009, the Company is responsible for lease payments on six locations totaling $0.3 million.  The restructuring accrual, representing rent payments under non-cancellable leases with lease terms that extend through fiscal year 2012 has been reduced by the current estimated future sublease income under contractual agreements.

Depreciation and amortization

Depreciation and amortization remained consistent at $1.1 million for the first quarter of fiscal year 2009, as compared to the first quarter of fiscal year 2008.  The Company has decreased its capital expenditures during fiscal year 2008 and the first quarter of fiscal year 2009.

Net interest expense

Net interest expense for the 12 week period ended January 24, 2009 remained consistent at $0.6 million compared to the same period for the prior fiscal year.  Lower interest rates during the first quarter were offset by an increase in average borrowings.

Income taxes

For the 12-weeks ended January 24, 2009, we recorded an income tax provision of nil on a pre-tax loss from continuing operations of $5.7 million.  The decrease from the prior year provision of $0.5 million is primarily the result of the establishment of a full valuation allowance against deferred tax assets relating to current period losses.

Net loss

The result of the aforementioned items plus the gain on the sale of the Australia and New Zealand subsidiaries of $1.7 million and the net loss from discontinued operations of $0.4 million, was a total net loss of $4.3 million, or $0.26 per share, for the 12-week period ended January 24, 2009, as compared with a net loss of $1.9 million, or $0.11 per share for the same period in fiscal year 2008.

Liquidity and Capital Resources

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Our traditional use of cash is for financing of accounts receivable, particularly during periods of economic upswings and growth when sales are seasonally high.  In periods of economic contraction or recession, the Company builds cash collected from accounts receivable and uses this cash to fund operations as necessary. Temporary personnel are typically paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

We finance our operations primarily through cash generated by our operating activities. Net cash provided by operations was $2.9 million for the first quarter of 2009, compared to cash used of $3.4 million for the first quarter of fiscal year 2008, an increase of $6.3 million. Changes in accounts receivable due to decreased sales and increased cash collections was the largest significant source of cash providing $12.3 million during the first quarter of fiscal year 2009 as compared to $4.0 million for the first quarter of fiscal year 2008.  Cash provided by accounts receivable was offset by cash used to pay accounts payable and accrued expenses of $4.2 million during the first quarter of fiscal year 2009.  The company used $5.5 million of cash for accounts payable and accrued expenses in the first quarter of the prior year.  For the first quarter of fiscal year 2009, the net loss of $4.3 million includes $1.1 million in non-cash depreciation and amortization, compared with a net loss of $1.9 million and $1.4 million in non-cash depreciation and amortization for the same period of fiscal year 2008.  Additionally, included in the Company’s net loss for the first quarter of fiscal year 2009, is a recorded gain, net of tax, of $1.7 million resulting from the sale of our former Australia and New Zealand operations and related subsidiaries on November 10, 2008, as described in Note 4.

Our domestic days sales outstanding (DSO) is measured by dividing our ending net accounts receivable balance by total sales multiplied by the number of days in the fiscal quarter. DSO at January 24, 2009 decreased to 37.8 days from 49.2 at January 26, 2008. This decrease in DSO was a result of increased collection efforts in fiscal year 2008 and the first quarter of fiscal year 2009.

Cash provided by investing activities was $7.0 million for the first quarter of fiscal year 2009, as compared to cash used for investing activities of $0.6 million for the first quarter of fiscal year 2008.  The cash generated by investing activities was primarily due to the net proceeds of $7.6 million received from the sale of the company’s former Australia and New Zealand operations and related subsidiaries, offset by related fees and expenses of $0.5 million.  Capital spending in the first quarter of fiscal year 2009 was only $10,000, as compared to $0.7 million of capital expenditures in the first quarter of fiscal year 2008.  The decrease in capital expenditures for the first quarter of fiscal year 2009 was primarily a result of less purchases of furniture and equipment both domestically and internationally.

Cash used in financing activities was $9.8 million for the first quarter of fiscal year 2009 compared with cash provided by financing activities of $3.2 million for the first quarter of fiscal year 2008. This increase in cash used for financing activities is primarily attributable to $5.2 million in net payments under line of credit agreements as compared to $3.4 million in net borrowings in the first quarter of fiscal year 2008, and an increase in restricted cash of $5.0 million during the first quarter of fiscal year 2009, related to the Company’s sale of its former Australia and New Zealand operations and related subsidiaries on November 10, 2008 as described in Note 4. Additionally, in the first quarter of fiscal year 2009 the Company made payments on capital lease obligations of $0.1 million and also received $0.5 million in proceeds from its subordinated loan facility with its principal stockholder, DelStaff.  See Note 9.

The Company’s wholly-owned subsidiary Westaff (USA), Inc. has a five-year revolving credit facility under the Financing Agreement with U.S. Bank and Wells Fargo.  As discussed in Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we are currently in default under certain covenants of the Financing Agreement and on February 18, 2009, we entered into a Third Amended and Restated Forbearance Agreement with U.S. Bank and Wells Fargo, under which, among other things, U.S. Bank and Wells Fargo agreed to continue to forbear from exercising any of their default rights and remedies during a forbearance period ending on April 7, 2009.  Under the terms of the Third Amended and Restated Forbearance Agreement, the Company agreed to a further reduction in the aggregate amount of the commitments under the Financing Agreement from $33.0 million to $28.0 million and U.S. Bank agreed to amend certain letters of credit outstanding under the Financing Agreement (including an outstanding letter of credit with a face amount of $27.0 million in favor of Travelers, which is the carrier under the Company’s existing workers’ compensation insurance program) to extend the expiration date of such letters of credit from February 28, 2009 to April 7, 2009. In addition, the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated. Because the Company no longer has any right to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit), if the Company’s available cash is insufficient to satisfy the Company’s liquidity requirements and the Company is unable to find alternative sources of capital, the Company may be unable to continue its operations as a going concern. The interest rates applicable to the loans made pursuant to the Financing Agreement will continue at the default rate through April 7, 2009.  For additional information regarding the Financing Agreement and the Third Amended and Restated Forbearance Agreement, please refer to Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company has a $3.0 million subordinated loan facility with its principal stockholder, DelStaff, under a subordinated loan agreement, dated as of August 25, 2008, by and among the Company, Westaff (USA), Inc., Westaff Support, Inc., MediaWorld International (as borrowers) and DelStaff.  For additional information regarding the subordinated loan facility, please refer to Note 9 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The outstanding loan balance at January 24, 2009 was $2.7 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance.  Accrued and unpaid interest on this note at January 24, 2009 was $0.1 million.  Subsequent to quarter end on January 29, 2009, the Company was advanced an additional $500,000 from DelStaff.  No additional borrowings are available under this facility.  See Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company’s former Australian subsidiary had previously maintained an A$12 million Australian dollar facility agreement (the “A$ Facility Agreement”) with GE Capital, as primary agent, that had been set to expire in May 2009.  The outstanding balance on the Australia Facility Agreement was $4.6 million at 8.17% rate per annum and was classified as current liabilities held for sale in the consolidated balance sheet as of November 1, 2008.  As of January 24, 2009, the GE Capital debt was paid in full in connection with the sale.

The Company has an unsecured subordinated promissory note in an amount of $2.0 million, dated May 17, 2002 and payable to the former Chairman of the Board of Directors.  Accrued and unpaid interest on this note at January 24, 2009 was $0.4 million and is included in accrued expenses in the Company’s consolidated balance sheets.

We are responsible for and pay workers’ compensation costs for our domestic temporary and regular employees and are self-insured for the deductible amount related to workers’ compensation claims to a limit of $750,000 per claim for fiscal year 2009 and fiscal year 2008. Typically, each policy year the terms of the agreement with the insurance carrier are renegotiated. The insurance carrier requires us to collateralize our obligations through the use of irrevocable standby letters of credit, surety bonds or cash.

For the policy term of November 1, 2008 through April 1, 2009, we have paid cash premiums of $1.6 million for the workers’ compensation insurance program. Cash payments for 2009 policy year claims will be paid directly by us up to our deductible of $750,000 per claim. As of January 24, 2009, we had outstanding $27.3 million of letters of credit and paid an additional $1.3 million in cash to secure all estimated outstanding obligations under our workers’ compensation program for all years except 2003, which is fully funded although subject to annual retroactive premium adjustments based on actual claims activity. We will continue to make ongoing cash payments for claims for all other open policy years (except for 2003 as noted above).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks from transactions that are entered into during the normal course of business.  Our primary market risk exposure relates to interest rate risk.  At January 24, 2009, our outstanding debt under variable-rate interest borrowings was approximately $4.8 million.  A change of two percentage points in the interest rates would cause a change in interest expense of approximately $0.1 million on an annual basis.  Our exposure to market risk for changes in interest rates is not significant with respect to interest income, as our investment portfolio is not material to our consolidated balance sheet.  We currently have no plans to hold an investment portfolio that includes derivative financial instruments.

We do not currently hold any market risk sensitive instruments entered into for hedging risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation required by the Securities Exchange Act of 1934 (1934 Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the 1934 Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting identified in each of the first three quarters of fiscal year 2008, relating to a lack of qualified resources within the accounting department which has since been remediated, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of January 24, 2009, the Company’s disclosure controls and procedures were effective.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of January 24, 2009 (the end of the period covered by this report), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.

During the quarter ended January 24, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter of fiscal year 2005, we were notified by the California Employment Development Department (“EDD”) that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. The total assessment by the EDD of additional unemployment taxes for both years, net of applied overpayments, is approximately $1.5 million including interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter. Additionally, management contends that the notification by the EDD of the 2004 assessment was not timely and holds the position that the assessment is procedurally invalid. Consequently, at January 24, 2009, the Company has no reserve for the 2004 assessment and has accrued the assessment for 2005 of $0.3 million, including interest and net of an applied overpayment. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor. Management believes the Company is well positioned to defend against the un-accrued portion and the ultimate resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. The following risk factors, issues and uncertainties should be carefully considered before deciding to buy, hold or sell our common stock. Set forth below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents that we file with the SEC, are risks and uncertainties that could cause the Company’s actual results and financial position to differ materially from those expressed or implied in forward-looking statements and to be below the expectations of public market analysts and investors. See “Cautionary Statement Regarding Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in the value of an investment in our common stock. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

The recent economic downturn and recession has materially and adversely affected our business and a continuation of current economic conditions could cause further harm to our business, financial condition, results of operations and cash flows.

Demand for staffing services is significantly affected by the general level of economic activity. According to the National Bureau of Economic Research, the United States economy has been in a recession since December 2007. We expect that the current significant economic downturn and recession in the economy will continue to materially and adversely impact the demand for staffing services and the Company’s performance. As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees. Further, demand for permanent placement services also slows as the labor pool directly available to our customers’ increases, making it easier for them to identify new employees directly. In addition, we have experienced and expect to continue to experience increased pricing pressures from other staffing companies adversely affecting our revenues and operating margins. These adverse impacts may persist and worsen over the next several quarters if not longer, resulting in a material adverse effect on our financial condition.

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

Completion of the Merger is subject to a number of conditions which are largely or partially outside of our control, including the ability of Koosharem to finalize the financing required in a manner satisfactory to our workers’ compensation carrier, our ability to avoid declines in our revenues, and our ability to maintain a specified cash and cash equivalent balance immediately prior to closing, all as set forth in the Merger Agreement. A failure to complete the Merger would require us to address immediate and substantial issues with our existing lenders and to raise additional capital at a time when our business may have declined substantially and our alternatives are limited. There can be no assurance that we would be able to successfully address issues with our lenders, raise additional capital or address other problems we might face at the time if the Merger is not completed. Accordingly, if the Merger is not completed, we may be immediately unable to, among other things: (1) adequately collateralize our workers’ compensation obligations and obtain sufficient workers’ compensation coverage to support our operations and (2) satisfy our liquidity requirements and continue our operations as a going concern. Under these circumstances, we may be required to seek alternative transactions and/or consider filing for bankruptcy protection. There can be no assurance that any other alternative transaction similar to the merger would be available to us. Further, whether or not the proposed Merger is completed, we will have incurred substantial costs related to the Merger.

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

We are currently in default under our primary credit facility.  While we have recently obtained a forbearance through April 7, 2009 for this default, we no longer have any right to borrow under this credit facility, except for forced loans due to draws upon letters of credit outstanding under this credit facility. Accordingly, if our available cash is insufficient to satisfy our liquidity requirements and we are unable to find alternative sources of capital, which may not be available to us on acceptable terms or at all, we may be unable to continue our operations as a going concern.

We are currently in default under the Financing Agreement, dated as of February 14, 2008 (as amended, the “Financing Agreement”), among Westaff (USA), Inc. (as borrower), the Company (as parent guarantor), U.S. Bank National Association (as agent for the lenders, letter of credit issuer and a lender) and Wells Fargo Bank, National Association (as a lender), which provides for our primary credit facility. We have financed our operations primarily through cash generated by our operating activities and through borrowings under our revolving line of credit under the Financing Agreement. On May 23, 2008, we received a notice of default from U.S. Bank (as agent for itself and Wells Fargo Bank) stating that (1) an Event of Default (as defined in the Financing Agreement) had occurred due to our failure to achieve a minimum required Fixed Charge Coverage Ratio (as defined in the Financing Agreement) for our fiscal period ended April 19, 2008; and (2) as a result of the Event of Default, effective May 21, 2008, U.S. Bank increased the rate of interest to the default rate of interest on the borrowings outstanding under our line of credit. We had no borrowings outstanding under the Financing Agreement, but do have $27.3 million of outstanding letters of credit supporting our workers’ compensation obligations. The Company previously entered into a series of forbearance agreements providing for the lenders to forbear from exercising their default rights and remedies under the Financing Agreement through December 19, 2008.  However, on January 28, 2009, Travelers, which is the carrier under the Company’s existing workers’ compensation insurance program and the beneficiary of a letter of credit with a face amount of $27.0 million expiring on February 28, 2009 previously issued by U.S. Bank under the Financing Agreement, was notified by U.S. Bank that such letter of credit will not be renewed.  The Company recently entered into a Third Amended and Restated Forbearance Agreement, which became effective on February 18, 2009, subject to the terms and conditions of which, among other things: (1) the lenders agreed to forbear from exercising their default rights and remedies under the Financing Agreement during the period from February 18, 2009 and ending on April 7, 2009, (2) certain outstanding letters of credit expiring on February 28, 2009 (including the outstanding letter of credit in favor of Travelers) previously issued by U.S. Bank under the Financing Agreement were extended to April 7, 2009 and (3) the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated. Because the Company no longer has any right to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit), if the Company’s available cash is insufficient to satisfy the Company’s liquidity requirements and the Company is unable to find alternative sources of capital, the Company may be unable to continue its operations as a going concern. Under these circumstances, unless the pending merger with Koosharem is completed, the Company may be required to seek alternative transactions and/or consider filing for bankruptcy protection. There can be no assurance that any alternative sources of capital and/or alternative transactions would be available to us on acceptable terms or at all in the current challenging economic environment.  In addition, while the Company was able to obtain a forbearance under the Third Amended and Restated Forbearance Agreement, there can be no assurances that the Company will be able to continue to satisfy the conditions required for the forbearance or that waivers or additional forbearances can be obtained by the Company on acceptable terms in the future. If the Company is unable to obtain waivers or additional forbearances from the lenders on acceptable terms in the future, the lenders would be able to elect at any time to pursue further remedies available to them under the Financing Agreement, including (1) electing not to renew or extend letters of credit issued under the Financing Agreement or (2) under specified conditions and at certain times, limiting the Company’s ability to use its cash to pay ordinary course expenses and possibly disrupting the Company’s business operations.

In response to our short term forbearance issues, on August 25, 2008, the Company secured a $3.0 million Subordinated Loan facility with its principal stockholder, DelStaff. This facility may be used by the Company for working capital and general business purposes during the term of the facility. The unpaid principal balance under the Subordinated Loan bears interest at an annual rate of twenty percent (20%). Interest is payable-in-kind and accrues monthly in arrears on the first day of each month as an increase in the principal amount of the Subordinated Loan. A default rate applies on all obligations under the Subordinated Loan Agreement from and after the Maturity Date (August 15, 2009) and also during the existence of an Event of Default (as defined in the Subordinated Loan Agreement) at an annual rate of ten percent (10%) also payable-in-kind over the then-existing applicable interest rate and if principal is not repaid on the Maturity Date, an additional 5% of outstanding principal must be paid along with the default rate interest. The obligations under the Subordinated Loan Agreement are secured by a security interest in substantially all of the existing and future assets (the “Subordinated Collateral”) of the Company. The lien granted to the Subordinated Lender in the Subordinated Collateral is subordinated to the lien in that same collateral granted to U.S. Bank. Borrowings in excess of $1.0 million require the Subordinated Lender approval. The Subordinated Loan may be prepaid without penalty, subject to approval by U.S. Bank and the terms of an Intercreditor Agreement. Under certain circumstances, the Company must prepay all or a portion of any amounts outstanding under the Subordinated Loan Agreement, subject to the terms of the Intercreditor Agreement. The outstanding loan balance at January 24, 2009 was $2.7 million, which includes a $0.2 million facility fee that was added to the loan balance upon receipt of the initial advance. Accrued and unpaid interest on this note at January 24, 2009 was $0.1 million. The Company borrowed an additional $500,000 on January 29, 2009.

We may be unable to adequately collateralize our workers’ compensation obligations at their current levels or at all.

We are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. As of November 1, 2008, our aggregate collateral requirements under these contracts have been secured through $27.3 million of letters of credit obtained through the Financing Agreement. Our workers’ compensation policy, which had been originally set to expire on November 1, 2008, has been extended through April 1, 2009. As part of the extension, the Company paid $1.0 million in cash collateral on October 31, 2008 and an additional $0.3 million as of February 28, 2009.  These amounts are included in other current assets. These collateral requirements are significant, place pressure on our liquidity and working capital capacity and are dependent on the Company having sufficient accounts receivable and cash balances. If we are not able to obtain a renewal of our letters of credit at a level sufficient to meet our collateral requirements, we could be unable to obtain sufficient workers’ compensation coverage to support our operations.

On January 28, 2009, Travelers, which is the Company’s workers’ compensation carrier, was notified by U.S. Bank that the letter of credit issued in favor of Travelers and expiring on February 28, 2009 would not be renewed. The Company recently entered into the Third Amended and Restated Forbearance Agreement, which became effective on February 18, 2009, subject to the terms and conditions of which, among other things, U.S. Bank agreed to extend certain outstanding letters of credit expiring on February 28, 2009 (including the outstanding letter of credit in favor of Travelers) previously issued by U.S. Bank under the Financing Agreement to April 7, 2009. While the Company was able to obtain an extension of the letters of credit under the Third Amended and Restated Forbearance Agreement, there can be no assurances that the Company will be able to continue to satisfy the conditions required for the extension and thereby obtain sufficient workers’ compensation coverage to support the Company’s operations. In addition, the carrier has the right to draw on the letter of credit prior to the expiration. If the carrier draws on the Letter of Credit, U.S. Bank may require the Company to fund the draw in cash which would force the Company to borrow under the Financing Agreement. If no waiver or forbearance is then currently effective and the lenders elect to pursue remedies under the Financing Agreement, such as calling the loan, there can be no assurance that the Company would be able to find alternative sources of capital to repay the loan, in which case the Company may be unable to continue its operations as a going concern.

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

We finance our operations primarily through cash generated by our operating activities and through borrowings under our revolving credit facilities. Our primary credit facility is the Financing Agreement with U.S. Bank and Wells Fargo, which provides for a five-year revolving credit facility with an aggregate commitment of up to $28.0 million. Additionally, the Company secured a $3.0 million subordinated loan facility with its principal stockholder, DelStaff, to be used by the Company for working capital and general business purposes during the term of the facility.

The Company recently entered into the Third Amended and Restated Forbearance Agreement, which became effective on February 18, 2009, subject to the terms and conditions of which, among other things the Company’s ability to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) was terminated.   On January 29, 2009, the Company was advanced a loan in an aggregate principal amount of $500,000 from the DelStaff subordinated loan facility which is now fully drawn.

Because the Company no longer has any right to borrow under the Financing Agreement (other than forced loans due to draws upon the outstanding letters of credit) or the DelStaff loan, if the Company’s available cash is insufficient to satisfy the Company’s liquidity requirements and the Company is unable to find alternative sources of capital, the Company may be unable to continue its operations as a going concern. Under these circumstances, unless the pending merger with Koosharem is completed, the Company may be required to seek alternative transactions and/or consider filing for bankruptcy protection. There can be no assurance that any alternative sources of capital and/or alternative transactions would be available to us on acceptable terms or at all in the current challenging economic environment.  In addition, while the Company was able to obtain a forbearance under the Third Amended and Restated Forbearance Agreement, there can be no assurances that the Company will be able to continue to satisfy the conditions required for the forbearance or that waivers or additional forbearances can be obtained by the Company on acceptable terms in the future. If the Company is unable to obtain waivers or additional forbearances from the lenders on acceptable terms in the future, the lenders would be able to elect at any time to pursue further remedies available to them under the Financing Agreement, including (1) electing not to renew or extend letters of credit issued under the Financing Agreement or (2) under specified conditions and at certain times, limiting the Company’s ability to use its cash to pay ordinary course expenses and possibly disrupting the Company’s business operations.

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

The average daily trading volume for our common stock on the NASDAQ Global Market was approximately 14,553 shares during the fiscal quarter ended January 24, 2009. Accordingly, the market price of our common stock is subject to significant fluctuations that have been, and may continue to be, exaggerated because an active trading market has not developed for our common stock. We believe that the price of our common stock has also been negatively affected by the fact that our common stock is thinly traded and also due to the absence of analyst coverage. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase the stock, thus further depressing the stock price. These negative factors may make it difficult for stockholders to sell our common stock, which may result in losses for investors.

Recently our common shares traded at prices below $1.00. If this continues in the future, our common shares could be subject to delisting by NASDAQ Stock Market.

Our common stock currently trades on the NASDAQ Global Market. On September 10, 2008 we received a letter from the NASDAQ Stock Market (“NASDAQ”) indicating that for the last 30 consecutive business days prior to the date of the letter, the bid price of Westaff’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450 (a)(5).  Since that time the common shares have traded at prices above $1.00 per share and in February 2009, the Company was notified by NASDAQ that the closing bid price of Westaff’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the Company has regained compliance, however, the share price may decrease in future and if our common shares are not listed on a national securities exchange or the NASDAQ, potential investors may be prohibited from or be less likely to purchase our common shares, limiting the trading market for our stock.

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

As of January 24, 2009, our principal stockholder, DelStaff, together with its affiliates, controlled approximately 49.5% of the total outstanding shares of our common stock. The members of DelStaff are H.I.G. Staffing, 2007, Ltd., Alarian Associates, Inc. and Michael T. Willis. As our principal stockholder, DelStaff and its affiliates have the ability to significantly influence all matters submitted to our stockholders for approval, including the election of directors, and to exert significant influence over our management and affairs. On April 30, 2007, we entered into a Governance Agreement with DelStaff, Mr. Willis and Mr. Stover. On May 9, 2007, pursuant to the terms of the Governance Agreement, we expanded the size of our Board of Directors from five to nine directors and appointed the following DelStaff nominees to the Board: Michael T. Willis, John R. Black, Michael R. Phillips, Gerald E. Wedren and John G. Ball. DelStaff also has the ability to strongly influence any merger, consolidation, sale of substantially all of our assets or other strategic decisions affecting us or the market value of the stock. This concentration of stock and voting power could be used by DelStaff to delay or prevent an acquisition of Westaff or other strategic action or result in strategic decisions that could negatively impact the value and liquidity of our outstanding stock.

We derive a significant portion of our revenue from franchise agent operations.

Franchise agent operations comprise a significant portion of our revenue. As of January 24, 2009, franchisees represented 36.0% of gross receipts. In addition, our ten largest franchise agents (based on sales volume) accounted for 24.5% of our revenue. There can be no assurances that we will be able to attract new franchisees or that we will be able to retain our existing franchisees. The loss of one or more of our franchise agents and any associated loss of customers and sales could have a material adverse effect on our results of operations.

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

In the United States, we are responsible for and pay workers’ compensation costs for our regular and temporary employees. In recent years, these costs have risen substantially as a result of increased claims, general economic conditions, increases in healthcare costs and governmental regulations. The frequency of new claims decreased in fiscal year 2008 as compared to prior years, yet the cost per claim continues to increase. Under our workers’ compensation insurance program, we maintain “per occurrence” insurance, which only covers claims for a particular event above a deductible. This deductible is currently $750,000 per claim for fiscal year 2008 and fiscal year 2009 claims. Our workers’ compensation insurance policy expired November 1, 2008 and we have extended the policy through April 1, 2009. We have provided a cash payment of $1 million which was recorded as a short term deposit in fiscal year 2008 and we paid an additional $0.3 million in collateral as of February 28, 2009. Should our workers’ compensation premium costs continue to increase in the future, there can be no assurance that we will be able to increase the fees charged to our customers to keep pace with increased costs or if we were unable to obtain insurance on reasonable terms or forced to significantly increase our deductible per claim, our results of operations, financial condition and liquidity could be adversely affected.

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

Our information management systems are essential for data exchange and operational communications with branches spread across large geographical distances. We have replaced key component hardware and software including backup systems within recent years.  However, any future interruption, impairment or loss of data integrity or malfunction of these systems could severely impact our business, especially our ability to timely and accurately pay employees and bill customers.

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

During the fourth quarter of fiscal year 2005, we were notified by the California Employment Development Department (“EDD”) that our domestic operating subsidiaries unemployment tax rates would be increased retroactively for both calendar years 2005 and 2004. The total assessment by the EDD of additional unemployment taxes for both years, net of applied overpayments is approximately $1.5 million including interest at applicable statutory rates. Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations. The Company has timely appealed the ruling by the EDD and is working with the outside counsel to resolve this matter. Additionally, management contends that the notification by the EDD of the 2004 assessment was not timely and holds the position that the assessment is procedurally invalid. Consequently, at January 24, 2009, the Company has no reserve for the 2004 assessment and has accrued the assessment for 2005 of $0.3 million, including interest and net of an applied overpayment. Although we believe that we have properly calculated our unemployment insurance tax and are in compliance with all applicable laws and regulations, there can be no assurances this will be settled in our favor. Management believes the Company is well positioned to defend against the un-accrued portion and the ultimate resolution of this matter will not have a material adverse effect on the Company’s consolidated financial statements.

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

As of January 24, 2009, we have intangibles of $3.5 million. A majority of the remaining intangible asset balance relates to an indefinite life franchise right relating to the Houston market. If we are unable to maintain our projected levels of cash flows for this market, we may need to write off a portion or all of these assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” which would result in a reduction of our assets and stockholders equity. Furthermore, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is required to assess the recoverability of its long-lived assets (such as its property and equipment) whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated cash flows expected to result from its use and eventual disposition. If we are unable to generate adequate cash flows we may need to write off a portion of our long-lived assets.

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

WESTAFF, INC.

March 16, 2009	/s/ Christa C. Leonard
Date	Christa C. Leonard
Senior Vice President and Chief Financial Officer